Form 10KSB
period 2006-12-31
BTHC VI Inc
filed 2007-02-23
CIK 1368148

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

          For the fiscal year ended December 31, 2006

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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

                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


      Securities registered under Section 12 (b) of the Exchange Act - None

         Securities registered under Section 12(g) of the Exchange Act:
                       - Common Stock - $0.001 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes  X   No
                                     -----   -----

The issuer's revenues for the fiscal year ended December 31, 2006 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 19, 2007 was approximately $-0-, based on no trading activity and/or posted quotations.

As of February 19, 2007, there were 500,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes      No  X
                                                   -----   -----

                                  BTHC VI, Inc.

                                Index to Contents

                                                                     Page Number
                                                                     -----------

Part I

Item 1   Description of Business                                               4
Item 2   Description of Property                                              14
Item 3   Legal Proceedings                                                    14
Item 4   Submission of Matters to a Vote of Security Holders                  14

Part II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
           and Small Business Issuer Purchasers of Equity Securities          14
Item 6   Management's Discussion and Analysis or Plan of Operation            17
Item 7   Financial Statements                                                 21
Item 8   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                             22
Item 8A  Controls and Procedures                                              22

Part III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  22
Item 10  Executive Compensation                                               27
Item 11  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    27
Item 12  Certain Relationships and Related Transactions                       28
Item 13  Exhibits                                                             28
Item 14  Principal Accountant Fees and Services                               29

Signatures                                                                    21

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                                     PART I

Item 1 - Description of Business

General
-------

BTHC VI, Inc. was organized on June 7, 2005 as a Delaware corporation to effect the reincorporation of BTHC VI, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below. In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 12890 Hilltop Road, Argyle, TX 76226, and our telephone number is (972) 233-0300.

History
-------

In September 1999, Ballantrae Healthcare LLC and affiliated limited liability companies including BTHC VI, LLC, (collectively Ballantrae) were organized for the purpose of operating nursing homes throughout the United States. Ballantrae did not own the nursing facilities. Instead, they operated the facilities pursuant to management agreements and/or real property leases with the owners of each of the respective facilities. Although Ballantrae continued to increase the number of nursing homes it operated and in June 2000 had received a substantial equity investment, it was unable to achieve profitability. During 2001 and 2002, Ballantrae continued to experience severe liquidity problems and did not generate enough revenues to cover its overhead costs. Despite obtaining additional capital and divesting unprofitable nursing homes, by March, 2003, Ballantrae was out of cash and unable to meet its payroll obligations.

On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 29, 2004, the bankruptcy court approved the First Amended Joint Plan of Reorganization, or the Plan, as presented by Ballantrae, its affiliates and their creditors. On April 11, 2006, pursuant to the Plan, BTHC VI, LLC was merged into BTHC VI, Inc., a Delaware corporation.

Plan of Reorganization
----------------------

Halter Financial Group, Inc. or HFG, participated with Ballantrae and their creditors in structuring the Plan. As part of the Plan, HFG provided $76,500 to be used to pay professional fees associated with the Plan confirmation process. HFG was granted an option to be repaid through the issuance of equity securities in 17 of the reorganized Ballantrae entities, including BTHC VI, Inc.

HFG exercised the option, and as provided in the Plan, 70% of our outstanding common stock, or 350,000 shares , were issued to HFG, in satisfaction of HFG's administrative claims. The remaining 30% of our outstanding common stock, or 150,000 shares, were issued to 499 holders of administrative and tax claims and unsecured debt. The 500,000 shares, or Plan Shares, were issued pursuant to
Section 1145 of the Bankruptcy Code.

As further consideration for the issuance of the 350,000 Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate. HFG is responsible for the payment of our operating expenses and HFG will provide us for no cost with consulting services, including assisting us
with   formulating   the  structure  of  any  proposed  merger  or  acquisition.
Additionally, HFG is responsible for paying our expenses incurred in consummating a merger or acquisition.

We will remain subject to the jurisdiction of the bankruptcy court until we consummate a merger or acquisition. Pursuant to the confirmation order, if we do not consummate a business combination prior to June 20, 2008, the Plan Shares will be deemed canceled, and the discharge and injunction provisions of the confirmation order, as they pertain to us, shall be deemed dissolved without further order of the bankruptcy court. If we timely consummate a merger or acquisition, we will have met the requirements of the Plan and the discharge and injunction provisions granted to us under the confirmation order shall continue to be effective.

On February 15, 2006, HFG transferred its 350,000 Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.

Timothy P. Halter is the sole officer, director and shareholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI. Mr. Halter currently serves as our president and sole director.

Business Plan
-------------

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on HFG to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Timothy P. Halter, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including HFG, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

We do not foresee that we will enter into a merger or acquisition transaction with any business with which HFG, HFI or Timothy P. Halter is currently affiliated.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than HFI our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Timothy P. Halter, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

     *    Potential for future earnings and appreciation of value of securities;
     * Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
     * Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
     *    Historical results of operation;
     *    Liquidity and availability of capital resources;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     *    Amount of debt and contingent liabilities; and
     * The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on one person, Timothy P. Halter, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

As part of our investigation, our executive officer may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain provided information, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial and management resources.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process. Companies, which have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be a prudent business transaction alternative.

Employees
---------

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors
------------

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History Makes Potential Difficult to Assess
-------------------------------------------------------------

     The Company has had no operating history nor any revenues or earnings from operations since the Company's emergence from bankruptcy. The Company has limited financial resources and no operating activities. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

There Is No Agreement for a Business Combination and No Minimum Requirements for
--------------------------------------------------------------------------------
a Business Combination
----------------------

     The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

No Assurance of Success or Profitability
----------------------------------------

     There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Type of Business Acquired
-------------------------

     The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification
-----------------------

     Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Dependence upon Management; Limited Participation of Management
---------------------------------------------------------------

     Because management consists of only one person, while seeking a business combination, Timothy P. Halter, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Halter anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Halter has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Halter. The loss of the services of Mr. Halter would adversely affect development of the Company's business and its likelihood of continuing operations.

Conflicts of Interest
---------------------

     The Company's sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. (See Management, Conflicts of Interest.)

     It is anticipated that the Company's principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing
--------------------------------------

     The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors
--------------------------------

     To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks
--------------------------

     The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers'
     (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (I) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that
     (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
     (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

There  May  Be  a  Scarcity  of  and/or  Significant  Competition  for  Business
--------------------------------------------------------------------------------
Opportunities and Combinations
------------------------------

     The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition
--------------------------------------------------------

     Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

Lack of Market Research or Marketing Organization
-------------------------------------------------

     The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control of the Company and/or Management
-----------------------------------------------------------

     In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares upon Business Combination
--------------------------------------------------------------

     A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

No Public Market Exists
-----------------------

     There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares Is Required
----------------------------------

     It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933, but must be registered under the Securities Act of 1933.

Blue Sky Consideration
----------------------

     Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Additional Risks--Doing Business in a Foreign Country
-----------------------------------------------------

     The Company may  effectuate  a business  combination  with a merger  target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation
--------

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Item 2 - Description of Property

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, Texas 76226. The Company's telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.


Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of stockholders during the preceding quarter or periods subsequent thereto.


                                     PART II

Item 5 - Market for Company's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Holders
-------

As of December 31, 2006, there were a total of 500,000 shares of our common stock outstanding, held by approximately 499 stockholders of record.

Common Stock
------------

Our authorized capital stock consists of 40 million shares of common stock and 10 million shares of preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Certificate of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10 million shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Provisions Having A Possible Anti-Takeover Effect
-------------------------------------------------

Our Certificate of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 10 million shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Preferred Stock

The Company is also authorized to issue up to 50,000,000 shares of $0.001 par value Preferred Stock and no shares are issued and outstanding as of the date of this Report.

Market for Trading and Eligibility for Future Sale

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares which may have been deemed to have occurred through the solicitation of acceptances of the Plan of Reorganization and the issuance of the Plan Shares pursuant to the Plan of Reorganization. In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof, are free to resell such securities without registration under the Securities Act.

There is no active trading market for the Company's common stock as of the date of this filing.

It is the intent, at some future date, for the Company to make application for approval to trade on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection
(a)(5).

Restricted Securities

We currently do not have any outstanding restricted securities as defined in Rule 144. We do not intend to issue any securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities. Since we are a blank check or shell company, we believe the resale of restricted securities we issue in a merger transaction will be subject to the restrictions as stated in the Wulff Letter discussed below.

Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year, provided that the securities satisfies the current public information requirements of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period; the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions and does not make any payment to anyone in connection with the sale transactions except the broker dealer who executes the trade or trades in the securities; the shares are sold in broker's transactions only; the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions; and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an affiliate of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144.

In January 2000, Richard K. Wulff, the then-Chief of the Securities and Exchange Commission's Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. (the Wulff Letter). The Wulff Letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm referred to several situations in which non-affiliate stockholders of blank check or shell companies had sought to treat their shares as free trading or unrestricted securities. As defined in the Wulff Letter, a blank check or shell company is a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check or shell companies, the Wulff Letter stated that the promoters and affiliates of blank check or shell companies, as well as transferees of their securities, are "underwriters" with respect to such securities. Accordingly, transactions in these companies' securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 "safe harbor" resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act, that exempts sales by persons other than "an issuer, underwriter or a dealer." As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check or shell company completes a merger or acquisition transaction with an operating entity.

Dividends

Dividends, if any, will be contingent upon the Company's revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their contact numbers are (469) 633-0101 for voice calls and (469) 633-0088 for fax transmissions. Their website is located at www.stctransfer.com.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Securities Exchange Act of 1934, as amended, and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.


Item 6 - Management's Discussion and Analysis or Plan of Operation

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) General

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

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2006 or 2005, respectively.

General and administrative expenses for each of the years ended December 31, 2006 and 2005 were approximately $18,000 and $-0-, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of the June 2006 Form 10-SB and other periodic reports pursuant to the Securities Exchange Act of 1934, as required. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine month periods ended December 31, 2006 and 2005 were $(0.04) and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line with the Calendar 2006 expenditure levels until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company's expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2006 and 2005, respectively, the Company had working capital of approximately $(17,000) and $-0-, respectively.

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

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

(4) Plan of Business

General

     The  Company's  current  purpose  is to  seek,  investigate  and,  if  such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

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

Management

     The Company is a blank check or shell corporation, and currently has no full-time employees. Timothy P. Halter is the Company's sole officer, director, and controlling shareholder. All references herein to management of the Company are to Mr. Halter. Mr. Halter, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Halter and the potential demands of the Company's activities. See Item 7, "Certain Relationships and Related Transactions - Conflicts of Interest."

     The amount of time spent by Mr. Halter on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Halter will actually be required to spend to locate a suitable target company. Mr. Halter estimates that the business plan of the Company can be implemented by devoting less than 5 hours per month but such figure cannot be stated with precision.

Search for Business Opportunities

     The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

     The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time. It is anticipated that any finder that the target company retains would be a registered broker-dealer.

     The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

     The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

     The Company is currently subject to the reporting requirements of the Exchange Act since the effective date of the Company's June 2006 filing of the Registration Statement on Form 10-SB. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

(5) Liquidity and Capital Resources

At December 31, 2006 and 2005, respectively, the Company had working capital of approximately $(17,000) and $-0-, respectively.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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


Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


Item 8A - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

Item 9 - Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

          Name                  Age               Position Held and Tenure
          ----                  ---               ------------------------

     Timothy P. Halter          40           President, Chief Executive Officer
                                            Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The sole director and officer will devote his time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

Timothy P. Halter - Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations.

Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is an officer and director of Point Acquisition Corporation, a Nevada corporation; Nevstar Corporation, a Nevada corporation; Concept Ventures Corporation, a Nevada corporation; Robcor Properties, Inc., a Florida corporation;, BTHC VI, Inc., BTHC VII, Inc., BTHC VIII, Inc., and BTHC X, Inc., each a Delaware corporation. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Indemnification of Officers and Directors.

We have the authority under the Delaware General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Delaware law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Delaware law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

     *    conducted himself in good faith;
     * reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and
     * in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Delaware law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation. The corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Certificate of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors' duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Delaware law. Limitations on liability provided for in our Certificate of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Certificate of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Delaware General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other that the payment by BTHC VI, Inc., of expenses incurred or paid by a director, officer or controlling person of BTHC VI, Inc., in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2006, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other stockholders. In making any such sale, the Company's sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

     (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

     (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.


Item 10 - Executive Compensation

The current management and oversight of the Company requires less than four (4) hours per month. As the Company's sole officer and director is engaged in other full-time income producing activities, the Company's sole officer or director has received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s). See Certain
Relationships and Related Transactions.

                           SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                        Pension
                                                                                        Value and
                                                                                        Nonqualified
                                                                       Non-Equity       Deferred
Name and                                             Stock    Option   Incentive Plan   Compensation   All Other
Principal Position   Year   Salary ($)   Bonus ($)   Awards   Awards   Compensation     Earnings       Compensation   Total
                                                     ($)      ($)      ($)              ($)            ($)            ($)
Timothy P.           2006        $-0-        $-0-      $-0-     $-0-            $-0-           $-0-           $-0-     $-0-
Halter,              2005        $-0-        $-0-      $-0-     $-0-            $-0-           $-0-           $-0-     $-0-
Principal            2004        $-0-        $-0-      $-0-     $-0-            $-0-           $-0-           $-0-     $-0-
Executive
Officer

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                              Shares Beneficially Owned (1)
Name and address (2)                   Number of Shares           Percentage (3)
----------------                       ----------------           ----------

Timothy P. Halter (4)                          350,000 (5)                70.0%
Halter Financial Investments, LP (6)           350,000                    70.0%
Olga Guerra (7)                                58,294                     11.7%

Directors and officers as a group              350,000                    70.0%
     (1 person)

(1) On February 19, 2007, there were 500,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2) Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(3) In determining the percent of voting stock owned by a person on December 31, 2006 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (I) the 500,000 shares of common stock outstanding on December 31, 2006, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(4) Mr. Halter is our president and director. He also is a member of Halter Financial Investments GP, LLC, the general partner of Halter Financial Investments L.P. Mr. Halter's address is 12890 Hilltop Road, Argyle, TX 76226.
(5) Mr. Halter is deemed to beneficially own the Plan Shares owned by Halter Financial Investments, L.P. (6) HFI's address is 12890 Hilltop Road, Argyle, TX 76226. (7) Olga Guerra's address is i/c/o Avery McDaniel, Attorney, 800 W. Weatherford Street, Fort Worth, Texas 76102.


Item 12 - Certain Relationships and Related Transactions

Other than the participation of HFG and Timothy P. Halter in our Plan of Reorganization and the issuance to HFG of 350,000 shares of our common stock for satisfaction of certain administrative claims and for HFG's agreement to provide us with certain services as discussed in "Item 1- Description of Business", there are no relationships or transactions between us and any of our directors, officers and principal stockholders.

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, Texas 76226. The Company's telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director


Item 13 - Exhibits

2.1 First Amended Joint Plan of Reorganization filed by the Debtors and Official Committee of Unsecured Creditors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re:
          Ballantrae Healthcare, LLC, et. al., Debtors, Case No. 03-33152-HDH-11, dated September 29, 2004. (*)
2.2 Order Confirming First Amended and Joint Plan of Reorganization, Chapter 11, Case No. 03-33152-HDH-11, Signed November 29, 2004. (*)
3.1 Agreement and Plan of Merger by and between BTHC VI, Inc. and BTHC VI, LLC, dated April 10, 2006. (*)
3.2 Certificate of Merger as filed with the Secretary of State of the State of Delaware on April 11, 2006. (*)
3.3 Articles of Merger as filed with the Secretary of State of the State of Texas on April 11, 2006. (*)
3.4       Certificate of Incorporation of BTHC VI, Inc. (*)
3.5       Bylaws of BTHC VI, Inc. (*)
4.1       Form of common stock certificate. (*)
31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 0-52127) on September 21, 2006.


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                                    Year ended       Year ended
                                                   December 31,     December 31,
                                                       2006             2005
                                                   ------------     ------------

1.   Audit fees                                          $1,890           $ --
1.   Audit-related fees                                    --               --
2.   Tax fees                                               450             --
3.   All other fees                                        --               --
                                                         ------           ------

     Totals                                              $2,340           $ --
                                                         ======           ======


We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.



                (Remainder of this page left blank intentionally)


                    (Financial statements start on next page)

                                  BTHC VI, Inc.
                          (a development stage company)

                                    Contents


                                                                            Page
                                                                            ----

Report of Independent Registered Certified Public Accounting Firm            F-2

Financial Statements

  Balance Sheets
    as of December 31, 2006 and 2005                                         F-3

  Statements of Operations and Comprehensive Loss
    for the years ended December 31, 2006 and 2005 and
    the period from November 29, 2004 (date of bankruptcy settlement)
    through December 31, 2006                                                F-4

  Statements of Changes in Stockholders' Equity
    for the period from November 29, 2004 (date of bankruptcy settlement)
    through December 31, 2006                                                F-5

  Statements of Cash Flows
    for the year ended December 31, 2006 and 2005 and
    the period from November 29, 2004 (date of bankruptcy settlement)
    through December 31, 2006                                                F-6

  Notes to Financial Statements                                              F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA
                        ---------------------------------

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------



Board of Directors and Stockholders
BTHC VI, Inc.

We have audited the accompanying balance sheets of BTHC VI, Inc. (a Delaware corporation and a development stage company) as of December 31, 2006 and 2005 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2006, respectively. These financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BTHC VI, Inc. (a development stage company) as of December 31, 2006 and 2005 and the results of its operations and cash flows for each of the years ended December 31, 1006 and 2005 and for the period from November 29. 2004 (date of bankruptcy settlement) through December 31, 2006, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note D. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.




                                                        S. W. HATFIELD, CPA
Dallas, Texas
February 12, 2007


                                  BTHC VI, Inc.
                          (a development stage company)
                                 Balance Sheets
                    June 30, 2006, December 31, 2005 and 2004


                                                                    June 30,      December 31,
                                                                      2006            2005
                                                                  ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                       $       --      $       --
   Due from bankruptcy trust                                              --             1,000
                                                                  ------------    ------------

     Total Assets                                                 $       --      $      1,000
                                                                  ============    ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities
   Accounts payable - trade                                       $       --      $       --
   Advances from controlling shareholder                                16,813            --
                                                                  ------------    ------------

     Total Liabilities                                                  16,813            --
                                                                  ------------    ------------


Commitments and Contingencies


                         Stockholders' Equity (Deficit)
                       Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                          --              --
   Common stock - $0.001 par value
     40,000,000 shares authorized
     500,000 shares issued and outstanding                                 500             500
   Additional paid-in capital                                              500             500
   Deficit accumulated during the development stage                    (17,813)           --
                                                                  ------------    ------------

     Total Stockholders' Equity (Deficit)                              (16,813)          1,000
                                                                  ------------    ------------

     Total Liabilities and
       Stockholders' Equity (Deficit)                             $       --      $      1,000
                                                                  ============    ============




   The accompanying notes are an integral part of these financial statements.

                                  BTHC VI, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                   Years ended December 31, 2006 and 2005 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through December 31, 2006


                                                                   Period from
                                                                   November 29,
                                                                       2004
                                                                    (date of
                                                                   bankruptcy
                                       Year            Year        settlement)
                                       ended           ended         through
                                   December 31,    December 31,    December 31,
                                       2006            2005            2006
                                   ------------    -------------   ------------

Revenues                           $       --      $        --     $       --
                                   ------------    -------------   ------------

Operating expenses
   Reorganization costs                   1,511             --            1,511
   Registration fees                        130             --              130
   Stock transfer costs                   1,020             --            1,020
   Legal and professional fees           15,152             --           15,152
                                   ------------    -------------   ------------

Income from operations                  (17,813)            --          (17,813)

Provision for income taxes                 --               --             --
                                   ------------    -------------   ------------

Net loss                                (17,813)            --          (17,813)

Other comprehensive income                 --               --             --
                                   ------------    -------------   ------------

Comprehensive loss                 $    (17,813)   $        --     $    (17,813)
                                   ============    =============   ============

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic
   and fully diluted               $      (0.04)             nil   $      (0.04)
                                   ============    =============   ============

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted              500,000          500,000        500,000
                                   ============    =============   ============


   The accompanying notes are an integral part of these financial statements.


                                  BTHC VI, Inc.
                          (a development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)
                Period from November 29, 2004 (date of bankruptcy
                      settlement) through December 31, 2006


                                                                                 Deficit
                                                                               accumulated
                                                  Common Stock   Additional    during the
                                                  ------------     paid-in     development
                                        Shares        Amount       capital        stage          Total
                                     -----------   -----------   -----------   -----------    -----------
Stock issued through bankruptcy
   settlement on November 29, 2004       500,000   $       500   $       500   $      --      $     1,000

Net loss for the period                     --            --            --            --             --
                                     -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2004            500,000           500           500          --            1,000

Net loss for the year                       --            --            --            --             --
                                     -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2005            500,000           500           500          --            1,000

Net loss for the year                       --            --            --         (17,813)       (17,813)
                                     -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2006            500,000   $       500   $       500   $   (17,813)   $   (16,813)
                                     ===========   ===========   ===========   ===========    ===========











   The accompanying notes are an integral part of these financial statements.


                                  BTHC VI, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                   Years ended December 31, 2006 and 2005 and
                Period from November 29, 2004 (date of bankruptcy
                     settlement) through December 31, 2006


                                                                              Period from
                                                                              November 29,
                                                                                  2004
                                                                               (date of
                                                                              bankruptcy
                                                   Year            Year       settlement)
                                                   ended           ended        through
                                               December 31,    December 31,   December 31,
                                                   2006            2005           2006
                                               ------------    ------------   ------------
Cash Flows from Operating Activities
   Net loss for the period                     $    (17,813)   $       --     $    (17,813)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities
     Increase in accounts payable-trade                --              --             --
                                               ------------    ------------   ------------

   Net cash used in operating activities            (17,813)           --          (17,813)
                                               ------------    ------------   ------------


Cash Flows from Investing Activities                   --              --             --
                                               ------------    ------------   ------------


Cash Flows from Financing Activities
   Cash funded from bankruptcy trust                  1,000            --            1,000
   Cash advanced by stockholder                      16,813            --           16,813
                                               ------------    ------------   ------------

   Net cash provided by financing activities         17,813            --           17,813
                                               ------------    ------------   ------------

Increase in Cash                                       --              --             --

Cash at beginning of period                            --              --             --
                                               ------------    ------------   ------------

Cash at end of period                          $       --      $       --     $       --
                                               ============    ============   ============


Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period           $       --      $       --     $       --
                                               ============    ============   ============
     Income taxes paid during the period       $       --      $       --     $       --
                                               ============    ============   ============


Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Recapitalization to be funded
       by Bankruptcy Trust                     $       --      $      1,000   $      1,000
                                               ============    ============   ============

   The accompanying notes are an integral part of these financial statements.

                                  BTHC VI, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005


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

                                  BTHC VI, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented


Note D - Going Concern Uncertainty

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

                                  BTHC VI, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


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

The Company's certificate of incorporation authorizes the issuance of up to 10,000,000 million shares of preferred stock and 40,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

                                  BTHC VI, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


Note E - Summary of Significant Accounting Policies - Continued

3. Income taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     As of December 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


                                  BTHC VI, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


Note G - Income Taxes

The  components  of income tax  (benefit)  expense  for each of the years  ended
December 31, 2006 and 2005 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2006, respectively, are as follows:

                                                                    Period from
                                                                    November 29,
                                                                        2004
                                                                      (date of
                                                                    bankruptcy
                                                                    settlement)
                                   Year ended       Year ended        through
                                  December 31,     December 31,     December 31,
                                      2006             2005             2004
                                  ------------     ------------     ------------
     Federal:
       Current                    $       --       $       --       $       --
       Deferred                           --               --               --
                                  ------------     ------------     ------------
                                          --               --               --
                                  ------------     ------------     ------------
     State:
       Current                            --               --               --
       Deferred                           --               --               --
                                  ------------     ------------     ------------
                                          --               --               --
                                  ------------     ------------     ------------

       Total                      $       --       $       --       $       --
                                  ============     ============     ============

As of December 31, 2006,  the Company had an  approximate  $17,800 net operating loss  carryforward to offset future taxable income.  The amount and availability of any net operating loss  carryforwards  will be subject to the limitations set forth in the  Internal  Revenue  Code.  Such  factors  as the  number  of shares ultimately  issued  within a three year  look-back  period;  whether  there is a deemed more than 50 percent  change in control;  the  applicable  long-term  tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the years ended December 31, 2006 and 2005 and for the period from November 29, 2004 (date of bankruptcy settlement) through December 31, 2006, respectively, are as follows:

                                                                                      Period from
                                                                                      November 29,
                                                                                          2004
                                                                                        (date of
                                                                                      bankruptcy
                                                                                      settlement)
                                                        Year ended      Year ended      through
                                                       December 31,    December 31,   December 31,
                                                           2006            2005           2006
                                                       ------------    ------------   ------------

Statutory rate applied to income before income taxes   $     (5,900)   $       --     $     (5,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --             --
     Difference between book method and
       statutory recognition differences on
       organization costs                                       400            --              400
     Other, including reserve for
     deferred tax asset and application
     of net operating loss carryforward                       5,500            --            5,500
                                                       ------------    ------------   ------------

Income tax expense                                     $       --      $       --     $       --
                                                       ============    ============   ============

                                  BTHC VI, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                           December 31, 2006 and 2005


Note G - Income Taxes - Continued

The Company's only temporary differences as of December 31, 2006 and 2005 relate to the Company's net operating loss and the statutory deferrals of expenses for organizational costs pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of December 31, 2006 and 2005, respectively, is nominal and not material to the accompanying financial statements.


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



                (Remainder of this page left blank intentionally)

                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                                   BTHC VI, Inc.

Dated: February 19, 2007                                   /s/ Timothy P. Halter
       -----------------                    ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: February 19, 2007                                   /s/ Timothy P. Halter
       -----------------                    ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director