Form 10-Q
period 2007-06-30
BTHC VI Inc
filed 2007-08-17
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52108

BTHC VI, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4864095

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3201 Carnegie Avenue, Cleveland, Ohio	44115-2634

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (216) 431-9900
Former name, former address and former fiscal year, if changed since last report: Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 1, 2007, was 18,927,988.

BTHC VI, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
BTHC VI, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006

	(Unaudited)	(Note)
Assets
Current assets:

Cash and cash equivalents	$58,939	$1,528

Accounts receivable	384	872

Prepaid expenses and other	433	361

Total current assets	59,756	2,761

Notes receivable from related parties	562	562

Equipment, net	355	509

Accounts receivable, net	75	117

Equity investment and other assets	317	317

Total assets	$61,065	$4,266

Liabilities and stockholders’ equity (deficit)
Current liabilities:

Accounts payable	$1,008	$898

Accrued compensation and related benefits	65	423

Accrued expenses and other	1,047	1,214

Current portion of long-term debt, net	3,235	3,332

Total current liabilities	5,355	5,867

Long-term debt	—	1,800

Convertible promissory notes, net	—	7,510

Accrued interest	—	214

Accrued dividends	—	8,882

Stockholders’ equity:
Convertible preferred stock, at stated value; no shares authorized, issued or outstanding at June 30, 2007; 13,432,350 shares authorized and 10,168,231 shares issued and outstanding at December 31, 2006	—	68,301
Preferred stock, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2007; no shares authorized, issued or outstanding at December 31, 2006	—	—
Common stock, $0.001 par value;100,000,000 shares authorized and 18,927,988 shares issued and outstanding at June 30, 2007; 40,000,000 shares authorized and 293,770 shares issued and outstanding at December 31, 2006	19	—

Additional paid-in capital	207,033	53,495

Treasury stock	—	(250)

Accumulated deficit	(151,342)	(141,553)

Total stockholders’ equity (deficit)	55,710	(20,007)

Total liabilities and stockholders’ equity (deficit)	$61,065	$4,266

Note: The balance sheet at December 31, 2006 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

BTHC VI, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues

License fees	$313	$261	$623	$481

Grant revenue	410	229	979	638

Total revenues	723	490	1,602	1,119

Costs and expenses
Research and development (including stock compensation expense of $2,000 and $72 in the three months ended June 30, 2007 and 2006, respectively; and $2,031 and $159 in the six months ended June 30, 2007 and 2006, respectively)	4,989	2,361	7,354	4,945
General and administrative (including stock compensation expense of $2,089 and $46 in the three months ended June 30, 2007 and 2006, respectively; and $2,102 and $91 in the six months ended June 30, 2007 and 2006, respectively)	3,497	1,066	4,105	1,754
Depreciation	75	138	155	293

Total costs and expenses	8,561	3,565	11,614	6,992

Loss from operations	(7,838)	(3,075)	(10,012)	(5,873)

Other income (loss)	1,500	(3)	1,500	208

Interest income	175	38	222	67

Interest expense — see Note 7	(710)	(255)	(1,043)	(490)

Accretion of premium on convertible debt	(196)	—	(456)	—

Loss before cumulative effect of change in accounting principle	(7,069)	(3,295)	(9,789)	(6,088)

Cumulative effect of change in accounting principle	—	—	—	306

Net loss	$(7,069)	$(3,295)	$(9,789)	$(5,782)

Preferred stock dividends	$(284)	$(347)	$(659)	$(695)

Net loss attributable to common stockholders	$(7,353)	$(3,642)	$(10,448)	$(6,477)

Dividends declared per common share	$—	$—	$—	$—

Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle	$(1.53)	$(12.40)	$(4.10)	$(23.19)
Cumulative effect of change in accounting principle	—	—	—	1.05

Net loss	$(1.53)	$(12.40)	$(4.10)	$(22.14)

Weighted average shares outstanding, basic and diluted	4,800,760	293,770	2,547,265	292,513

See accompanying notes to unaudited condensed consolidated financial statements.

BTHC VI, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months ended
	June 30,
	2007	2006

Operating activities
Net loss	$(9,789)	$(5,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	293
Equity in earnings of unconsolidated affiliate	—	(117)
Accretion of premium on convertible debt	456	—
Forgiveness of note receivable from related party	—	122
Compensation — common stock options	4,133	250
Expense related to warrants issued to lenders	438	—
Income from cumulative effect of change in accounting principle	—	(306)
Amortization of premium on available for sale securities and other	7	24
Changes in operating assets and liabilities:
Accounts receivable	530	239
Prepaid expenses and other assets	(72)	143
Accounts payable and accrued expenses	(95)	819

Net cash used in operating activities	(4,237)	(4,315)

Investing activities
Purchase of available for sale securities	—	(3,024)

Maturities of available for sale securities	—	3,804

Purchases of equipment	(3)	(67)

Net cash (used in) provided by investing activities	(3)	713

Financing activities
Principal payments on debt	(1,843)	(1,222)
Proceeds from convertible promissory note	5,000	5,000
Proceeds from issuance of common stock, net	58,494	6

Net cash provided by financing activities	61,651	3,784

Increase in cash and cash equivalents	57,411	182
Cash and cash equivalents at beginning of the period	1,528	1,080

Cash and cash equivalents at end of the period	$58,939	$1,262

See accompanying notes to unaudited condensed consolidated financial statements.

BTHC VI, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Background; Recent Merger and Offering
On May 24, 2007, BTHC VI, Inc. (“BTHC VI”) and its wholly owned subsidiary, B-VI Acquisition Corp., entered into an Agreement and Plan of Merger with Athersys, Inc. (“Athersys”). Pursuant to the terms of the Agreement and Plan of Merger, B-VI Acquisition Corp., which BTHC VI recently had incorporated for the purpose of completing the merger transaction described herein, merged with and into Athersys on June 8, 2007, with Athersys continuing as the surviving entity in the merger (the “Merger”). As a result of the Merger, Athersys became our wholly-owned subsidiary, and the business of Athersys became our sole operations. Unless otherwise indicated, all references to “the Company” are to BTHC VI, together with its wholly-owned subsidiary, Athersys.
At the time the Merger was deemed effective, each share of common stock of Athersys was converted into 0.0358493 shares of BTHC VI common stock, par value $0.001 per share. Prior to the Merger, BTHC VI effected a 1-for-1.67 reverse stock split of its shares of common stock and increased the number of authorized shares of common stock to 100,000,000. Also prior to the Merger, all shares of Athersys preferred stock were converted into shares of Athersys common stock.
BTHC VI’s acquisition of Athersys on June 8, 2007 effected a change in control and was accounted for as a reverse acquisition whereby Athersys is the accounting acquirer for financial statement purposes. Accordingly, the financial statements of the Company presented reflect the historical results of Athersys and do not include the historical financial results of BTHC VI prior to the consummation of the Merger. The Company’s authorized and issued shares of common stock have been retroactively restated for all periods present to reflect the shares of BTHC VI common stock after giving effect to the Merger. Basic and diluted net loss per share attributable to common stockholders has been computed using the retroactively restated common stock.
Immediately after the Merger, BTHC VI completed an offering of 13,000,000 shares of common stock for aggregate gross proceeds of $65.0 million (the “Offering”). Offering costs in the amount of approximately $6.5 million were netted against the proceeds of the Offering, resulting in net proceeds from the Offering of approximately $58.5 million. The Offering included the issuance of warrants to purchase 3,250,000 shares of common stock to the investors with an exercise price of $6.00 and a five-year term. BTHC VI also issued warrants to purchase 500,000 shares of common stock to the lead investor and warrants to purchase 1,093,525 shares of common stock to the placement agents, each with an exercise price of $6.00 and a five-year term. The placement agents also received cash fees in an amount equal to 8.5% of the gross proceeds, excluding proceeds from existing investors in the Company. In consideration for certain advisory services, the Company paid an affiliate and largest stockholder of BTHC VI a one-time fee of $350,000 in cash upon consummation of the Merger.
Athersys is a biopharmaceutical company engaged in the development and commercialization of therapeutic products in one business segment. Operations consist primarily of research and product development activities.

2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement on Form S-1 as filed with the SEC on July 10, 2007. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s critical accounting policies, estimates and assumptions are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included below in this quarterly report on Form 10-Q.
3. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of common stock outstanding during the period.
The Company has outstanding certain options and warrants, and prior to June 8, 2007, had outstanding certain convertible debt and convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share attributable to common stock holders are equal.
Outstanding stock options to purchase 3,629,814 and 127,686 shares of common stock for each of the three and six-month periods ended June 30, 2007 and June 30, 2006, respectively, were not included in the calculation of diluted net loss per share attributable to common stockholders because their effects were antidilutive.
Warrants to purchase 5,125,496 and 25,639 shares of common stock for each of the three and six-month periods ended June 30, 2007 and June 30, 2006, respectively, were not included in the calculation of diluted net loss per share attributable to common stockholders because their effects were antidilutive.
Shares of common stock issuable upon the conversion of convertible preferred stock in the amount of 276,071 and 319,839 on a historical basis (1,450,028 and 1,679,915 taking into consideration the restructuring of Athersys stock that occurred in 2007 at the time of the Merger) for the three and six-month periods ended June 30, 2007, respectively, and 364,093 on a historical basis (1,912,356 taking into consideration the restructuring of Athersys stock that occurred in 2007 at the time of the Merger) for each of the three and six-month periods ended June 30, 2006 were not included in the calculation of diluted net loss per share attributable to common stockholders because their effects were antidilutive.
Shares of common stock issuable upon the conversion of convertible promissory notes in the amount of 202,631 and 224,197 on a historical basis (1,833,179 and 2,028,281 taking into consideration the closing of the Offering in 2007) for the three and six-month periods ended June 30, 2007, respectively, and 62,312 and 31,156 on a historical basis (563,732 and 281,866 taking into consideration the closing of the Offering in 2007) for the three and six-month periods ended June 30, 2006, respectively, were not included in the calculation of diluted net loss per share attributable to common stockholders because their effects were antidilutive.

4. Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Loss, all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Below is the reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(7,069)	$(3,295)	$(9,789)	$(5,782)
Unrealized gain on available-for-sale securities	—	2	—	13

Comprehensive loss	$(7,069)	$(3,293)	$(9,789)	$(5,769)

5. Equity Restructuring
Immediately prior to the Merger (see Note 1), all shares of Athersys preferred stock were converted into shares of Athersys common stock. The preferred stock on the balance sheet was eliminated and accounted for as common stock issued and additional paid-in capital. Also, $250,000 of treasury stock held by Athersys was retired in connection with the Merger and reversed to additional paid-in capital. Accrued dividends on Athersys’ convertible preferred stock were eliminated and reversed to additional paid-in capital. Additionally, warrants that were issued to the former holders of convertible preferred stock were terminated.
6. Share-based Compensation
Equity Compensation Plans
BTHC VI adopted an incentive plan prior to closing the Merger that made available 3,035,000 shares of common stock for awards to employees, directors and consultants. Upon closing the Merger, another similar incentive plan was adopted that made available 1,465,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards to qualified employees, directors and consultants. Total awards under these plans are limited to 4,500,000 shares of common stock in the aggregate.
In May 2007, the majority of Athersys’ outstanding options were terminated. New option awards to purchase 3,625,000 shares of common stock with an exercise price of $5.00 were granted to employees, directors and certain consultants in June 2007 upon the closing of the Merger. The options that were granted to employees vest approximately 40% on the date of grant, and ratably over three years thereafter. The option awards granted to non-employees and board members generally vest at varying percentages over three years. Upon the closing of the Merger, BTHC VI assumed 5,052 options granted to former employees and consultants of Athersys, which will be governed by the former Athersys equity plans until the awards expire.

Impact of Adoption of SFAS No. 123R
In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), was issued as a revision to SFAS No. 123, Accounting for Stock Options (“SFAS No. 123”). The new statement was adopted by the Company on January 1, 2006. Prior to January 1, 2006, the Company elected to account for its stock-based compensation in accordance with the intrinsic value method as described in the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123. As such, compensation was determined prior to 2006 on the date of issuance or grant as the excess of the current estimated market value of the underlying stock over the purchase or exercise price of the stock option. Compensation expense was recognized over the respective vesting periods of the equity instruments, if any, using the graded vesting method as prescribed by Financial Accounting Standards Board Interpretation No. 28.
On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. For some of the awards granted prior to the adoption of SFAS No. 123R, the Company recognized compensation expense on the accelerated method. For awards granted subsequent to adoption of SFAS No. 123R, the Company recognizes expense on the straight-line method. Upon adoption of SFAS 123R, Athersys estimated forfeitures in calculating the expense relating to share-based compensation, while previously Athersys was permitted to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle at January 1, 2006 and reduced net loss by $306,000 for the six months ended June 30, 2006.
Valuation of Share-based Compensation under SFAS No. 123R
The Company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. The expected term of options granted represents the period of time that option grants are expected to be outstanding. The Company used the “simplified” method under SAB No. 107 to calculate the expected life of option grants in 2007 given its limited history. We determine volatility by using the historical stock volatility of other companies with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from the estimate, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.
In May 2007, Athersys terminated the majority of stock option awards to its officers, employees, directors and consultants. Only a nominal number of option awards (5,052 option shares) held by former employees and consultants were assumed by BTHC VI. Upon closing the Merger, options for 3,625,000 shares of stock were issued under the BTHC VI equity incentive plans to employees, directors and consultants at an exercise price of $5.00 per share.
The Company accounted for the termination of the Athersys options to employees, directors, and consultants as a settlement and any previously unrecognized compensation expense ($385,000) was recognized on the termination date in May 2007. The options for 5,052 shares that were assumed by BTHC VI were fully vested when they were assumed, and no additional compensation was recognized.
The fair value of unvested stock options granted to consultants is measured on a quarterly basis using the Black-Scholes method and the related expense is recognized over the period that services are provided. The key assumptions used in the computation of expense at June 30, 2007 included the fair value of the Company’s stock of $7.75 at June 30, 2007, volatility of 75.3%, risk-free interest rate of 5.5%, and an expected life represented by the contractual term of 5 years.
The weighted-average estimated fair value of stock options granted under the equity compensation plans during the six months ended June 30, 2007 was $2.91 per share for employees and directors using the following assumptions:

Expected volatility	75.9%
Risk-free interest rate	5.5%
Weighted average expected life (years)	5.75 years
Dividend yield	0.0%
Share-based Award Activity
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2007:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term
	Options	Exercise Price	(in years)
Outstanding at January 1, 2007	116,083	$80.61	2.86
Granted	3,625,000	5.00	9.68
Exercised	—	—	—
Forfeited/cancelled/expired	(111,269)	78.66	2.88

Outstanding at June 30, 2007	3,629,814	$5.21	9.67

Vested and exercisable at June 30, 2007	1,225,814	$5.61	9.67

As of June 30, 2007, a total of 875,000 shares are available for issuance under the Company’s equity compensation plans. For the six-month period ended June 30, 2007, stock compensation expense was approximately $4.1 million. At June 30, 2007, total unrecognized estimated compensation cost related to unvested stock options was approximately $6.6 million, which is expected to be recognized by June 30, 2010 using the straight-line method.

7. Long-Term Debt
A summary of the Company’s long-term debt outstanding is as follows (in thousands):

	June 30,	December 31,
	2007	2006

Notes payable to lenders	$3,235	$5,132
Less — current portion	3,235	3,332

	$—	$1,800

In November 2004, the Company issued $7.5 million of notes payable to lenders, the proceeds of which are unrestricted and used for general corporate purposes. The notes are payable in 30 monthly payments after the initial interest-only period that expired December 1, 2005, with a fixed interest rate of 13% and a maturity date of June 1, 2008.
The lenders have the right to receive a milestone payment of $2.25 million upon the first to occur of the following milestone events: (1) a firmly underwritten initial public offering of common stock; (2) a merger with or into another entity where the Company’s stockholders do not hold at least a majority of the voting power of the surviving entity; (3) the sale of all or substantially all of the Company’s assets; and (4) the liquidation or dissolution of the Company. The milestone payment is payable in cash, except that if the milestone event is an initial public offering, the Company may elect to pay 75% of the milestone in shares of common stock at the per share offering price to the public. No amounts have been recorded in relation to the milestone as of June 30, 2007.
Upon the closing of the Offering, warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 per share and a seven-year term were issued to the Company’s lenders in accordance with the loan agreement. The value of the warrants was $492,000 based on the Black-Scholes valuation of the underlying security, of which $438,000 was recognized in June 2007 as additional interest expense and the remaining $54,000 will be recognized over the remaining term of the loan.
8. Convertible Notes
Collaboration Convertible Notes
In 2006, the Company entered into a collaboration with a pharmaceutical company. The Company issued a $5.0 million convertible promissory note to the collaborator at the inception of the program, which was followed by the issuance of an additional convertible promissory note in the aggregate principal amount of $5.0 million in January 2007 upon the achievement of certain milestones. Upon the closing of the Offering, the convertible notes aggregating $10.0 million were converted along with accrued interest into 1,885,890 shares of common stock at a conversion price of $5.50 per share, which was 110% of the price per share in the Offering in accordance with the terms of the notes.
Bridge Notes and Warrants
Also in 2006, the Company completed a bridge financing of $2.5 million in the form of convertible promissory notes. The notes were issued primarily to existing stockholders of the Company. The notes bore interest at 10%, had a three-year term, and were secured by a lien on substantially all of the assets of the Company. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. The Company computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method.
The bridge noteholders also received warrants to purchase common stock, which were exercisable only upon a restructuring of the Company’s capital stock in connection with a financing. The exercise price was $0.01 per share and the number of shares issuable was based on a formula tied to the pre-money value of the Company. The Company recognized a $250,000 discount on the notes, which was allocated to the fair value of the warrants in 2006.
Upon the closing of the Offering, the bridge notes were converted along with accrued interest into 531,781 shares of common stock at a conversion price of $5.00 per share, which was the price per share in the Offering. The notes were reversed and the related premium and discount were eliminated and recorded as additional paid-in capital. The bridge noteholders also exercised their warrants upon the closing of the Offering for 999,977 shares of common stock at an aggregate exercise price of $10,000. Upon the conversion of the bridge notes, the bridge noteholders also received warrants to purchase 132,945 shares of common stock at $6.00 per share with a five-year term, which was consistent with the warrants issued to new investors in the Offering.
9. Warrants
As of June 30, 2007, the Company had the following outstanding warrants to purchase shares of common stock:

Number of underlying shares	Exercise Price	Expiration

4,976,470	$ 6.00	June 8, 2012
149,026	$ 5.00	June 8, 2014

5,125,496

10. Other Recent Events
In May 2007, Athersys sold certain non-core assets related to its asthma discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing. The remaining $0.5 million was received in August 2007 upon Athersys’ delivery of certain ancillary assets related to the program. Athersys recognized a gain on the sale (other income) of these assets in the amount of $2.0 million, of which $1.5 million was recognized in May 2007 and $0.5 million will be recognized in August 2007.
Upon the closing of the Offering, the Company achieved a milestone related to its stem cell technology and issued 1,379 shares of common stock and paid $500,000 cash to the former holders of the technology. The issued shares were recorded at fair value on the date the milestone was achieved. The consideration paid under this arrangement has been recorded as research and development expense. The Company may be required to pay cash of $0.5 million to the former holders of the technology upon the achievement of an additional milestone in connection with the Company’s filing of an investigational new drug application with the FDA.
The Company filed a “resale” registration statement with the SEC in July 2007 covering 18,508,251 shares of common stock, which includes all shares of common stock issued in the Offering and shares of common stock issuable upon exercise of warrants issued in the Offering (as well as the 531,781 shares of common stock issued to the bridge noteholders and the 132,945 shares underlying their warrants). Subject to certain exceptions, if the “resale” registration statement is not declared effective (within 90 days of the filing date) by the SEC or ceases to remain effective, a cash penalty will be assessed representing 1% of the amount invested in the Offering for each 30-day period (capped at 10%) until the registration statement is either declared effective or becomes effective again, as applicable.
11. Taxes
Athersys has net operating loss and research and development credit carryforwards that result in deferred tax assets that have been fully offset by a valuation allowance. Athersys’ use of its current net operating loss and research and development credit carryforwards will be significantly limited under Section 382 of the Internal Revenue Code as a result of the change in ownership related to the Merger and the Offering.
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Athersys adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through June 30, 2007, Athersys determined that it had no liability for uncertain income taxes as prescribed by FIN 48. Athersys’ policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination until the statute expires for the period in which the carryforwards are utilized, and will for a period post utilization. Athersys does not anticipate any events during 2007 that would require it to record a liability related to any uncertain income taxes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q and the audited financial statement and notes thereto included in our registration statement on Form S-1 as filed with the SEC on July 10, 2007. Operating results are not necessarily indicative of results that may occur in future periods.
Overview and Recent Developments
Athersys is a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of its proprietary technologies, Athersys has established a pipeline of therapeutic product development programs in multiple disease areas that it intends to advance into clinical trials in 2007 and 2008. Athersys’ lead product candidate is ATHX-105, which is a treatment for obesity that is currently in a phase I clinical trial. Athersys is also developing novel pharmaceutical products for the treatment of cognitive disorders, such as ADHD and narcolepsy, which is excessive sleepiness. In addition to these drug development programs, Athersys entered into a collaboration with Angiotech to jointly develop a novel, proprietary non-embryonic stem cell product, MultiStem, for the treatment of myocardial infarction and peripheral vascular disease. Athersys is also developing MultiStem for stroke, oncology support, and certain other disease indications.
Athersys has incurred losses since inception of operations in December 1995 and had an accumulated deficit of $151.3 million at June 30, 2007. Athersys’ losses have resulted principally from costs incurred in research and development, acquisition and licensing costs, and general and administrative costs associated with its operations. Athersys has used the financing proceeds from private equity and debt offerings and other sources of capital to develop its technologies, such as random activation of gene expression, or RAGE, and to acquire its stem cell technology. Athersys has also built its drug development capabilities to allow it to begin a phase I clinical trial of its lead product candidate, ATHX-105. Athersys has established strategic collaborations that provide revenues and capabilities to help to further advance its product candidates. Athersys has a pipeline of product candidates that includes potential small molecule products to treat obesity and cognitive disorders. Athersys’ stem cell product candidates may be used in the areas of cardiovascular disease, oncology support and stroke, and may have utility in treating other disease indications. Athersys has also built a substantial portfolio of intellectual property.
In connection with the merger of B-VI Acquisition Corp., a wholly-owned subsidiary of BTHC VI, with and into Athersys on June 8, 2007 (the “Merger”), all of Athersys’ shares of preferred stock were converted into common stock of Athersys and exchanged for shares of BTHC VI common stock. Also, all accrued dividends related to the preferred stock were eliminated, warrants issued to preferred stockholders were terminated, and shares of stock held in treasury were retired.
On June 8, 2007, we also completed the offering of 13,000,000 shares of our common stock and received gross proceeds of $65.0 million (the “Offering”). Investors in the Offering also received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the Offering invested $10.0 million and received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with an exercise price of $6.00 per share. The placement agents received five-year warrants to purchase and aggregate of 1,093,525 shares of common stock with an exercise price of $6.00 per share. The placement agents also received cash fees in an amount equal to approximately $5.5 million, which was based on 8.5% of the gross proceeds, excluding proceeds from existing investors in the Company. In consideration for certain advisory services, the Company paid an affiliate and largest stockholder of BTHC VI a one-time fee of $350,000 in cash upon consummation of the merger. In connection with the Offering, all of Athersys’ convertible notes were converted into shares of BTHC VI common stock.
In May 2007, Athersys terminated the majority of stock option awards to its officers, employees, directors and consultants. Only a nominal number of option awards (5,052 option shares) held by former employees and consultants were assumed by BTHC VI. Upon closing the Merger, options for 3,625,000 shares of common stock were issued under the BTHC VI equity incentive plans to employees, directors and consultants at $5.00 per share. For the six month period ended June 30, 2007, stock compensation expense was approximately $4.1 million, of which $2.0 million was recorded as research and development expense and $2.1 million was recorded as general and administrative expense. At June 30, 2007, total unrecognized estimated compensation cost related to unvested stock options was approximately $6.6 million, which is expected to be recognized by June 2010 using the straight-line method.

In May 2007, Athersys sold certain non-core assets related to its asthma discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing. The remaining $0.5 million was received in August 2007 upon Athersys’ delivery of certain ancillary assets related to the program.
Results of Operations
Since Athersys’ inception, its revenues have consisted of license fees from its collaborators and grant proceeds from federal and state grants. Athersys has derived no revenue on the sale of FDA-approved products to date. Research and development expenses consist primarily of salaries and related personnel costs, legal expenses resulting from intellectual property application processes, contracted service costs, and laboratory supply and reagent costs. Athersys expenses research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, conduct preclinical studies and clinical trials of our products, and manufacture our products. General and administrative expenses consist primarily of: salaries and related expenses for executive, business development, finance, and other administrative personnel; professional fees; and other corporate expenses. Our general and administrative expenses are expected to increase as we expand our regulatory affairs and product development capabilities, as well as expand our business development and assume the obligations of a public reporting company. Athersys depreciates its fixed assets on a straight-line basis. To date, Athersys has financed its operations through private equity and debt financing and investments by strategic collaborators. We expect to continue to incur substantial losses through at least the next several years. We expect our development costs to increase as we initiate clinical trials of our product candidates in 2007 and 2008.

The following table sets forth Athersys’ revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
License fees	$313	$261	$623	$481
Grant revenue	410	229	979	638

	$723	$490	$1,602	$1,119

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2007	2006	2007	2006
Personnel costs	$849	$747	$1,446	$1,430
Research supplies	155	346	359	663
Facilities	184	219	375	463
Sponsored research, preclinical and clinical costs	673	732	1,614	1,596
Patent legal fees	385	95	661	230
Other	743	150	868	404
Stock compensation expense	2,000	72	2,031	159

	$4,989	$2,361	$7,354	$4,945

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2007	2006	2007	2006
Personnel costs	$641	$610	$999	$999
Facilities	74	70	151	140
Legal and professional fees	197	240	279	340
Other	496	100	574	184
Stock compensation expense	2,089	46	2,102	91

	$3,497	$1,066	$4,105	$1,754

Three Months Ended June 30, 2007 and 2006
Revenues. Revenues increased to $723,000 for the three months ended June 30, 2007 from $490,000 in the comparable period in 2006. License fee revenues increased $52,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in license fee revenue over this period was a result of the nature and timing of target acceptances and milestone payments under Athersys’ collaboration agreements with Bristol-Myers Squibb and Pfizer. Grant revenue increased $181,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. In July 2003, Athersys was awarded a $5.0 million state grant that spanned three years and was completed in February 2006. This grant was renewed in May 2006 for approximately $3.5 million and will also span three years. The increase in grant revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was principally the result of recognizing three months of revenue under this state grant in the second quarter of 2007 versus only one and a half months of revenue in the comparable period of 2006.
Research and Development Expenses. Research and development expenses increased to $5.0 million for the three months ended June 30, 2007 from $2.4 million in the comparable period in 2006. The increase of approximately $2.6 million relates primarily to an increase of $1.9 million in stock compensation expense, an increase of $593,000 in other expenses, an increase of $290,000 in patent legal fees, and an increase of $102,000 in personnel costs, partially offset by a decrease in research supplies and facilities costs of $226,000 related to the restructuring and reduction in force effected in late 2005 that carried over into early 2006, and a decrease in sponsored research, preclinical and clinical costs of $59,000. Included in other expenses in 2007 was a milestone payment related to our stem cell technology in the amount of $507,000, of which $500,000 was paid in cash and 1,379 shares of common stock were issued to the former holders of our stem cell technology in connection with a collaboration milestone. The increase in patent legal fees for the three months ended June 30, 2007 was a result of maintaining Athersys’ growing and maturing portfolio of patent applications and the performance of patent legal work related to the May 2007 asthma asset sale. Included in personnel costs for the three months ended June 30, 2007 and 2006 was approximately $262,000 and $121,000, respectively, of expense related to the Athersys cash incentive plan that resulted in bonus payments upon the achievement of certain milestones. We generally do not track our early stage research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $3.5 million for the three months ended June 30, 2007 from $1.1 million in the comparable period in 2006. The increase of $2.4 million relates primarily to a $2.0 million increase in stock compensation expense, a $396,000 increase in other expenses, and a $35,000 increase in personnel and facilities costs, partially offset by a $43,000 decrease in legal and professional fees. Included in other expenses for the three months ended June 30, 2007 was a one-time advisory fee of $350,000 related to the Merger and approximately $50,000 of other costs related to being a public company. Included in personnel costs for the three months ended June 30, 2007 and 2006 was approximately $308,000 and $89,000, respectively, of expense related to the Athersys cash incentive plan that resulted in bonus payments upon the achievement of milestones. Also included in personnel costs in May 2006 was approximately $122,000 ($146,000 including taxes) in connection with the forgiveness of a 2002 loan made to Gil Van Bokkelen.
Depreciation. Depreciation expense decreased to $75,000 for the three months ended June 30, 2007 from $138,000 for the comparable period in 2006. The decrease was due to more laboratory equipment, computer equipment, furniture, and leasehold improvements becoming fully depreciated, combined with fewer purchases of new equipment during the three months ended June 30, 2007 compared with the comparable period of 2006.
Other Income. In May 2007, Athersys sold certain non-core assets related to its asthma discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing and recorded in other income. The remaining $0.5 million was received and recognized as other income in August 2007 upon Athersys’ delivery of certain ancillary assets related to the program.
Interest Income. Interest income represents interest earned on Athersys’ cash and available for sale securities. Interest income increased to $175,000 for the three months ended June 30, 2007 from $38,000 for the comparable period in 2006 due to the increase in Athersys’ average cash balances during those periods. Athersys obtained $5.0 million in each of January 2007 and May 2006 as a result of issuing convertible promissory notes to Angiotech related to its co-development collaboration agreement, which were converted into common stock in connection with the Offering. In addition, we received net proceeds of $58.5 million from the Offering in June 2007.
Interest Expense. Interest expense on Athersys’ debt outstanding under its Senior Loan (as defined below) and its subordinated convertible promissory notes increased to $710,000 for the three months ended June 30, 2007 from $255,000 for the comparable period in 2006. The increase in interest expense was due to the convertible promissory notes issued by Athersys in May 2006, October 2006 and January 2007, and the recording of $438,000 of interest expense associated with the issuance of warrants to the Senior Lenders (as defined below) in connection with the Offering.
Accretion of Premium on Convertible Debt. The accretion of premium on convertible debt in the amount of $196,000 for the three months ended June 30, 2007 was a result of the $2.5 million convertible promissory notes issued in October 2006. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. Athersys computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. This accretion was reversed in June 2007 when the notes were converted into common stock upon the closing of the Offering.
Six Months Ended June 30, 2007 and 2006
Revenues. Revenues increased to $1.6 million for the six months ended June 30, 2007 from $1.1 million in the comparable period in 2006. License fee revenues increased $142,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in license fee revenue over this period was a result of the nature and timing of target acceptances and milestone payments under Athersys’ collaboration agreements with Bristol-Myers Squibb and Pfizer. Grant revenue increased $341,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. In July 2003, Athersys was awarded a $5.0 million state grant that spanned three years and was completed in February 2006. This grant was renewed in May 2006 for approximately $3.5 million that will also span three years. The increase in grant revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was principally the result of recognizing six months of revenue under this state grant in the six months ended June 30, 2007 versus only three and a half months of revenue in the comparable period of 2006.
Research and Development Expenses. Research and development expenses increased to $7.4 million for the six months ended June 30, 2007 from $4.9 million in the comparable period in 2006. The increase of approximately $2.5 million relates primarily to an increase of $1.9 million in stock compensation expense, an increase of $464,000 in other expenses, an increase of $431,000 in patent legal fees, an increase of $18,000 in sponsored research, preclinical and clinical costs and an increase of $16,000 in personnel costs, partially offset by a decrease in research supplies and facilities costs of $392,000, related to the restructuring and reduction in force effected in late 2005 that carried over into early 2006. Included in other expenses for the six months ended June 30, 2007 was a milestone payment related to our stem cell technology of $507,000 paid in cash and stock to the former holders of the technology in connection with a collaboration milestone. Included in other expenses in for the six months ended June 30, 2006 was a milestone payment related to our stem cell technology of $125,000 paid in stock to the former holders of the technology, in connection with the issuance of a patent. The increase in patent legal fees for the six months ended June 30, 2007 was a result of maintaining Athersys’ growing and maturing portfolio of patent applications and the performance of patent legal work related to the May 2007 asthma asset sale. Included in personnel costs for the six months ended June 30, 2007 and 2006 was approximately $262,000 and $121,000, respectively, of expense related the Athersys cash incentive plan that resulted in bonus payments upon the achievement of certain milestones. We generally do not track our early stage research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $4.1 million for the six months ended June 30, 2007 from $1.8 million in the comparable period in 2006. The increase of approximately $2.3 million relates primarily to a $2.0 million increase in stock compensation expense, a $390,000 increase in other expenses, and an $11,000 increase in personnel and facilities costs, partially offset by a $61,000 decrease in legal and professional fees. Included in other expenses for the six months ended June 30, 2007 was a one-time advisory fee of $350,000 related to the Merger and approximately $50,000 of other costs related to being a public company. Included in personnel costs for the six months ended June 30, 2007 and 2006 was approximately $308,000 and $89,000, respectively, of expense related to the Athersys cash incentive plan that resulted in bonus payments upon the achievement of milestones. Also included in personnel costs in May 2006 was approximately $122,000 ($146,000 including taxes) in connection with the forgiveness of a 2002 loan made to Gil Van Bokkelen.
Depreciation. Depreciation expense decreased to $155,000 in the six months ended June 30, 2007 from $293,000 in the six months ended June 30, 2006. The decrease in depreciation expense was due to more laboratory equipment, computer equipment, furniture, and leasehold improvements becoming fully depreciated, combined with fewer purchases of new equipment.
Other Income. In May 2007, Athersys sold certain non-core assets related to its asthma discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing and recorded in other income. The remaining $0.5 million was received and recognized as other income in August 2007 upon Athersys’ delivery of certain ancillary assets related to the program. In January 2006, a milestone was achieved related to Athersys’ joint venture with Oculus Pharmaceuticals, Inc. (“Oculus”). As a result, Athersys received $100,000 of stock-based proceeds from Oculus, which was recorded in other income. Similarly, Oculus also received stock-based proceeds in another company in the amount of $260,000. Athersys recorded its share of Oculus’ net income (after recapturing past losses) of $117,000 in equity in earnings of unconsolidated affiliate on the statement of operations. No additional milestones were achieved related to this joint venture in the six months ended June 30, 2007.
Interest Income. Interest income represents interest earned on Athersys’ cash and available for sale securities. Interest income increased to $222,000 for the six months ended June 30, 2007 from $67,000 for the comparable period in 2006 due to the increase in Athersys’ average cash balances during those periods. Athersys obtained $5.0 million in each of January 2007 and May 2006 as a result of issuing convertible promissory notes to Angiotech related to its co-development collaboration agreement. In addition, in June 2007, we received net proceeds of $58.5 million from the Offering.
Interest Expense. Interest expense on Athersys’ debt outstanding under its Senior Loan (as defined below) and its convertible promissory notes increased to $1,043,000 for the six months ended June 30, 2007 from $490,000 for the comparable period in 2006. The increase in interest expense was due to the convertible promissory notes issued by Athersys in May 2006, October 2006 and January 2007, and the recording $438,000 of interest expense associated with the issuance of warrants to the Senior Lenders (as defined below) in connection with the Offering.
Accretion of Premium on Convertible Debt. The accretion of premium on convertible debt in the amount of $456,000 for the six months ended June 30, 2007 was a result of the $2.5 million convertible promissory notes issued in October 2006. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. Athersys computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. This accretion was reversed in June 2007 when the notes were converted into common stock upon the closing of the Offering.
Cumulative Effect of Change in Accounting Principle. Effective January 1, 2006, Athersys adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective-transition method. SFAS No. 123R requires Athersys to estimate forfeitures in calculating the expense relating to share-

based compensation, while previously Athersys was permitted to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle at January 1, 2006 and reduced net loss by $306,000 for the six months ended June 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
Athersys has primarily financed its operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million, which includes gross proceeds of $65.0 million received in June 2007 from the Offering. We received net proceeds of approximately $58.5 million from the Offering. The placement agents received approximately $5.5 million in cash fees from the gross proceeds.
In November 2004, Athersys entered into a Loan and Security Agreement (the “Senior Loan”) with Venture Lending & Leasing IV, Inc. and Costella Kirsch IV, L.P. (the “Senior Lenders”), pursuant to which it borrowed $7.5 million that matures on June 1, 2008. Amounts outstanding under the Senior Loan are payable in 30 monthly installments following an initial interest-only period that expired on December 1, 2005. The Senior Loan has a fixed interest rate of approximately 13%. A final payment of $487,500 is due on June 1, 2008. As of June 30, 2007, the outstanding balance of the Senior Loan was approximately $3.2 million. Athersys’ obligations under the Senior Loan are secured by a lien on substantially all of its assets other than its intellectual property. However, a lien on our intellectual property could attach at any time if the ratio of our unrestricted cash to four months’ expenses is less than one-to-one. The agreement governing the Senior Loan contains affirmative and negative covenants customary for such financings and customary events of default. As of June 30, 2007, Athersys was in compliance with these covenants.
The Senior Lenders have the right to receive a milestone payment of $2.25 million upon the first to occur of the following milestone events: (1) a firmly underwritten initial public offering of common stock; (2) Athersys’ merger with or into another entity where its stockholders do not hold at least a majority of the voting power of the surviving entity; (3) the sale of all or substantially all of Athersys’ assets; and (4) Athersys’ liquidation or dissolution. The milestone payment is payable in cash, except that if the milestone event is an initial public offering, Athersys may elect to pay 75% of the milestone in shares of common stock at the per share offering price to the public. Although the Offering did not constitute a milestone event under the Senior Loan, we are discussing an amendment with the Senior Lenders to include the occurrence of an additional significant financing or financings as a milestone event that would obligate us to make such milestone payment or otherwise restructure the milestone payment since an initial public offering technically can no longer occur. The Senior Lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of the Offering, the fair value of which was $492,000. Of this amount, $438,000 was recorded as interest expense in June 2007 and the remaining $54,000 will be recognized over the remaining term of the loan. We are evaluating the potential restructuring or prepayment of the Senior Loan.
In October 2006, Athersys completed a bridge financing in the amount of $2.5 million in the form of 10% secured convertible promissory notes. The notes and accrued interest were converted into common stock at a conversion price of $5.00 upon the closing of the Offering. The noteholders also received warrants to purchase 999,977 shares of common stock, which were exercised upon the closing of the Offering.
In connection with developing MultiStem for the treatment of myocardial infarction and peripheral vascular disease, Angiotech purchased subordinated convertible promissory notes in the aggregate principal amount of $10.0 million as part of a commercial collaboration that was formed in May 2006. The notes were converted along with accrued interest into common stock upon the closing of the Offering at a conversion price of $5.50, which was 110% of the price per share paid in the Offering. Athersys may also receive additional equity investments and cash payments based upon the successful achievement of specified clinical development and commercialization milestones.
Athersys’ contractual payment obligations as of June 30, 2007 are as follows:

		Less than 1	1 – 3	3 – 5	More than
Contractual Obligations	Total	year	years	years	5 years
Operating lease for facilities	$201,000	$201,000	—	—	—
Long-term debt (principal)	$3,235,000	$3,235,000	—	—	—
Long-term debt (discount)	$54,000	$54,000	—	—	—
Long-term debt (interest)	$252,000	$252,000	—	—	—

Total	$3,742,000	$3,742,000	—	—	—

Athersys has an operating lease for its office and laboratory space that expires in March 2009. Athersys has an option to renew the lease in six-month intervals during the term at the existing rental rate. Athersys has exercised options to renew the lease through March 2008. Athersys has never paid dividends on its capital stock, and all accrued cumulative dividends were eliminated in June 2007 in connection with the Merger.
The Company filed a “resale” registration statement with the SEC in July 2007 covering 18,508,251 shares, which includes all shares of common stock issued in the Offering and shares of common stock issuable upon exercise of the warrants issued in the Offering (as well as the 531,781 shares of common stock issued to the bridge investors and their 132,945 shares underlying warrants). Subject to certain exceptions, if the “resale” registration statement is not declared effective (within 90 days of the filing date) by the SEC or ceases to remain effective, a cash penalty will be assessed representing 1% of the amount invested in the Offering for each 30-day period (capped at 10%) until the registration statement is either declared effective or becomes effective again, as applicable.
At June 30, 2007, Athersys had $58.9 million in cash and cash equivalents.
Net cash used in operating activities was $4.2 million in the six months ended June 30, 2007 and $4.3 million for the six months ended June 30, 2006, and was primarily attributed to expenditures used to fund Athersys’ research and product development activities. Net cash used in investing activities was $(3,000) in the six months ended June 30, 2007 and net cash provided was $713,000 in the six months ended June 30, 2006. The fluctuations from period to period are due to the timing of purchases and maturity dates of investments, and the purchase of equipment. Purchases of equipment were $3,000 in the six months ended June 30, 2007 and $67,000 in the six-month period ended June 30, 2006.
Financing activities provided cash of $61.7 million in the six months ended June 30, 2007 and $3.8 million in the six months ended June 30, 2006. The Offering proceeds were received in the second quarter of 2007. Also, proceeds from the issuance of convertible notes to Angiotech were received in January 2007 in the amount of $5.0 million, and in May 2006 also in the amount of $5.0 million. The financing proceeds have been offset by the repayment of debt in each period.
We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, successfully developing, commercializing and obtaining regulatory approval or clearances for our technologies and products resulting from these technologies.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. While we believe that the net proceeds from the Offering, combined with current capital resources and anticipated cash flows from licensing activities, will be sufficient to meet our capital and operating requirements through at least December 2009, we cannot assure that we will not require additional financing before that time. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, the time and cost related to proposed regulatory approvals, if any, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail our research and development efforts.
Critical Accounting Policies and Management Estimates
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operation are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
Our critical accounting polices include:
Revenue Recognition
Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables, which provide guidance on revenue recognition in financial statements and are based on the interpretations and practices developed by the SEC. Some of our agreements contain multiple elements, including technology access and development fees, research funding, milestones and royalty obligations.
Revenue is recognized over the period that we perform the required activities under the terms of various agreements. Revenues from transactions that do not require future performance obligations from us are recognized as contemplated in the agreements, typically upon acceptance and when collectibility is reasonably assured. We defer nonrefundable upfront fees under our collaborations and recognize them over the period in which we have significant involvement or perform services, using various factors specific to the collaboration. Amounts we receive for research funding are recognized as revenue as the services are performed. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved.
Revenue from grants consists primarily of funding under cost reimbursement programs from federal and state sources for qualified research and development activities performed by us. Revenue from grants is recorded when earned under the terms of the agreements.

Research and Development
Research and development expenditures, including direct and allocated overhead expenses, are charged to expense as incurred.
Royalties
We may be required to remit royalty payments based on product sales to certain parties under license agreements. We have not paid any such royalties for the six-month periods ended June 30, 2007 and 2006.
Long-Lived Assets
Equipment is stated at acquired cost less accumulated depreciation. Laboratory and office equipment are depreciated on the straight-line basis over the estimated useful lives (three to seven years).
Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time. Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows.
Patent Costs and Rights
Patent costs and rights are expensed as incurred. We have filed for broad intellectual property protection on our technologies. We currently haves numerous U.S. patent applications and corresponding international patent applications related to our technologies, as well as many issued U.S. and international patents.
Stock-Based Compensation
In December 2004, SFAS No. 123R was issued as a revision to SFAS No. 123, Accounting for Stock Options. SFAS No. 123R was required to be adopted by the Company in January 2006. Prior to January 1, 2006, we elected to account for our stock-based compensation in accordance with the intrinsic value method as described in the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123. As such, compensation was recorded prior to 2006 on the date of issuance or grant as the excess of the current estimated market value of the underlying stock over the purchase or exercise price of the stock option. Any unearned compensation was recognized over the respective vesting periods of the equity instruments, if any, using the graded vesting method as prescribed by Financial Accounting Standards Board Interpretation No. 28.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS No. 123; and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. For some of the awards granted prior to the adoption of SFAS No. 123R, Athersys recognized compensation expense on the accelerated method. For awards granted subsequent to adoption of SFAS No. 123R, we recognize expense on the straight-line method.

The computation of the expense associated with share-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires the use of subjective assumptions, including estimating the expected term of stock options and expected stock price volatility. Changes in the assumptions to reflect future stock price volatility and actual forfeiture experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of share-based awards. The fair value of share-based compensation awards less estimated forfeitures is recognized on a straight line basis over the vesting period.
SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur or when options vest.
Income Taxes
As of December 31, 2006, we had net operating loss and research and development credit carryforwards of approximately $109.9 million and $5.8 million, respectively. These carryforwards may be used to reduce future tax liabilities and expire at various dates between 2013 and 2027. Our use of these net operating loss and research and development credit carryforwards will be significantly limited under Section 382 of the Internal Revenue Code as a result of the change in ownership related to the Merger and Offering.
Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Athersys adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through June 30, 2007, Athersys determined that it had no liability for uncertain income taxes as prescribed by FIN 48. Athersys’ policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization. We do not anticipate any events during 2007 that would require Athersys to record a liability related to any uncertain income taxes.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our registration statement on Form S-1 as filed with the SEC on July 10, 2007, which contains accounting policies and other disclosures required by GAAP.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These forward-looking statements relate to, among other things, the expected timetable for development of our product candidates, our growth strategy, and our future financial performance, including our operations, economic performance, financial condition, prospects, and other future events. We have attempted to identify forward-looking statements by using such words as “anticipates,” “believes,” “can,” “continue,” “could,”

“estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “will,” or other similar expressions. These forward-looking statements are only predictions and are largely based on our current expectations. These forward-looking statements appear in a number of places in this quarterly report on Form 10-Q.
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as human therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. These risks may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.
Other important factors to consider in evaluating our forward-looking statements include:
•	our ability to successfully complete clinical trials for our product candidates, including our phase I clinical trial for ATHX-105;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to enter into licensing or co-development arrangements for certain product candidates;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers; and

•	the success of our competitors and the emergence of new competitors.
Although we currently believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk is related to Athersys’ investment portfolio and its borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, Athersys’ future investment income may fall short of expectations. Further, Athersys may suffer losses in investment principal if it is forced to sell securities that have declined in market value due to changes in interest rates. Athersys invests its excess cash primarily in debt instruments of the U.S. government and its agencies.

Athersys enters into loan arrangements with financial institutions when needed. At June 30, 2007, Athersys had borrowings of approximately $3.2 million outstanding under its Senior Loan, which bears interest at a fixed rate of approximately 13%.
Item 4. Controls and Procedures.
Disclosure controls and procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Vice President of Finance have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
During the closing of the December 31, 2006 financial statements audit in March 2007, a material weakness in Athersys’ internal control over financial reporting was identified related to an over-accrued dividend that resulted in a restatement to the 2005 audited financial statements. During the quarter ended June 30, 2007, we have made improvements to our controls around our review of contractual obligations and the accounting thereof. As of June 30, 2007, we have remediated this material weakness based on such improvements.
Since Athersys’ public company reporting obligations began on June 8, 2007 in connection with the Merger, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the first time in 2007, and will be required to provide a management report on internal control over financial reporting in connection with our annual report on Form 10-K for the year ending December 31, 2007. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report, and have not completed this process as of the date of this quarterly report on Form 10-Q.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that pending litigation, if any, will have a material adverse effect on our financial condition, results of operations, or cash flows.
Item 1A. Risk Factors.
There have been no material changes to the risk factors that are included in our current report on Form 8-K as filed with the SEC on June 14, 2007, that could affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For information about our sales of unregistered securities during the period covered by this quarterly report on Form 10-Q, see our current report on Form 8-K as filed with the SEC on June 14, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
Prior to the Merger and a reverse stock split, the number of shares eligible to vote were 500,000 shares of common stock. Subsequent to the reverse stock split and the Merger and the Offering, the number of shares eligible to vote were 18,927,988 shares of common stock.
A special meeting of our stockholders was held on June 1, 2007 (the “Special Meeting”). The following matters were voted on at the Special Meeting:

Matter 1:	To approve amendments to our Certificate of Incorporation to (A) implement a 1-for-1.67 reverse split of the then-outstanding shares of our common stock and (B) increase our total authorized stock from 40,000,000 to 100,000,000 shares of common stock; and

Matter 2:	To approve the BTHC VI, Inc. Long-Term Incentive Plan.
A summary of the voting for each matter voted upon at the Special Meeting is as follows:

		Against or		Broker Non-
	For	Withheld	Abstain	Votes

Matter 1:	350,000	0	0	0
Matter 2:	350,000	0	0	0
Item 6. Exhibits.

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation of BTHC VI, Inc., last amended June 1, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

3.2	Bylaws of BTHC VI, Inc., dated as of June 8, 2007 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.1	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2	BTHC VI, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.3	BTHC VI, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit
Number	Description of Document
10.4	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.5	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.6	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.7	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	Securities Purchase Agreement, dated as of June 8, 2007, by and among Athersys, BTHC VI, Inc. and Investors (as defined therein) (incorporated herein by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12	Form Indemnification Agreement for Directors, Officers, and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.13	Consulting Agreement, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Dr. Kurt Brunden, dated as of July 23, 2007

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BTHC VI, INC.

Date: August 16, 2007	/s/ Gil Van Bokkelen Gil Van Bokkelen Chairman and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell Laura K. Campbell Vice President of Finance (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation of BTHC VI, Inc., last amended June 1, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

3.2	Bylaws of BTHC VI, Inc., dated as of June 8, 2007 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.1	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2	BTHC VI, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.3	BTHC VI, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.4	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.5	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.6	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.7	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit
Number	Description of Document
10.10	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	Securities Purchase Agreement, dated as of June 8, 2007, by and among Athersys, BTHC VI, Inc. and Investors (as defined therein) (incorporated herein by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12	Form Indemnification Agreement for Directors, Officers, and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.13	Consulting Agreement, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Dr. Kurt Brunden, dated as of July 23, 2007

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.