Form 10-Q/A
period 2007-06-30
ATHERSYS, INC / NEW
filed 2007-10-09
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52108

ATHERSYS, INC.
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

ATHERSYS, INC.

EXPLANATORY NOTE
     Athersys, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate the consolidated statements of operations and the related financial information of the Company that were included in its original Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 (the “Original Form 10-Q”).
     In June 2007, a wholly-owned subsidiary of the Company merged with and into Athersys, Inc. (“Old Athersys”), whereby Old Athersys became a wholly-owned subsidiary of the Company, which was named “BTHC VI, Inc.” at the time of such merger (the “Merger”). Prior to the consummation of the Merger, Old Athersys negotiated with holders of its convertible preferred stock a planned restructuring of its capital stock, which included the conversion of the preferred stock into shares of Old Athersys common stock, the termination of the warrants issued to the former holders of Class C convertible preferred stock and the termination of rights to preferred dividends, including the elimination of the accrued dividends payable to the former holders of Class C convertible preferred stock. As a result, immediately prior to the consummation of the Merger, all shares of Old Athersys convertible preferred stock (including termination of warrants and elimination of accrued dividends) were converted into 53,341,747 shares of Old Athersys common stock. Upon closing of the Merger, the 53,341,747 shares of Old Athersys common stock were exchanged for 1,912,356 shares of Company common stock using the Merger exchange rate. Old Athersys also retired the shares of its preferred and common stock held in treasury. Immediately following the Merger, the Company issued and sold 13,000,000 shares of common stock and warrants to purchase 3,250,000 shares of common stock to new investors for gross proceeds of $65.0 million (the “Financing”).
     In July 2007, the Company filed a registration statement with the SEC to register the resale of the shares of common stock issued in the Financing, including the shares issuable upon the exercise of warrants. In late September 2007, in response to the Company’s filing of an amended registration statement, the SEC issued a comment about the accounting for the change to the conversion ratios of the convertible preferred stock in connection with the Merger. In consultation with its independent registered public accounting firm and the Audit Committee of the Company’s Board of Directors, the Company determined that the change to the conversion ratios of the convertible preferred stock effected as part of the restructuring of the Old Athersys capital stock should have been accounted for as an induced conversion, resulting in a $4.8 million deemed dividend that would increase the net loss attributable to common stockholders.
     The Company’s previously reported consolidated statements of operations for the three and six months ended June 30, 2007 included in the Original Form 10-Q did not include the $4.8 million amount in the net loss attributable to common stockholders, and the basic and diluted net loss per common share were understated as a result. The amended and restated consolidated statements of operations included in this Amendment now reflect this $4.8 million deemed dividend in the calculation of basic and diluted net loss per common share. Additionally, in light of the amendment and restatement of our consolidated statements of operations included in this Amendment, we have re-evaluated our disclosure controls and procedures as of June 30, 2007.
     This Amendment amends and restates only Items 1, 2 and 4 of Part I of the Original Form 10-Q. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our Form 10-Q for the three and six months ended June 30, 2007. Therefore, this Amendment does not reflect any other events that occurred after the original August 17, 2007 filing date of the Original Form 10-Q. Forward-looking statements in this Amendment have also not been updated from the Original Form 10-Q.
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

BTHC VI, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues

License fees	$313	$261	$623	$481

Grant revenue	410	229	979	638

Total revenues	723	490	1,602	1,119

Costs and expenses
Research and development (including stock compensation expense of $2,000 and $72 in the three months ended June 30, 2007 and 2006, respectively; and $2,031 and $159 in the six months ended June 30, 2007 and 2006, respectively)	4,989	2,361	7,354	4,945
General and administrative (including stock compensation expense of $2,089 and $46 in the three months ended June 30, 2007 and 2006, respectively; and $2,102 and $91 in the six months ended June 30, 2007 and 2006, respectively)	3,497	1,066	4,105	1,754
Depreciation	75	138	155	293

Total costs and expenses	8,561	3,565	11,614	6,992

Loss from operations	(7,838)	(3,075)	(10,012)	(5,873)

Other income (loss)	1,500	(3)	1,500	208

Interest income	175	38	222	67

Interest expense — see Note 7	(710)	(255)	(1,043)	(490)

Accretion of premium on convertible debt	(196)	—	(456)	—

Loss before cumulative effect of change in accounting principle	(7,069)	(3,295)	(9,789)	(6,088)

Cumulative effect of change in accounting principle	—	—	—	306

Net loss	$(7,069)	$(3,295)	$(9,789)	$(5,782)

Preferred stock dividends	$(284)	$(347)	$(659)	$(695)

Deemed dividend resulting from induced conversion of convertible preferred stock	(4,800)	—	(4,800)	—

Net loss attributable to common stockholders — 2007 restated	$(12,153)	$(3,642)	$(15,248)	$(6,477)

Dividends declared per common share	$—	$—	$—	$—

Basic and diluted net loss per common share — 2007 restated:
Net loss before cumulative effect of change in accounting principle	$(2.53)	$(12.40)	$(5.99)	$(23.19)
Cumulative effect of change in accounting principle	—	—	—	1.05

Net loss	$(2.53)	$(12.40)	$(5.99)	$(22.14)

Weighted average shares outstanding, basic and diluted	4,800,760	293,770	2,547,265	292,513

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
1. Background; Recent Merger and Offering — Restated
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
Prior to the consummation of the Merger, the Company negotiated with holders of its convertible preferred stock a planned restructuring of its capital stock, which included the conversion of the preferred stock into shares of the Company’s common stock, the termination of the warrants issued to the former holders of Class C Convertible Preferred Stock and the termination of rights to preferred dividends, including the elimination of the accrued dividends payable to the former holders of Class C Convertible Preferred Stock. As a result, immediately prior to the consummation of the Merger, all convertible preferred stock (including termination of warrants and elimination of accrued dividends) was converted into 53,341,747 shares of common stock. The change to the conversion ratios of the convertible preferred stock was deemed to be an induced conversion, which resulted in a $4.8 million deemed dividend and an increase to the net loss attributable to common stockholders in June 2007. Upon closing of the Merger, the 53,341,747 shares of common stock were exchanged for 1,912,356 shares of BTHC VI common stock using the Merger exchange rate. The Company also retired the shares of preferred and common stock held in treasury.
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
3. Net Loss per Share — Restated
The Company has revised its accounting for the change in conversion ratios of its convertible preferred stock in response to comments from the staff of the Securities and Exchange Commission in the course of its review of the Company’s registration statement. The change to the conversion ratios of the convertible preferred stock represents an induced conversion which resulted in a deemed dividend in the amount of $4.8 million which was previously not included in determining the net loss attributable to common stockholders. In reporting the deemed dividend, the Company has increased the net loss attributable to common stockholders for the three and six months ended June 30, 2007 to $12,153,000 and $15,248,000, respectively, as compared to $7,353,000 and $10,448,000, as originally reported and increased the basic and diluted net loss per common share for the three and six months ended June 30, 2007 to $2.53 and $5.99, respectively, as compared to $1.53 and $4.10, as originally reported.
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
Deemed Dividend. In connection with the Merger, all shares of Athersys’ convertible preferred stock were converted into common stock, which resulted in a deemed dividend in the amount of $4.8 million from the induced conversion associated with the change in the conversion ratios. This amount is reflected as an increase to the net loss attributable to common stockholders in June 2007.
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
Deemed Dividend. In connection with the Merger, all shares of Athersys’ convertible preferred stock were converted into common stock, which resulted in a deemed dividend in the amount of $4.8 million from the induced conversion associated with the change in the conversion ratios. This amount is reflected as an increase to the net loss attributable to common stockholders in June 2007.
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

Item 4. Controls and Procedures.
Restatement
On October 8, 2007, in response to a comment raised by the staff of the Securities and Exchange Commission concerning the accounting for the change in the conversion ratios of our convertible preferred stock in connection with the Merger, our management, in consultation with our independent registered public accounting firm and the Audit Committee of our Board of Directors, concluded that our consolidated statements of operations for the three and six months ended June 30, 2007 should be amended and restated to reflect a $4.8 million deemed dividend that increased the net loss attributable to common stockholders and the impact of this deemed dividend on the basic and diluted net loss per common share.
Disclosure controls and procedures
In connection with the restatement, our management, under the supervision of and with the participation of our Chief Executive Officer and our Vice President of Finance, has re-evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this evaluation, as a result of the restatement, our Chief Executive Officer and Vice President of Finance have concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.
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

Item 6. Exhibits.

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation of BTHC VI, Inc., last amended June 1, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

3.2	Bylaws of BTHC VI, Inc., dated as of June 8, 2007 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.1	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2	BTHC VI, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.3	BTHC VI, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit
Number	Description of Document
10.4	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.5	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.6	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.7	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	Securities Purchase Agreement, dated as of June 8, 2007, by and among Athersys, BTHC VI, Inc. and Investors (as defined therein) (incorporated herein by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12	Form Indemnification Agreement for Directors, Officers, and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.13*	Consulting Agreement, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Dr. Kurt Brunden, dated as of July 23, 2007

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: October 9, 2007	/s/ Gil Van Bokkelen Gil Van Bokkelen Chairman and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell Laura K. Campbell Vice President of Finance (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation of BTHC VI, Inc., last amended June 1, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

3.2	Bylaws of BTHC VI, Inc., dated as of June 8, 2007 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.1	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2	BTHC VI, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.3	BTHC VI, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.4	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.5	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.6	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.7	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit
Number	Description of Document
10.10	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	Securities Purchase Agreement, dated as of June 8, 2007, by and among Athersys, BTHC VI, Inc. and Investors (as defined therein) (incorporated herein by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12	Form Indemnification Agreement for Directors, Officers, and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.13*	Consulting Agreement, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Dr. Kurt Brunden, dated as of July 23, 2007

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.