Form 10-Q
period 2007-09-30
ATHERSYS, INC / NEW
filed 2007-11-14
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 1, 2007, was 18,927,988.

ATHERSYS INC.

2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006

	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$40,294	$1,528
Available for sale securities	15,002	—
Accounts receivable	535	872
Prepaid expenses and other	488	361

Total current assets	56,319	2,761

Note receivable, net	86	562
Equipment, net	349	509
Accounts receivable, net	79	117
Other assets	317	317

Total assets	$57,150	$4,266

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,296	$898
Accrued compensation and related benefits	112	423
Accrued expenses and other	1,363	1,214
Current portion of long-term debt, net	2,524	3,332

Total current liabilities	5,295	5,867

Long-term debt	—	1,800
Convertible promissory notes, net	—	7,510
Accrued interest	—	214
Accrued dividends	—	8,882

Stockholders’ equity:
Convertible preferred stock, at stated value; no shares authorized, issued or outstanding at September 30, 2007; 481,540 shares authorized and 364,524 shares issued and outstanding at December 31, 2006	—	68,301
Preferred stock, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2007; no shares authorized, issued or outstanding at December 31, 2006	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized and 18,927,988 shares issued and outstanding at September 30, 2007; 40,000,000 shares authorized and 293,770 shares issued and outstanding at December 31, 2006	19	—
Additional paid-in capital	207,617	53,495
Treasury stock	—	(250)
Accumulated deficit	(155,781)	(141,553)

Total stockholders’ equity (deficit)	51,855	(20,007)

Total liabilities and stockholders’ equity (deficit)	$57,150	$4,266

Note: The balance sheet at December 31, 2006 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
License fees	$500	$539	$1,123	$1,020
Grant revenue	360	587	1,339	1,225

Total revenues	860	1,126	2,462	2,245

Costs and expenses
Research and development	4,215	2,067	11,569	7,012
General and administrative	2,113	763	6,218	2,517
Depreciation	71	130	226	423

Total costs and expenses	6,399	2,960	18,013	9,952

Loss from operations	(5,539)	(1,834)	(15,551)	(7,707)
Interest income	724	26	946	93
Interest expense — see Note 7	(124)	(259)	(1,167)	(749)
Other income	500	—	2,000	208
Accretion of premium on convertible debt	—	—	(456)	—

Loss before cumulative effect of change in accounting principle	(4,439)	(2,067)	(14,228)	(8,155)
Cumulative effect of change in accounting principle	—	—	—	306

Net loss	$(4,439)	$(2,067)	$(14,228)	$(7,849)

Preferred stock dividends	$—	$(347)	$(659)	$(1,042)
Deemed dividend resulting from induced conversion of convertible preferred stock	—	—	(4,800)	—

Net loss attributable to common stockholders	$(4,439)	$(2,414)	$(19,687)	$(8,891)

Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle	$(0.23)	$(8.22)	$(2.44)	$(31.40)
Cumulative effect of change in accounting principle	—	—	—	1.05

Net loss	$(0.23)	$(8.22)	$(2.44)	$(30.35)

Weighted average shares outstanding, basic and diluted	18,927,988	293,770	8,075,763	292,941

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006

Operating activities
Net loss	$(14,228)	$(7,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	226	423
Equity in earnings of unconsolidated affiliate	—	(117)
Accretion of premium on convertible debt	456	—
Stock-based compensation	4,718	345
Expense related to warrants issued to lenders	459	—
Income from cumulative effect of change in accounting principle	—	(306)
Provision/forgiveness on notes receivable	193	122
Amortization of premium on available for sale securities and other	7	17
Changes in operating assets and liabilities:
Accounts receivable	375	429
Prepaid expenses and other assets	157	74
Accounts payable and accrued expenses	553	787

Net cash used in operating activities	(7,084)	(6,075)

Investing activities
Purchase of available for sale securities	(15,002)	(3,426)
Maturities of available for sale securities	—	6,932
Purchases of equipment	(66)	(75)

Net cash (used in) provided by investing activities	(15,068)	3,431

Financing activities
Principal payments on debt	(2,576)	(1,866)
Proceeds from convertible promissory note	5,000	5,000
Proceeds from issuance of common stock, net	58,494	6

Net cash provided by financing activities	60,918	3,140

Increase in cash and cash equivalents	38,766	496
Cash and cash equivalents at beginning of the period	1,528	1,080

Cash and cash equivalents at end of the period	$40,294	$1,576

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Background; Recent Merger and Offering
Athersys is a biopharmaceutical company engaged in the development and commercialization of therapeutic products in one business segment. Operations consist primarily of research and product development activities.
On May 24, 2007, BTHC VI, Inc. (“BTHC VI”) and its wholly owned subsidiary, B-VI Acquisition Corp., entered into an Agreement and Plan of Merger with Athersys, Inc. (“Old Athersys”). Pursuant to the terms of the Agreement and Plan of Merger, B-VI Acquisition Corp., which BTHC VI recently had incorporated for the purpose of completing the merger transaction described herein, merged with and into Old Athersys on June 8, 2007, with Old Athersys continuing as the surviving entity in the merger (the “Merger”). BTHC VI was a shell corporation with substantially no assets, liabilities or operations as of the date of the Merger, and had 299,622 shares of common stock outstanding. As a result of the Merger, Old Athersys became our wholly-owned subsidiary, and the business of Old Athersys became our sole operations. On August 31, 2007, Old Athersys changed its name to ABT Holding Company and BTHC VI changed its name to Athersys, Inc. Unless otherwise indicated, all references in this quarterly report to “the Company” or “Athersys” are (a) prior to the Merger, to ABT Holding Company (i.e., Old Athersys) and its subsidiaries and (b) following the Merger, to Athersys, Inc. and its subsidiaries, including ABT Holding Company.
Prior to the consummation of the Merger, Old Athersys negotiated with holders of its convertible preferred stock a planned restructuring of its capital stock, which included the conversion of the preferred stock into shares of Old Athersys’ common stock, the termination of the warrants issued to the former holders of Class C Convertible Preferred Stock and the termination of rights to preferred dividends, including the elimination of the accrued dividends payable to the former holders of Class C Convertible Preferred Stock. As a result, immediately prior to the consummation of the Merger, all Old Athersys convertible preferred stock (including termination of warrants and elimination of accrued dividends) was converted into 53,341,747 shares of Old Athersys common stock. The change to the conversion ratios of the convertible preferred stock was deemed to be an induced conversion, which resulted in a $4.8 million deemed dividend and an increase to the net loss attributable to common stockholders in June 2007. Upon closing of the Merger, the 53,341,747 shares of common stock were exchanged for 1,912,356 shares of BTHC VI common stock using the merger exchange rate. Old Athersys also retired the shares of preferred and common stock held in treasury.
At the time the Merger was deemed effective, each share of common stock of Old Athersys was converted into 0.0358493 shares of BTHC VI common stock, par value $0.001 per share. Prior to the Merger, BTHC VI effected a 1-for-1.67 reverse stock split of its shares of common stock and increased the number of authorized shares of common stock to 100,000,000.
BTHC VI’s acquisition of Old Athersys on June 8, 2007 effected a change in control and was accounted for as a reverse acquisition whereby Old Athersys is the accounting acquirer for financial statement purposes. Accordingly, the financial statements of the Company presented reflect the historical results of Old Athersys and do not include the historical financial results of BTHC VI prior to the consummation of the Merger. The Company’s authorized and issued shares of common and preferred stock have been retroactively restated for all historical periods presented to reflect the Merger exchange rate of 0.0358493. Basic and diluted net loss per share attributable to common stockholders has been computed using the retroactively restated common stock.

Immediately after the Merger, BTHC VI completed an offering of 13,000,000 shares of common stock for aggregate gross proceeds of $65.0 million (the “Offering”). Offering costs in the amount of approximately $6.5 million were netted against the proceeds of the Offering, resulting in net proceeds from the Offering of approximately $58.5 million. The Offering included the issuance of warrants to purchase 3,250,000 shares of common stock to the investors with an exercise price of $6.00 and a five-year term. BTHC VI also issued warrants to purchase 500,000 shares of common stock to the lead investor and warrants to purchase 1,093,525 shares of common stock to the placement agents, each with an exercise price of $6.00 and a five-year term. The placement agents also received cash fees in an amount equal to 8.5% of the gross proceeds, excluding proceeds from existing investors in the Company. In consideration for certain advisory services, Old Athersys paid an affiliate and the largest stockholder of BTHC VI a one-time fee of $350,000 in cash upon consummation of the Merger.
The $10 million of convertible notes issued to Angiotech Pharmaceuticals, Inc. (“Angiotech”) were converted (see Note 7) along with accrued interest upon the closing of the Offering into 1,885,890 shares of common stock at a conversion price of $5.50 per share, which was 110% of the price per share in the Offering in accordance with the notes.
The notes issued to bridge investors (see Note 7) were converted along with accrued interest upon the closing of the Offering into 531,781 shares of common stock, at a conversion price of $5.00 per share, which was the price per share in the Offering. The bridge investors also exercised their $0.01 warrants upon the conversion of convertible preferred stock in connection with the Merger for 999,977 shares of common stock at an exercise price of $10,000. Upon the conversion of the bridge notes, the bridge investors also received warrants to purchase 132,945 shares of common stock at $6.00 per share with a five-year term, which was consistent with the warrants issued to new investors in the Offering.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement on Form S-3 as filed with the SEC on October 10, 2007. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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

The change to the conversion ratios of the convertible preferred stock in June 2007 represents an induced conversion which resulted in a deemed dividend in the amount of $4.8 million that is included in determining the net loss attributable to common stockholders for the nine months ended September 30, 2007.
The Company has outstanding certain options and warrants, and prior to June 8, 2007, had outstanding certain convertible debt and convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. The following instruments were excluded in the calculation of diluted net loss per share attributable to common stockholders because their effects were antidilutive:
1)	Outstanding stock options to purchase 3,701,634 and 122,154 shares of common stock for each of the three and nine-month periods ended September 30, 2007 and September 30, 2006, respectively;

2)	Warrants to purchase 5,125,496 and 25,639 shares of common stock for each of the three and nine-month periods ended September 30, 2007 and September 30, 2006, respectively;

3)	Shares of common stock issuable upon the conversion of convertible preferred stock in the amount of 213,388 for the nine-month period ended September 30, 2007, and 364,524 for the three-month and nine-month periods ended September 30, 2006; and

4)	Shares of common stock issuable upon the conversion of convertible promissory notes in the approximate amount of 149,465 for the nine-month period ended September 30, 2007, and 101,891 and 54,945 for the three-month and nine-month periods ended September 30, 2006, respectively.
4. Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Loss, all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Below is reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(4,439)	$(2,067)	$(14,228)	$(7,849)
Unrealized gain on available-for-sale securities	—	4	—	17

Comprehensive loss	$(4,439)	$(2,063)	$(14,228)	$(7,832)

5. Stock-based Compensation
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
In May 2007, the majority of Old Athersys’ outstanding options were terminated. The Company accounted for the termination of the Old Athersys options to employees, directors, and consultants as a settlement and any previously unrecognized compensation expense ($385,000) was recognized on the termination date in May 2007. New option awards to purchase 3,625,000 shares of common stock with an exercise price of $5.00 were granted to employees, directors and certain consultants in June 2007 upon the closing of the Merger. The options that were granted to employees generally vest 40% on the date of grant and vest ratably over three years thereafter. The option awards granted to non-employees and board members generally vest at varying percentages over three years. Upon the closing of the Merger, BTHC VI assumed 5,052 options granted to former employees and consultants of Old Athersys, which will be governed by the Old Athersys equity plans until the awards expire.
Upon adoption of SFAS No. 123(R), Athersys estimated forfeitures in calculating the expense relating to share-based compensation, while previously Athersys was permitted to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle at January 1, 2006 and reduced net loss by $306,000 for the nine months ended September 30, 2006.
As of September 30, 2007, a total of 803,000 shares are available for issuance under the Company’s equity compensation plans and 3,701,634 options are outstanding. For the three-month and nine-month periods ended September 30, 2007, stock compensation expense was approximately $585,000 and $4,718,000, respectively. During the three-month period ended September 30, 2007, the Company issued options to purchase 75,000 shares to a new Board member at fair value. At September 30, 2007, total unrecognized estimated compensation cost related to unvested stock options was approximately $6.0 million, which is expected to be recognized by September 30, 2010 using the straight-line method.
6. Long-Term Debt
A summary of the Company’s long-term debt outstanding is as follows (in thousands):

	September 30,	December 31,
	2007	2006

Notes payable to lenders	$2,524	$5,132
Less – current portion	2,524	3,332

	$—	$1,800

In November 2004, the Company issued $7.5 million of notes payable to lenders, the proceeds of which are unrestricted and used for general corporate purposes. The notes are payable in 30 monthly payments after the initial interest-only period that expired December 1, 2005, with a fixed interest rate of 13% and a maturity date of June 1, 2008.
The lenders have the right to receive a milestone payment of $2.25 million upon the occurrence of certain events. In October 2007, an amendment to the loan agreement was executed to clarify the milestone events as follows: (1) cumulative equity financing proceeds in excess of $5 million, whereby 10% of such proceeds that are not directly tied to the collaboration activities will be used to pay the milestone; (2) our merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity; (3) the sale of all or substantially all of our assets; and (4) our liquidation or dissolution. The milestone payment is payable in cash, except that if the milestone event is (1) above, we may elect to pay 75% of the milestone in shares of common stock at the per share offering price. No amounts have been recorded in relation to the milestone as of September 30, 2007.
Upon the closing of the Offering in June 2007, warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 per share and a seven-year term were issued to the Company’s lenders in accordance with the loan agreement. The value of the warrants was $492,000 based on the Black-Scholes valuation of the underlying security, of which $459,000 was recognized through September 30, 2007 as additional interest expense, and the remaining $33,000 will be recognized over the remaining term of the loan.
7. Convertible Notes
Angiotech Convertible Notes
In 2006, the Company entered into a collaboration with Angiotech. The Company issued a $5.0 million convertible promissory note to Angiotech at the inception of the program, which was followed by the issuance of an additional convertible promissory note in the aggregate principal amount of $5.0 million in January 2007 upon the achievement of certain milestones. Upon the closing of the Offering, the convertible notes aggregating $10.0 million were converted along with accrued interest into 1,885,890 shares of common stock at a conversion price of $5.50 per share, which was 110% of the price per share in the Offering in accordance with the terms of the notes.
The Company may also receive equity investments and cash payments based upon the successful achievement of specified clinical development and commercialization milestones. Under the terms of the collaboration, the parties plan to jointly fund clinical development activity. The Company will have lead responsibility for preclinical and early clinical development and manufacturing, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. The parties will share net profits from the sale of any approved products.
Bridge Notes and Warrants
Also in 2006, the Company completed a bridge financing of $2.5 million in the form of convertible promissory notes. The notes were issued primarily to existing stockholders of the Company. The notes bore interest at 10%, had a 3-year term, and were secured by a lien on substantially all of the assets of the Company. The notes were only convertible into shares of stock of the same class as issued in the Company’s next bona fide equity financing, as defined, at a conversion price equal to the price per share in the bona fide equity financing. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. Of the total amount due under the bridge financing, $205,000 was due to three members of management.
The bridge investors also received warrants in connection with the bridge financing. The warrants were exercisable for shares of common stock only upon a restructuring of the Company’s capital stock in connection with a bona fide financing. The number of shares that could be purchased under the warrants was based on a formula whereby the bridge investors would receive warrants valued at two times their investment divided by the pre-money value of the Company upon a restructuring and bona fide equity financing. The exercise price of the warrants was $0.01 per share. The Company allocated $250,000 of the purchase price of the debt to the warrants based on the relative fair value of the notes and warrants.

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
8. Warrants
As of September 30, 2007, the Company had the following outstanding warrants to purchase shares of common stock:

Number of underlying shares	Exercise Price	Expiration

4,976,470	$6.00	June 8, 2012
149,026	$5.00	June 8, 2014

5,125,496

9. Other Recent Events
In May 2007, Athersys sold certain non-core assets related to its asthma drug discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing. The remaining $0.5 million was received in August 2007 upon Athersys’ delivery of certain ancillary assets related to the program. Athersys recognized a gain on the sale (other income) of these assets in the amount of $2.0 million, of which $1.5 million was recognized in May 2007 and $0.5 million was recognized in August 2007.
In June 2007, the Company achieved a milestone related to its stem cell technology and issued 1,379 shares of common stock and paid $0.5 million cash to the former holders of the technology in connection with the receipt of license fees or equity payments, as defined, of at least $10 million from collaboration activities. The issued shares were recorded at fair value on the date the milestone was achieved. In September 2007, the Company achieved the final milestone under the agreement resulting in a cash payment of $0.5 million to the former holders of the technology in connection with the filing of an Investigational New Drug application with the U.S. Food and Drug Administration. However, the Company had the right to use $0.3 million of the $0.5 million due from this final milestone to offset a loan receivable from a former holder of the technology. After taking into consideration the $0.3 million partial repayment on the loan, the remaining loan balance was $0.3 million at September 30, 2007. The Company recorded an allowance of approximately $0.2 million to reserve a portion of the loan balance for which collectability is uncertain. The milestone payments under this arrangement were recorded as research and development expense.
The Company initially filed a “resale” registration statement with the SEC in July 2007 covering 18,508,251 shares of common stock, which includes all shares of common stock issued in the Offering and shares of common stock issuable upon exercise of warrants issued in the Offering (as well as the 531,781 shares of common stock issued to the bridge noteholders and the 132,945 shares underlying their warrants). The “resale” registration statement was declared effective by the SEC on October 18,

2007. Subject to certain exceptions, if the “resale” registration statement ceases to remain effective, a 1% cash penalty will be assessed for each 30-day period until the registration statement becomes effective again, capped at 10%.
10. Taxes
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
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Athersys adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through September 30, 2007, Athersys determined that it had no liability for uncertain income taxes as prescribed by FIN 48. Athersys’ policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization. Athersys does not anticipate any events during 2007 that would require it to record a liability related to any uncertain income taxes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q and the audited financial statement and notes thereto included in our registration statement on Form S-3 as filed with the SEC on October 10, 2007. Operating results are not necessarily indicative of results that may occur in future periods.
Overview and Recent Developments
Athersys is a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of its proprietary technologies, Athersys has established a pipeline of therapeutic product development programs in multiple diseases. Athersys has one product candidate in clinical development (ATHX-105) and intends to advance two to three additional product development programs into clinical trials in 2007 and 2008. Athersys’ ability to initiate these trials will depend on the success of its ongoing preclinical development effects and obtaining the necessary regulatory approvals. Athersys’ lead product candidate is ATHX-105, which is a treatment for obesity. Athersys is also developing pharmaceutical products for the treatment of certain conditions affecting the central nervous system, such as ADHD and narcolepsy and other cognitive or attention disorders. In addition to these drug development programs, Athersys entered into a collaboration with Angiotech to jointly develop its, proprietary non-embryonic stem cell product, MultiStem®, for the treatment of myocardial infarction and peripheral vascular disease. Athersys is also developing MultiStem for stroke, oncology support, and certain other disease indications.
Athersys has incurred losses since inception of operations in December 1995 and had an accumulated deficit of $155.8 million at September 30, 2007. Athersys’ losses have resulted principally from costs incurred in research and development, acquisition and licensing costs, and general and administrative costs associated with its operations. Athersys has used the financing proceeds from private equity and debt offerings and other sources of capital to develop its technologies and to acquire its stem cell technology. Athersys has also built its drug development capabilities to allow it to begin a phase I clinical trial of its lead product candidate, ATHX-105. Athersys has established strategic collaborations that provide revenues and capabilities to help to further advance its product candidates. Athersys has a pipeline of product candidates that includes potential small molecule products to treat obesity and cognitive disorders. Athersys’ stem cell product candidates may be used in the areas of cardiovascular disease, oncology support and stroke, and may have utility in treating other disease indications. Athersys has also built a substantial portfolio of intellectual property.
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
In May 2007, Athersys terminated the majority of stock option awards to its officers, employees, directors and consultants. Only a nominal number of option awards (5,052 option shares) held by former employees and consultants were assumed by BTHC VI. Upon closing the Merger in June 2007, options for 3,625,000 shares of stock were issued under the BTHC VI equity incentive plans to employees, directors and consultants at $5.00 per share. During the three-month period ended September 30, 2007, a stock option to purchase 75,000 shares was granted to our new director. For the nine-month period ended September 30, 2007, stock compensation expense was approximately $4.7 million, of which $2.3 million was recorded as research and development expense and $2.4 million was recorded as general and administrative expense. At September 30, 2007, total unrecognized estimated compensation cost related to unvested stock options was approximately $6.0 million, which is expected to be recognized by September 30, 2010 using the straight-line method.
In May 2007, Athersys sold certain non-core assets related to its asthma drug discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing. The remaining $0.5 million was received in August 2007 upon Athersys’ delivery of certain ancillary assets related to the program.
In July 2007, Athersys initiated a Phase I clinical trial in the United Kingdom for ATHX-105, the Company’s oral, selective 5HT2c receptor agonist for treating obesity. The Company expects to complete the trial in the first quarter of 2008. Concurrent with the Phase I clinical trial, Athersys is also conducting certain non-clinical studies needed for the commencement of subsequent clinical studies.

In September 2007, the Company achieved the final milestone under its agreement with the former holders of its stem cell technology resulting in a cash payment of $0.5 million tied to the filing of an Investigational New Drug application with the U.S. Food and Drug Administration.
Results of Operations
Since our inception, our revenues have consisted of license fees from our collaborators and grant proceeds from federal and state grants. We have derived no revenue on the sale of FDA-approved products to date. Research and development expenses consist primarily of salaries and related personnel costs, legal expenses related to intellectual property prosecution, pre-clinical, clinical and non-clinical costs which are outsourced, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, conduct preclinical studies and clinical trials of our products, and manufacture our products. General and administrative expenses consist primarily of: salaries and related expenses for executive, business development, finance, and other administrative personnel; professional fees; and other corporate expenses. Our general and administrative expenses are expected to increase as we expand our regulatory affairs and product development capabilities, as well as expand our business development and assume the obligations of a public reporting company. Athersys depreciates its fixed assets on a straight-line basis. To date, Athersys has financed its operations through private equity and debt financing and investments by strategic collaborators. We expect to continue to incur substantial losses through at least the next several years. We expect our development costs to increase as we initiate clinical trials of our product candidates in 2007 and 2008.
The following table sets forth Athersys’ revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
License fees	$500	$539	$1,123	$1,020
Grant revenue	360	587	1,339	1,225

	$860	$1,126	$2,462	$2,245

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2007	2006	2007	2006

Personnel costs	$621	$677	$2,067	$2,107
Research supplies	126	252	485	915
Facilities	193	225	568	688
Sponsored research, preclinical and clinical costs	2,172	624	3,786	2,220
Patent legal fees	145	134	806	364
Other	699	106	1,567	510

Stock-based compensation	259	49	2,290	208

	$4,215	$2,067	$11,569	$7,012

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2007	2006	2007	2006

Personnel costs	$405	$449	$1,404	$1,448
Facilities	96	81	247	221
Legal and professional fees	604	78	883	418
Other	682	109	1,256	293
Stock-based compensation	326	46	2,428	137

	$2,113	$763	$6,218	$2,517

Three Months Ended September 30, 2007 and 2006
Revenues. Revenues decreased to $860,000 for the three months ended September 30, 2007 from $1.1 million in the comparable period in 2006. License fee revenues decreased $39,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in license fee revenue over this period was a result of the nature and timing of target acceptances under Athersys’ collaboration agreement with Bristol-Myers Squibb. Grant revenue decreased $227,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. In July 2003, Athersys was awarded a $5.0 million state grant that spanned three years and was completed in February 2006. This grant was renewed in May 2006 for approximately $3.5 million and will also span three years. The decrease in grant revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was principally the result of less grant related activity in the third quarter of 2007.
Research and Development Expenses. Research and development expenses increased to $4.2 million for the three months ended September 30, 2007 from $2.1 million in the comparable period in 2006. The increase of approximately $2.1 million relates primarily to an increase of $1.5 million in sponsored research, preclinical and clinical costs related to the initiation of the ATHX-105 clinical trial, ATHX-105 non-clinical studies, and increases in MultiStem pre-clinical and manufacturing related expenses.

The overall increase in research and development expenses is also a result of an increase of $593,000 in other expenses, an increase of $210,000 in stock-based compensation and an increase of $11,000 in patent legal fees, offset by a decrease in personnel costs, research supplies and facilities costs of $214,000 related to a shift from internal research activities to external pre-clinical and clinical activities. Included in other expenses for the three months ended September 30, 2007 was a milestone payment related to our stem cell technology in the amount of $500,000 tied to the filing of an Investigational New Drug application. We do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $2.1 million for the three months ended September 30, 2007 from $763,000 in the comparable period in 2006. The increase of approximately $1.3 million relates primarily to a $573,000 increase in other expenses, a $526,000 increase in legal and professional fees, and a $280,000 increase in stock-based compensation, partially offset by a $29,000 decrease in personnel and facilities costs. Included in other expenses for the three months ended September 30, 2007 was an allowance against a loan receivable in the amount of $193,000 and $489,000 of other general and administrative costs such as printing costs for SEC filings, investor and public relations costs, directors and officers insurance costs and costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The increase in legal and professional fees for the three months ended September 30, 2007 was primarily a result of legal fees incurred in connection with SEC filings, accounting and auditing fees incurred in connection with SEC filings, and fees for our board of directors.
Depreciation. Depreciation expense decreased to $71,000 for the three months ended September 30, 2007 from $130,000 for the comparable period in 2006. The decrease was due to more laboratory equipment, computer equipment, furniture, and leasehold improvements becoming fully depreciated.
Other Income. In May 2007, Athersys sold certain non-core assets related to its asthma drug discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing and recorded in other income. The remaining $500,000 was received and recognized as other income in August 2007 upon Athersys’ delivery of certain ancillary assets related to the program.
Interest Income. Interest income represents interest earned on Athersys’ cash and available for sale securities. Interest income increased to $724,000 for the three months ended September 30, 2007 from $26,000 for the comparable period in 2006 due to the increase in Athersys’ average cash balances during those periods. Athersys obtained $5.0 million in each of January 2007 and May 2006 as a result of issuing convertible promissory notes to Angiotech related to its co-development collaboration agreement, which were converted into common stock in connection with the Offering. In addition, we received net proceeds of $58.5 million from the Offering in June 2007.
Interest Expense. Interest expense on Athersys’ debt outstanding under its Senior Loan (as defined below) and its subordinated convertible promissory notes decreased to $124,000 for the three months ended September 30, 2007 from $259,000 for the comparable period in 2006. The decrease was due primarily to the elimination of interest expense on the convertible promissory notes issued by Athersys in May 2006, October 2006 and January 2007, as a result of their conversion in the Offering.
Nine months Ended September 30, 2007 and 2006
Revenues. Revenues increased to $2.5 million for the nine months ended September 30, 2007 from $2.2 million in the comparable period in 2006. License fee revenues increased $103,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in license fee revenue over this period was a result of the nature and timing of target acceptances under Athersys’ collaboration agreements with Bristol-Myers Squibb and Pfizer. Grant revenue increased $114,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. In July 2003, Athersys was awarded a $5.0 million state grant that spanned three years and was completed in February 2006. This grant was renewed in May 2006 for approximately $3.5 million that will also span three years. The increase in grant revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was principally the result of recognizing nine months of revenue under this state grant in the nine months ended September 30, 2007 versus only six and a half months of revenue in the comparable period of 2006.
Research and Development Expenses. Research and development expenses increased to $11.6 million for the nine months ended September 30, 2007 from $7.0 million in the comparable period in 2006. The increase of approximately $4.6 million relates primarily to an increase of $2.1 million in stock-based compensation, an increase of $1.6 million in sponsored research, preclinical and clinical costs, an increase of $1.1 million in other expenses, and an increase of $442,000 in patent legal fees offset by a decrease in personnel costs, research supplies and facilities costs of $590,000 related to the restructuring and reduction in force effected in late 2005 that carried over into early 2006 and a shift from internal research activities to external pre-clinical and clinical activities. The $1.6 million increase in sponsored research, preclinical and clinical costs is a result of the initiation of the ATHX-105 clinical trial, ATHX-105 non-clinical studies, and increases in MultiStem pre-clinical and manufacturing related expenses. Included in other expenses for the nine months ended September 30, 2007 was a milestone payment related to our stem cell technology of $507,000 paid in cash and stock to the former holders of the technology tied to a collaboration milestone, plus $500,000 paid in cash tied to the filing of an Investigational New Drug application. Included in other expenses for the nine months ended September 30, 2006 was a milestone payment related to our stem cell technology of $125,000 paid in stock to the former holders of the technology, tied to the issuance of a patent. The increase in patent legal fees for the nine months ended September 30, 2007 was a result of maintaining Athersys’ growing and maturing portfolio of patent applications and the performance of patent legal work related to the May 2007 asthma asset sale. Included in personnel costs for the nine months ended September 30, 2007 and 2006 was approximately $262,000 and $121,000, respectively, of expense related to the Athersys cash incentive plan that resulted in bonus payments upon the achievement of certain milestones. We do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $6.2 million for the nine months ended September 30, 2007 from $2.5 million in the comparable period in 2006. The increase of $3.7 million relates primarily to a $2.3 million increase in stock-based compensation, a $963,000 increase in other expenses and a $465,000 increase in legal and professional fees partially offset by a $18,000 decrease in personnel and facilities costs. Included in other expenses for the nine months ended September 30, 2007 was a one-time advisory fee of $350,000 related to the Merger, an allowance against a loan receivable in the amount of $193,000, and $713,000 of other general and administrative costs such as printing costs for SEC filings, directors and officers insurance costs, investor and public relations costs, and costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Included in personnel costs for the nine months ended September 30, 2007 and 2006 was approximately $308,000 and $89,000, respectively, of expense related to the cash incentive plan that resulted in bonus payments upon the achievement of milestones. Also included in personnel costs in May 2006 was approximately $122,000 ($146,000 including tax) in connection with the forgiveness of a 2002 loan made to Gil Van Bokkelen. The increase in legal and professional fees for the nine months ended September 30, 2007 was primarily a result of legal fees incurred in connection with SEC filings, accounting and auditing fees incurred in connection with SEC filings, and fees for our board of directors.
Depreciation. Depreciation expense decreased to $226,000 in the nine months ended September 30, 2007 from $423,000 in the nine months ended September 30, 2006. The decrease in depreciation expense was due to more laboratory equipment, computer equipment, furniture, and leasehold improvements becoming fully depreciated, combined with fewer purchases of new equipment.
Other Income. In May 2007, Athersys sold certain non-core assets related to its asthma drug discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing and recorded in other income. The remaining $500,000 was received and recognized as other income in August 2007 upon Athersys’ delivery of certain ancillary assets related to the program. In January

2006, a milestone was achieved related to Athersys’ joint venture with Oculus Pharmaceuticals, Inc. (“Oculus”). As a result, Athersys received $100,000 of stock-based proceeds from Oculus, which was recorded in other income. Similarly, Oculus also received stock-based proceeds in another company in the amount of $260,000. Athersys recorded its share of Oculus’ net income (after recapturing past losses) of $117,000 in other income in 2006. No additional milestones were achieved related to this joint venture in the nine months ended September 30, 2007.
Interest Income. Interest income represents interest earned on Athersys’ cash and available for sale securities. Interest income increased to $946,000 for the nine months ended September 30, 2007 from $93,000 for the comparable period in 2006 due to the increase in Athersys’ average cash balances during those periods. Athersys obtained $5.0 million in each of January 2007 and May 2006 as a result of issuing convertible promissory notes to Angiotech related to its co-development collaboration agreement. In addition, in June 2007, we received net proceeds of $58.5 million from the Offering.
Interest Expense. Interest expense on Athersys’ debt outstanding under its Senior Loan (as defined below) and its convertible promissory notes increased to $1.2 million for the nine months ended September 30, 2007 from $749,000 for the comparable period in 2006. The increase in interest expense was due to the convertible promissory notes issued by Athersys in May 2006, October 2006 and January 2007, and the recording of $459,000 of interest expense associated with the issuance of warrants to the Senior Lenders (as defined below) in connection with the Offering.
Accretion of Premium on Convertible Debt. The accretion of premium on convertible debt in the amount of $456,000 for the nine months ended September 30, 2007 was a result of the $2.5 million convertible promissory notes issued in October 2006. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. Athersys computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. This accretion was reversed in June 2007 when the notes were converted into common stock upon the closing of the Offering.
Cumulative Effect of Change in Accounting Principle. Effective January 1, 2006, Athersys adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. SFAS No. 123(R) requires Athersys to estimate forfeitures in calculating the expense relating to stock-based compensation, while previously Athersys was permitted to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was accounted for as a cumulative effect of a change in accounting principle at January 1, 2006 and reduced net loss by $306,000 for the nine months ended September 30, 2006.
Deemed Dividend. In connection with the Merger, all shares of Athersys’ convertible preferred stock were converted into common stock, which resulted in a deemed dividend in the amount of $4.8 million from the induced conversion associated with the change in the conversion ratios. This amount is reflected as an increase to the net loss attributable to common stockholders for the nine months ended September 30, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Athersys has primarily financed its operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million, which includes gross proceeds of $65.0 million in June 2007 from the Offering. We received net proceeds of approximately $58.5 million from the Offering. The placement agents received approximately $5.5 million in cash fees from the gross proceeds.
In November 2004, Athersys entered into a Loan and Security Agreement (the “Senior Loan”) with Venture Lending & Leasing IV, Inc. and Costella Kirsch IV, L.P. (the “Senior Lenders”), pursuant to which it borrowed $7.5 million that matures on June 1, 2008. Amounts outstanding under the Senior

Loan are payable in 30 monthly installments following an initial interest-only period that expired on December 1, 2005. The Senior Loan has an implied fixed interest rate of approximately 13%. A final payment of $487,500 is due on June 1, 2008. As of September 30, 2007, the outstanding balance of the Senior Loan was approximately $2.5 million. Athersys’ obligations under the Senior Loan are secured by a lien on substantially all of its assets other than its intellectual property until the loan is repaid. However, a lien on our intellectual property could attach at any time until the loan is repaid if the ratio of our unrestricted cash to four months’ expenses is less than one-to-one. The agreement governing the Senior Loan contains affirmative and negative covenants customary for such financings and customary events of default. As of September 30, 2007, Athersys was in compliance with these covenants.
The lenders have the right to receive a milestone payment of $2.25 million upon the occurrence of certain events. In October 2007, an amendment to the loan agreement was executed to clarify the milestone events as follows: (1) equity financings after $5 million in cumulative equity financing proceeds have been received by the Company, but with payment limited to 10% of such proceeds that are not directly tied to the collaboration activities until the milestone payment has been repaid in full; (2) our merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity; (3) the sale of all or substantially all of our assets; and (4) our liquidation or dissolution. The milestone payment is payable in cash, except that if the milestone event is (1) above, we may elect to pay 75% of the milestone in shares of common stock at the per share offering price. No amounts have been recorded in relation to the milestone as of September 30, 2007.
The Senior Lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of the Offering, the fair value of which was $492,000. Of this amount, $459,000 was recorded as interest expense through September 30, 2007 and the remaining $33,000 is being recognized over the remaining term of the loan.
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
In connection with developing MultiStem for the treatment of myocardial infarction and peripheral vascular disease, Angiotech purchased subordinated convertible promissory notes in aggregate principal amount of $10.0 million as part of a commercial collaboration that was formed in May 2006. The notes were converted along with accrued interest into common stock upon the closing of the Offering at a conversion price of $5.50, which was 110% of the price per share paid in the Offering. Athersys may also receive additional equity investments and cash payments based upon the successful achievement of specified clinical development and commercialization milestones.
Athersys’ contractual payment obligations as of September 30, 2007 are as follows:

		Less than 1	1 – 3	3 – 5	More than
Contractual Obligations	Total	year	years	years	5 years
Operating lease for facilities	$134,000	$134,000	—	—	—
Long-term debt (principal)	$2,557,000	$2,557,000	—	—	—
Long-term debt (interest)	$151,000	$151,000	—	—	—

Total	$2,842,000	$2,842,000	—	—	—
Athersys has an operating lease for its office and laboratory space that expires in March 2009. Athersys has an option to renew the lease in six-month intervals during the term at the existing rental rate. Athersys has exercised options to renew the lease through March 2008. Athersys’ long-term debt is stated net of a $33,000 debt discount on the Condensed Consolidated Balance Sheet.

Athersys has never paid dividends on its capital stock, and all accrued cumulative dividends were eliminated in June 2007 in connection with the Merger.
The Company initially filed a “resale” registration statement with the SEC in July 2007 covering 18,508,251 shares, which includes all shares of common stock issued in the Offering and shares of common stock issuable upon the exercise of warrants issued in the Offering (as well as the 531,781 shares of common stock issued to the bridge investors and their 132,945 shares underlying warrants). The “resale” registration statement was declared effective by the SEC on October 18, 2007. Subject to certain exceptions, if the “resale” registration statement ceases to remain effective, a 1% cash penalty will be assessed for each 30-day period until the registration statement becomes effective again, capped at 10%.
At September 30, 2007, Athersys had $40.3 million in cash and cash equivalents and $15.0 million invested in A-1commercial paper, which is classified as available for sale securities.
Net cash used in operating activities was $7.1 million in the nine months ended September 30, 2007 and $6.1 million for the nine months ended September 30, 2006, and was primarily attributed to expenditures used to fund Athersys’ research and product development activities. Net cash (used in) provided by investing activities was $(15.1) million in the nine months ended September 30, 2007 and $3.4 million in the nine months ended September 30, 2006. The fluctuations from period to period are due to the timing of purchases and maturity dates of investments, and the purchase of equipment. Purchases of equipment were $66,000 in the nine months ended September 30, 2007 and $75,000 in the nine-month period ended September 30, 2006.
Financing activities provided cash of $60.9 million in the nine months ended September 30, 2007 and $3.1 million in the nine months ended September 30, 2006. The Offering proceeds were received in the second quarter of 2007. Also, proceeds from the issuance of convertible notes to Angiotech were received in January 2007 in the amount of $5.0 million, and in May 2006 also in the amount of $5.0 million. The financing proceeds have been offset by the repayment of debt in each period.
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
We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. While we believe that the net proceeds from the Offering, combined with current capital resources and anticipated cash flows from licensing activities, will be sufficient to meet our capital and operating requirements through at least December 2009, we cannot assure you that we will not require additional financing before that time. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, the time and cost related to proposed regulatory approvals, if any, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail our research and development efforts.
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
Our critical accounting polices include:
Revenue Recognition
Our license fee revenue primarily consists of fees received from a collaborator, which are specifically set forth in the license and collaboration agreement as amounts due to us based on our completion of certain tasks (e.g., delivery and acceptance of a cell line). Upon acceptance by the collaborator of a cell line for use in its own product development efforts, we have no further performance obligations with respect to the cell line or products developed using the cell line. In addition, we receive specified payments upon the collaborator’s achievement of certain developmental milestones (e.g., clinical trial phases). We recognize this nonrefundable license fee revenue when we have completed our performance (and have no further performance obligations) thereby triggering a payment to us, or, in the case of our collaborator’s development milestones, when a milestone is achieved by our collaborator.
Revenue resulting from the achievement of milestone events stipulated in the agreements with other collaborators is recognized when the milestone is achieved.
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
Clinical Trial Expenses
We accrue clinical trial expenses based on work performed. We rely on estimates of total costs incurred based on enrollment of subjects, completion of studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Accrued clinical costs are subject to revisions as clinical trials progress, and any revisions are recorded in the period in which the facts that give rise to the revisions become known.
Royalties
We may be required to remit royalty payments based on product sales to certain parties under license agreements. We have not paid any such royalties for the nine-month periods ended September 30, 2007 and 2006.
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
Patent Costs and Rights
Patent costs and rights are expensed as incurred. We have filed for broad intellectual property protection on our technologies. We currently have numerous U.S. patent applications and corresponding international patent applications related to our technologies, as well as many issued U.S. and international patents.
Stock-Based Compensation
In December 2004, SFAS No. 123(R) was issued as a revision to SFAS No. 123, Accounting for Stock Options. SFAS No. 123(R) was required to be adopted by the Company in January 2006. Prior to January 1, 2006, we elected to account for our stock-based compensation in accordance with the intrinsic value method as described in the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123. As such, compensation was recorded prior to 2006 on the date of issuance or grant as the excess of the current estimated market value of the underlying stock over the purchase or exercise price of the stock option. Any unearned compensation was recognized over the respective vesting periods of the equity instruments, if any, using the graded vesting method as prescribed by FASB Interpretation No. 28.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. For some of the awards granted prior to the adoption of SFAS No. 123(R), Athersys recognized compensation expense on the accelerated method. For awards granted subsequent to adoption of SFAS No. 123(R), we recognize expense on the straight-line method.
The computation of the expense associated with share-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires the use of subjective assumptions, including estimating the expected term of stock options and expected stock price volatility. Changes in the assumptions to reflect future stock price volatility and actual forfeiture experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of share-based awards. The fair value of share-based compensation awards less estimated forfeitures is recognized on a straight-line basis over the vesting period.
SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur or when options vest.
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

Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Athersys adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through September 30, 2007, Athersys determined that it had no liability for uncertain income taxes as prescribed by FIN 48. Athersys’ policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization. We do not anticipate any events during 2007 that would require Athersys to record a liability related to any uncertain income taxes.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our registration statement on Form S-3 as filed with the SEC on October 10, 2007, which contains accounting policies and other disclosures required by GAAP.
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
Athersys enters into loan arrangements with financial institutions when needed. At September 30, 2007, Athersys had borrowings of approximately $2.5 million outstanding under its Senior Loan, which bears interest at a fixed rate of approximately 13%.
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
Changes in internal control over financial reporting
On October 8, 2007, in response to a comment raised by the staff of the Securities and Exchange Commission concerning the accounting for the change in the conversion ratios of our convertible preferred stock in connection with the Merger, our management, in consultation with our independent registered public accounting firm and the Audit Committee of our Board of Directors, concluded that our consolidated statements of operations for the three and six months ended June 30, 2007 would be amended and restated to reflect at $4.8 million deemed dividend that increased the net loss attributable to common stockholders and the impact of this deemed dividend on the basic and diluted net loss per common share. The deficiency that led to the restatement has been remediated as of September 30, 2007 in the fact that the deemed dividend was a one-time accounting event that is non-recurring.
Management has not identified any significant change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that occurred during our third fiscal quarter in 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors that are included in our registration statement on Form S-3 as filed with the SEC on October 10, 2007, that could affect our business, results of operations or financial condition.
Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Athersys, Inc., as amended as of August 31, 2007 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-144433) filed with the Commission on October 10, 2007).

3.2	Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007).

10.1	Loan and Security Agreement, and Supplement, dated as of November 2, 2004, by and among Athersys, Inc., Advanced Biotherapeutics, Inc., Venture Lending and Leasing IV, Inc., and Costella Kirsch IV, L.P.

10.2	Second Amendment to Loan and Security Agreement, dated as of October 30, 2007, by and among ABT Holding Company, Advanced Biotherapeutics, Inc., Venture Lending and Leasing IV, Inc., and Costella Kirsch IV, L.P.

Exhibit No.	Description

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.
Date: November 14, 2007
/s/ Gil Van Bokkelen

Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell

Laura K. Campbell
Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Athersys, Inc., as amended as of August 31, 2007 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3/A (Registration No. 333-144433) filed with the Commission on October 10, 2007).

3.2	Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007).

10.1	Loan and Security Agreement, and Supplement, dated as of November 2, 2004, by and among Athersys, Inc., Advanced Biotherapeutics, Inc., Venture Lending and Leasing IV, Inc., and Costella Kirsch IV, L.P.

10.2	Second Amendment to Loan and Security Agreement, dated as of October 30, 2007, by and among ABT Holding Company, Advanced Biotherapeutics, Inc., Venture Lending and Leasing IV, Inc., and Costella Kirsch IV, L.P.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.