Form 10-Q
period 2008-06-30
ATHERSYS, INC / NEW
filed 2008-08-06
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-33876

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 1, 2008 was 18,927,988.

ATHERSYS INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$17,651	$13,248
Available-for-sale securities	19,037	22,477
Accounts receivable	697	836
Receivable from Angiotech	269	63
Investment interest receivable	163	262
Deposit	163	163
Prepaid expenses and other	970	394

Total current assets	38,950	37,443

Available-for-sale securities	3,028	13,850
Deposits	109	100
Note receivable, net	48	86
Equipment, net	434	387
Accounts receivable, net	—	42
Equity investments	317	317

Total assets	$42,886	$52,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,125	$1,011
Accrued compensation and related benefits	263	71
Accrued clinical trial costs	18	735
Accrued expenses and other	793	993
Current portion of long-term debt, net	—	1,784

Total current liabilities	3,199	4,594

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, and 18,927,988 shares issued and outstanding at June 30, 2008 and December 31, 2007	19	19
Additional paid-in capital	208,942	208,039
Accumulated other comprehensive (loss) income	(9)	52
Accumulated deficit	(169,265)	(160,479)

Total stockholders’ equity	39,687	47,631

Total liabilities and stockholders’ equity	$42,886	$52,225

Note: The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
License fees	$453	$313	$843	$623
Grant revenue	323	410	725	979

Total revenues	776	723	1,568	1,602

Costs and expenses
Research and development	3,737	4,989	8,052	7,354
General and administrative	1,381	3,497	2,862	4,105
Depreciation	52	75	109	155

Total costs and expenses	5,170	8,561	11,023	11,614

Loss from operations	(4,394)	(7,838)	(9,455)	(10,012)
Other income	17	1,500	20	1,500
Interest income	286	175	742	222
Interest expense	(31)	(710)	(93)	(1,043)

Accretion of premium on convertible debt	—	(196)	—	(456)

Net loss	$(4,122)	$(7,069)	$(8,786)	$(9,789)

Preferred stock dividends	$—	$(284)	$—	$(659)
Deemed dividend resulting from induced conversion of convertible preferred stock	$—	$(4,800)	$—	$(4,800)

Net loss attributable to common stockholders	$(4,122)	$(12,153)	$(8,786)	$(15,248)

Basic and diluted net loss per common share attributable to common stockholders	$(0.22)	$(2.53)	$(0.46)	$(5.99)
Weighted average shares outstanding, basic and diluted	18,927,988	4,800,760	18,927,988	2,547,265
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Operating activities
Net loss	$(8,786)	$(9,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109	155
Gain on sale of fixed assets	(17)	—
Accretion of premium on convertible debt	—	456
Stock-based compensation	903	4,133
Provision on note receivable	38	—
Expense related to warrants issued to lenders	16	438
Amortization of discount on available-for-sale securities and other	(75)	7
Changes in operating assets and liabilities:
Accounts receivable	181	530
Receivable from Angiotech	(206)	—
Prepaid expenses and other assets	(486)	(72)
Accounts payable and accrued expenses	389	(95)

Net cash used in operating activities	(7,934)	(4,237)

Investing activities
Purchase of available-for-sale securities	(15,423)	—
Maturities of available-for-sale securities	29,699	—
Proceeds from sale of fixed assets	17	—
Purchases of equipment	(156)	(3)

Net cash provided by (used in) investing activities	14,137	(3)

Financing activities
Principal payments on debt	(1,800)	(1,844)
Proceeds from convertible promissory note	—	5,000
Proceeds from issuance of common stock, net	—	58,495

Net cash (used in) provided by financing activities	(1,800)	61,651

Increase in cash and cash equivalents	4,403	57,411
Cash and cash equivalents at beginning of the period	13,248	1,528

Cash and cash equivalents at end of the period	$17,651	$58,939

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
3. New Accounting Standards
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
In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of FSP 14-1 is January 1, 2009 for calendar year companies with retrospective application required for all periods presented for instruments that were outstanding during any period presented in the annual financial statements. We are currently evaluating the effect that FSP 14-1 will have on our financial statements.
4. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.
We have outstanding options and warrants, and prior to June 8, 2007, also had outstanding convertible debt and convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. The following instruments were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effects would be antidilutive:
1)	Outstanding stock options to purchase 3,776,240 shares of common stock for both the three-month and six-month periods ended June 30, 2008 and 3,629,814 shares of common stock for both the three-month and six-month periods ended June 30, 2007;

2)	Warrants to purchase 5,125,496 shares of common stock for each of the three-month and six-month periods ended June 30, 2008 and each of the three-month and six-month periods ended June 30, 2007;

3)	Shares of common stock issuable upon the conversion of convertible preferred stock in the amount of 276,071 and 319,839 for the three-month and six-month periods ended June 30, 2007, respectively; and

4)	Shares of common stock issuable upon the conversion of convertible promissory notes in the approximate amount of 202,631 and 224,197 for the three-month and six-month periods ended June 30, 2007, respectively.

5. Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Loss, all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.
Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(4,122)	$(7,069)	$(8,786)	$(9,789)
Unrealized loss on available-for-sale securities	(123)	—	(61)	—

Comprehensive loss	$(4,245)	$(7,069)	$(8,847)	$(9,789)

6. Fair Value of Financial Instruments
On January 1, 2008, we adopted SFAS No. 157 related to our financial assets and liabilities and the methods to measure fair value of assets and liabilities as set forth therein. Our available-for-sale securities include U.S. government obligations, corporate debt securities, floating rate notes and commercial paper.
SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.
The following table provides a summary of the fair values of our assets and liabilities under SFAS No. 157 (in thousands):

Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	June 30, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$22,065	$22,065	$—	$—
Fair value is based upon quoted market prices in active markets. We had no level 2 or level 3 assets at June 30, 2008. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

7. Stock-based Compensation
In 2007, we adopted two equity incentive plans that authorized an aggregate of 4,500,000 shares of common stock for awards to employees, directors and consultants. These plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards to qualified employees, directors and consultants.
As of June 30, 2008, a total of 728,000 shares are available for issuance under our equity compensation plans and 3,772,000 options to purchase shares of common stock were outstanding. Also, options to purchase 4,240 shares of common stock are outstanding related to our old option plans prior to the Merger in June 2007. For the three-month period ended June 30, 2008, stock compensation expense was approximately $439,000. During the three-month period ended June 30, 2008, we issued options to purchase 90,000 shares of common stock to employees and directors. At June 30, 2008, total unrecognized estimated compensation cost related to unvested stock options was approximately $4.0 million, which is expected to be recognized by March 31, 2012 using the straight-line method.
8. Long-Term Debt
A summary of our long-term debt outstanding is as follows (in thousands):

	June 30,	December 31,
	2008	2007

Notes payable to lenders	$—	$1,800
Discount related to warrant issuance	—	(16)

Total, net	—	1,784
Less — current portion	—	1,784

	$—	$—

In November 2004, we issued $7.5 million of notes payable to lenders, the proceeds of which were unrestricted and used for general corporate purposes. The notes were payable in 30 monthly payments after the initial interest-only period that expired December 1, 2005, with a fixed interest rate of 13% and a maturity date of June 1, 2008. The notes were repaid in full in June 2008.
The lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, and (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No amounts have been recorded in relation to the milestone as of June 30, 2008.
Upon the closing of our equity offering in June 2007, warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 per share and a seven-year term were issued to our lenders in accordance with the loan agreement. The value of the warrants was $492,000 based on the Black-Scholes valuation of the underlying security, which was recognized as a debt discount over the remaining term of the loan.

9. Convertible Notes
Upon the closing of our equity offering in June 2007, convertible promissory notes issued to Angiotech Pharmaceuticals, Inc. pursuant to a collaboration, and to our bridge financing investors in 2006, were converted along with accrued interest into shares of common stock. The bridge notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. We computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. The unamortized premium was reversed and recorded in additional paid-in-capital when the notes were converted into common stock upon the closing of our equity offering in June 2007.
10. Warrants
As of June 30, 2008, we had the following outstanding warrants to purchase shares of common stock:

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
12. Contingency
We initially filed a shelf registration statement with the SEC in July 2007 covering the resale of 18,508,251 shares of common stock, which includes all shares of common stock issued in our equity offering in June 2007 and shares of common stock issuable upon exercise of warrants issued in the offering (as well as the 531,781 shares of common stock issued to the bridge noteholders and the 132,945 shares underlying their warrants). The registration statement was declared effective by the SEC on October 18, 2007. Under the registration rights agreement entered into in connection with our June 2007 equity offering, subject to certain exceptions, if the registration statement ceases to remain effective, a 1% cash penalty will be assessed for each 30-day period until the registration statement becomes effective again, capped at 10%. Because the penalty is based on the number of unregistered shares of common stock held by the investors in our June 2007 equity offering, our maximum penalty exposure will decline over time as investors sell their shares of common stock that were included in the registration statement.

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
Overview and Recent Developments
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies, we have established a pipeline of therapeutic product development programs in multiple diseases and conditions. In July 2007, we initiated a Phase I clinical trial in the United Kingdom with our lead candidate in clinical development (ATHX-105 for the treatment of obesity) and completed the trial in January 2008. The primary objective of the Phase I clinical trial was to assess the short-term safety of ATHX-105 and to establish an appropriate dose range for subsequent clinical studies conducted in order to assess safety and effectiveness. There were no severe or serious adverse events observed in the clinical trial, no negative effects on cardiovascular, hematology or other clinical parameters, and no discontinuations due to adverse events. Upon regulatory approval which we anticipate in the second half of 2008, we intend to initiate a Phase II clinical trial in the United States that will examine safety and effectiveness in clinically obese patients. We are also developing pharmaceutical products for the treatment of certain conditions affecting the central nervous system, such as ADHD, narcolepsy and other cognitive or attention disorders.
In the fourth quarter of 2007, we received FDA authorization to advance two MultiStem® product development programs into clinical trials, in the areas of transplant support and for treatment of damage from myocardial infarction. The application of MultiStem for certain cardiovascular applications, including myocardial infarction, is being developed with our partner, Angiotech Pharmaceuticals, Inc. We have recently initiated both of these trials and intend to file an additional investigational new drug application, or IND, for treatment of ischemic stroke in the second half of 2008. In addition to these programs, we are also developing MultiStem for certain other disease indications.
In June 2007, we completed a merger with BTHC VI, Inc. and its wholly-owned subsidiary that was formed for the purpose of completing the merger. BTHC VI was a public shell corporation with substantially no assets, liabilities or operations. We continued as the surviving entity in the merger and our business became the sole operations of BTHC VI after the merger. BTHC VI’s acquisition of us effected a change in control and was accounted for as a reverse acquisition whereby we were the accounting acquirer for financial statement purposes. Accordingly, our financial statements present our historical results and do not include the historical financial results of BTHC VI prior to the merger.
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
We have incurred losses since inception of operations in December 1995 and had an accumulated deficit of $169 million at June 30, 2008. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, such as RAGE, and to acquire our stem cell technology. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.

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
The following tables set forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
License fees	$453	$313	$843	$623
Grant revenue	323	410	725	979

	$776	$723	$1,568	$1,602

Research and development expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2008	2007	2008	2007
Personnel costs	$801	$849	$1,566	$1,446
Research supplies	199	155	382	359
Facilities	201	184	412	375
Clinical and preclinical development costs	1,534	625	3,832	1,433
Sponsored research	106	48	211	181
Patent legal fees	395	385	625	661
Other	331	743	664	868
Stock-based compensation	170	2,000	360	2,031

	$3,737	$4,989	$8,052	$7,354

General and administrative expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2008	2007	2008	2007
Personnel costs	$476	$641	$965	$999
Facilities	86	74	173	151
Legal and professional fees	210	197	506	279
Other	340	496	675	574
Stock-based compensation	269	2,089	543	2,102

	$1,381	$3,497	$2,862	$4,105

Three Months Ended June 30, 2008 and 2007
Revenues. Revenues increased to $776,000 for the three months ended June 30, 2008 from $723,000 in the comparable period in 2007. License fee revenue increased $140,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in license fee revenue was a result of the nature and timing of target acceptances under our collaboration agreement with Bristol-Myers Squibb. Grant revenue decreased $87,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in grant revenue was due to the timing of expenditures that are reimbursed with grant proceeds.
Research and Development Expenses.  Research and development expenses decreased to $3.7 million for the three months ended June 30, 2008 from $5.0 million in the comparable period in 2007. The decrease of approximately $1.3 million related primarily to a decrease in stock compensation expense of $1.8 million and a decrease in other expenses of $412,000 in the three months ended June 30, 2008 compared to the comparable period in 2007. The decrease in other expenses for the three months ended June 30, 2008 was primarily a result of milestone payment in the comparable period in 2007 in the amount of $507,000 associated with a collaboration related to our stem cell technology. These decreases were partially offset primarily by an increase in clinical and preclinical development costs of $909,000 related to preparations for a Phase II clinical trial of ATHX-105 and two Phase I clinical trials related to MultiStem. Our clinical costs for the three months ended June 30, 2008 are reflected net of Angiotech’s cost-sharing amount related to our MultiStem acute myocardial infarction collaboration in the amount of $269,500. We expect these expenses to continue to increase in 2008 as we expect to initiate our ATHX-105 Phase II clinical trial and two or more MultiStem clinical trials. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses.  General and administrative expenses decreased to $1.4 million for the three months ended June 30, 2008 from $3.5 million in the comparable period in 2007. The decrease of $2.1 million relates primarily to a $1.8 million decrease in stock compensation expense, a $156,000 decrease in other expenses and a $153,000 decrease in personnel and facilities costs. Included in other expenses for the three-month period ended June 30, 2007 was a one-time advisory fee of $350,000 related to the merger, which is the primary reason for the decrease in other expenses. Included in personnel costs in the three months ended June 30, 2007 was approximately $308,000 of bonus expenses that were tied to the achievement of certain milestones and is the primary reason for the decrease in personnel costs.
Depreciation. Depreciation expense decreased to $52,000 for the three months ended June 30, 2008 from $75,000 for the comparable period in 2007. The decrease was due to more equipment becoming fully depreciated.
Other Income. In May 2007, we sold certain non-core assets related to its asthma drug discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing and recorded in other income. The remaining $500,000 was received and recognized as other income in August 2007 upon our delivery of certain ancillary assets related to the program.
Interest Income.  Interest income represents interest income earned on our cash and available-for-sale securities. Interest income increased to $286,000 for the three months ended June 30, 2008 from $175,000 for the comparable period in 2007 due to the increase in our average cash balances as a result of our equity offering in June 2007. Due to declining interest rates and lower cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our 2008 interest income to decline over the remaining quarters of 2008.
Interest Expense.  Interest expense decreased to $31,000 for the three months ended June 30, 2008 from $710,000 for the comparable period in 2007. Interest expense in the three-month period ended June 30, 2008 consists primarily of interest on our senior loan. Included in interest expense for the three-month period ended June 30, 2007 is interest on our senior loan and subordinated convertible promissory notes issued to our bridge investors in October 2006 and to Angiotech, which were converted into common stock upon the closing of our equity offering in June 2007. Unless we enter into a new debt arrangement, we expect our interest expense to decrease in the second half of 2008 as a result of the repayment at maturity of our senior loan in June 2008.
Accretion of Premium on Convertible Debt.  The accretion of premium on convertible debt for the three months ended June 30, 2007 relates to the subordinated convertible promissory notes issued to bridge investors in October 2006. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. We computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. The unamortized premium was reversed and recorded in additional paid-in-capital when the notes were converted into common stock upon the closing of our equity offering in June 2007.
Deemed Dividend. In connection with the merger in 2007, all shares of Athersys’ convertible preferred stock were converted into common stock, which resulted in a deemed dividend in the amount of $4.8 million from the induced conversion associated with the change in the conversion ratios. This amount is reflected as an increase to the net loss attributable to common stockholders for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007
Revenues. Total revenues were comparable for the six months ended June 30, 2008 and 2007. Grant revenue decreased $254,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in grant revenue was due to the timing of expenditures that are reimbursed with grant proceeds. License fee revenue increased $220,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in license fee revenue over this period was a result of the nature and timing of target acceptances under our collaboration agreement with Bristol-Myers Squibb.
Research and Development Expenses.  Research and development expenses increased to $8.1 million for the six months ended June 30, 2008 from $7.4 million in the comparable period in 2007. The increase of approximately $700,000 related primarily to an increase in clinical and preclinical development costs of $2.4 million, an increase in personnel, research supplies and facilities costs of $180,000 and an increase in sponsored research of $30,000 in the six months ended June 30, 2008 compared to the comparable period in 2007. These increases were partially offset by a decrease in stock compensation expense of $1.7 million, a decrease in other expenses of $204,000 and a decrease in patent legal fees of $36,000 in the six months ended June 30, 2008 compared to the comparable period in 2007. The $2.4 million increase in preclinical and clinical costs was a result of the continuation of the ATHX-105 clinical trial, which was completed in January 2008, preparation for a Phase II clinical trial of ATHX-105, which includes certain non-clinical studies, and preparation for Phase I clinical trials for MultiStem in 2008. Our clinical costs for the six months ended June 30, 2008 are reflected net of Angiotech’s cost-sharing amount related to our MultiStem acute myocardial infarction collaboration in the amount of $462,000. We expect these expenses to continue to increase in 2008 as we expect to initiate our ATHX-105 Phase II clinical trial and continue two MultiStem clinical trials that were recently initiated. The decrease in other expenses for the six months ended June 30, 2008 was primarily a result of milestone payment in 2007 in the amount of $507,000 associated with a collaboration related to our stem cell technology. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses.  General and administrative expenses decreased to $2.9 million for the six months ended June 30, 2008 from $4.1 million in the comparable period in 2007. The decrease of $1.2 million relates primarily to a $1.6 million decrease in stock compensation expense. This decrease was partially offset by an increase in legal, professional and consulting fees of $227,000 and an increase in other expenses of $101,000. The increase in legal and professional fees for the six months ended June 30, 2008 was primarily a result of accounting and auditing fees incurred in connection with our annual audit and annual report, legal fees incurred in connection with our annual report and fees for our board of directors. The increase in other expenses for the six-month period ended June 30, 2008 was primarily a result of costs such as printing costs for SEC filings, Nasdaq listing fees, directors’ and officers’ insurance costs, investor and public relations costs and costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Depreciation. Depreciation expense decreased to $109,000 for the six months ended June 30, 2008 from $155,000 for the comparable period in 2007. The decrease was due to more equipment becoming fully depreciated.
Other Income. In May 2007, we sold certain non-core assets related to its asthma drug discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing and recorded in other income. The remaining $500,000 was received and recognized as other income in August 2007 upon our delivery of certain ancillary assets related to the program.

Interest Income.  Interest income represents interest income earned on our cash and available-for-sale securities. Interest income increased to $742,000 for the six months ended June 30, 2008 from $222,000 for the comparable period in 2007 due to the increase in our average cash balances as a result of our equity offering in June 2007. Due to declining interest rates and lower cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our 2008 interest income to decline over the remaining quarters of 2008.
Interest Expense.  Interest expense decreased to $93,000 for the six months ended June 30, 2008 from $1.0 million for the comparable period in 2007. Interest expense in the six-month period ended June 30, 2008 consists primarily of interest on our senior loan. Included in interest expense for the six-month period ended June 30, 2007 is interest on our senior loan and subordinated convertible promissory notes issued to our bridge investors in October 2006 and to Angiotech, which were converted into common stock upon the closing of our equity offering in June 2007. Unless we enter into a new debt arrangement, we expect our interest expense to decrease in the second half of 2008 as a result of the repayment at maturity of our senior loan in June 2008.
Accretion of Premium on Convertible Debt.  The accretion of premium on convertible debt for the six months ended June 30, 2007 relates to the subordinated convertible promissory notes issued to bridge investors in October 2006. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. We computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. The unamortized premium was reversed and recorded in additional paid-in-capital when the notes were converted into common stock upon the closing of our equity offering in June 2007.
Deemed Dividend. In connection with the merger in 2007, all shares of Athersys’ convertible preferred stock were converted into common stock, which resulted in a deemed dividend in the amount of $4.8 million from the induced conversion associated with the change in the conversion ratios. This amount is reflected as an increase to the net loss attributable to common stockholders for the six months ended June 30, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Our sources of liquidity include our cash balances and available-for-sale securities. At June 30, 2008, we had $17.7 million in cash and cash equivalents and $22.0 million in available-for-sale securities. We have primarily financed our operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million.
We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. We anticipate using approximately $25 million to fund our activities in 2008, which would represent an increase in cash expenditures as compared to 2007 and reflects the impact of the ATHX-105 Phase II clinical trial that we intend to initiate in the second half of 2008. When we complete the ATHX-105 Phase II clinical trial, we expect lower clinical development costs in 2009, and as a result, expect to have available cash to fund our operations into 2010 based on our current business and operational plans and assuming no new financings. Our funding requirements may change at any time due to technological advances, competition from other companies or for other reasons. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, the time and cost related to proposed regulatory approvals, if any, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail our research and development efforts.

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
Net cash used in operating activities was $7.9 million for the six months ended June 30, 2008 and $4.2 million for the six months ended June 30, 2007 and represented the use of cash in funding preclinical and product development initiatives and administrative costs. We expect that net cash used in operating activities will increase as we increase our clinical trial activity for ATHX-105 and MultiStem and as we continue to advance our various research and product development activities.
Net cash provided (used) in investing activities was $14.1 million for the six months ended June 30, 2008 and $(3,000) for the six months ended June 30, 2007. The fluctuation from period to period was due to the timing of purchases and maturity dates of investments and purchases of equipment.
Financing activities used cash of $1.8 million for the six months ended June 30, 2008 and provided cash of $61.7 million for the three months ended June 30, 2007. The fluctuation relates primarily to proceeds from the equity offering in June 2007, the issuance of convertible promissory notes in the first quarter of 2007 and the repayment of our senior loan.
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
Our senior loan was repaid in full in June 2008. The senior lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, and (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No milestone events occurred in the six-month period ended June 30, 2008. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. We are considering entering into a new debt facility in 2008.
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

Under the terms of the collaboration, the parties plan to jointly fund clinical development activity, whereby preclinical costs will be borne solely by us, costs for Phase I and Phase II studies will be borne 50% by us and 50% by Angiotech, costs for the first phase III study will be borne 33% by us and 67% by Angiotech, and costs for any Phase III studies subsequent to the first Phase III study will be borne 25% by us and 75% by Angiotech. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. Late in 2007, the parties began to share costs for Phase I clinical development, of which $269,500 was due from Angiotech at June 30, 2008. We will receive nearly half of the net profits from the sale of any jointly developed, approved products. In addition, we will retain the commercial rights to MultiStem for all other therapeutic applications, including treatment of stroke, bone marrow transplantation and oncology support, blood and immune system disorders, autoimmune disease, and other indications that we may elect to pursue. In December 2007, we achieved a clinical development milestone upon the authorization of our IND by the FDA. This milestone event required Angiotech to either purchase $5.0 million of our common stock, or forego the purchase and allow us to select from two pre-defined milestone replacements. Angiotech opted to forego the purchase, and we elected to increase our share of the net profits from the sale of approved products as the milestone replacement.
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
New Accounting Standards
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

In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflected the issuer’s nonconvertible debt borrowing rate. The effective date of FSP 14-1 is January 1, 2009 for calendar year companies with retrospective application required for all periods presented for instruments that were outstanding during any period presented in the annual financial statements. We are currently evaluating the effect that FSP 14-1 will have on our financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the U.S. government and its agencies, corporate debt securities, floating-rate notes and A1+/P1 commercial paper.
We enter into loan arrangements with financial institutions when needed. At June 30, 2008, we had no outstanding debt.
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
Changes in internal control over financial reporting
During the second quarter of 2008, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Athersys held its Annual Meeting of Stockholders on June 20, 2008. At the meeting, the following actions were taken:
a)	The eight nominees for director were elected by the following votes:

	Number of Shares Voted For	Number of Shares Withheld
Gil Van Bokkelen	11,402,226	3,226
Jordan Davis	11,402,226	3,226
John Harrington	11,386,793	18,659
Floyd Loop	11,402,226	3,226
George Milne	11,402,226	3,226
William Mulligan	11,402,226	3,226
Lorin Randall	11,402,226	3,226
Michael Sheffery	11,402,226	3,226
b)	Ratification of the appointment of Ernst & Young LLP as Athersys’ independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved with the following number of votes:

For	Against	Abstain	Broker Non-Votes
11,342,513	10,000	52,939	—
Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATHERSYS, INC.
Date: August 6, 2008	/s/ Gil Van Bokkelen
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