Form 10-Q
period 2008-09-30
ATHERSYS, INC / NEW
filed 2008-11-10
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☐                Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 1, 2008 was 18,927,988.

ATHERSYS INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$14,748	$13,248
Available-for-sale securities	17,980	22,477
Accounts receivable	947	836
Receivable from Angiotech	243	63
Investment interest receivable	215	262
Deposits	740	163
Prepaid expenses and other	597	394

Total current assets	35,470	37,443

Available-for-sale securities	1,988	13,850
Deposits	144	100
Note receivable, net	43	86
Equipment, net	715	387
Accounts receivable, net	—	42
Equity investments	317	317

Total assets	$38,677	$52,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,959	$1,011
Accrued compensation and related benefits	194	71
Accrued clinical trial costs	98	735
Accrued expenses and other	775	993
Current portion of long-term debt, net	—	1,784

Total current liabilities	3,026	4,594

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, and 18,927,988 shares issued and outstanding at September 30, 2008 and December 31, 2007	19	19
Additional paid-in capital	209,443	208,039
Accumulated other comprehensive (loss) income	(53)	52
Accumulated deficit	(173,758)	(160,479)

Total stockholders’ equity	35,651	47,631

Total liabilities and stockholders’ equity	$38,677	$52,225

Note: The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
License fees	$885	$500	$1,728	$1,123
Grant revenue	393	360	1,118	1,339

Total revenues	1,278	860	2,846	2,462

Costs and expenses
Research and development	4,730	4,215	12,782	11,569
General and administrative	1,246	2,113	4,108	6,218
Depreciation	49	71	158	226

Total costs and expenses	6,025	6,399	17,048	18,013

Loss from operations	(4,747)	(5,539)	(14,202)	(15,551)
Other income	22	500	42	2,000
Interest income	232	724	974	946
Interest expense	—	(124)	(93)	(1,167)

Accretion of premium on convertible debt	—	—	—	(456)

Net loss	$(4,493)	$(4,439)	$(13,279)	$(14,228)

Preferred stock dividends	$—	$—	$—	$(659)
Deemed dividend resulting from induced conversion of convertible preferred stock	$—	$—	$—	$(4,800)

Net loss attributable to common stockholders	$(4,493)	$(4,439)	$(13,279)	$(19,687)

Basic and diluted net loss per common share attributable to common stockholders	$(0.24)	$(0.23)	$(0.70)	$(2.44)
Weighted average shares outstanding, basic and diluted	18,927,988	18,927,988	18,927,988	8,075,763
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating activities
Net loss	$(13,279)	$(14,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	158	226
Gain on sale of fixed assets	(24)	—
Accretion of premium on convertible debt	—	456
Stock-based compensation	1,404	4,718
Provision on note receivable	43	193
Expense related to warrants issued to lenders	16	459
Amortization of premium (discount) on available-for-sale securities and other	(44)	7
Changes in operating assets and liabilities:
Accounts receivable	(69)	375
Receivable from Angiotech	(180)	—
Prepaid expenses and other assets	(777)	157
Accounts payable and accrued expenses	216	553

Net cash used in operating activities	(12,536)	(7,084)

Investing activities
Purchase of available-for-sale securities	(21,701)	(15,002)
Maturities of available-for-sale securities	37,999	—
Proceeds from sale of fixed assets	24	—
Purchase of equipment	(486)	(66)

Net cash provided by (used in) investing activities	15,836	(15,068)

Financing activities
Principal payments on debt	(1,800)	(2,576)
Proceeds from convertible promissory note	—	5,000
Proceeds from issuance of common stock, net	—	58,494

Net cash (used in) provided by financing activities	(1,800)	60,918

Increase in cash and cash equivalents	1,500	38,766
Cash and cash equivalents at beginning of the period	13,248	1,528

Cash and cash equivalents at end of the period	$14,748	$40,294

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
In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The effective date of FSP 14-1 is January 1, 2009 for calendar year companies with retrospective application required for all periods presented for instruments that were outstanding during any period presented in the annual financial statements. We currently have no convertible debt instruments, but are evaluating the retrospective effect that FSP 14-1 will have on our financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. We do not expect its adoption to have a material impact on our financial statements.
In October 2008, the FASB issued FASB Staff Position (“FSP”), FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP did not have an impact on our financial statements.
4. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

We have outstanding options and warrants, and prior to June 8, 2007, also had outstanding convertible debt and convertible preferred stock, which have not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. The following instruments were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effects would be anti-dilutive:
1)	Outstanding stock options to purchase 3,733,240 shares of common stock at September 30, 2008 for both the three-month and nine-month periods ended September 30, 2008, and 3,701,634 shares of common stock at September 30, 2007 for both the three-month and nine-month periods ended September 30, 2007;

2)	Warrants to purchase 5,125,496 shares of common stock at September 30, 2008 and 2007 for each of the three-month and nine-month periods ended September 30, 2008 and September 30, 2007, respectively;

3)	Shares of common stock issuable upon the conversion of convertible preferred stock in the amount of 213,388 during the nine-month period ended September 30, 2007; and

4)	Shares of common stock issuable upon the conversion of convertible promissory notes in the approximate amount of 149,465 during the nine-month period ended September 30, 2007.
5. Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income (loss), including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.
Below is a reconciliation of net loss to comprehensive loss for all periods presented, in thousands.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(4,493)	$(4,439)	$(13,279)	$(14,228)
Unrealized loss on available-for-sale securities	(45)	—	(105)	—

Comprehensive loss	$(4,538)	$(4,439)	$(13,384)	$(14,228)

6. Fair Value of Financial Instruments
On January 1, 2008, we adopted SFAS No. 157 related to our financial assets and liabilities and the methods to measure fair value of assets and liabilities as set forth therein. Our available-for-sale securities typically include U.S. government obligations, corporate debt securities, floating rate notes and commercial paper. As of September 30, 2008, approximately 79% of our investments were in U.S. treasury bills.
SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of our assets and liabilities under SFAS No. 157 (in thousands):

Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$19,968	$19,968	$—	$—
Fair value is based upon quoted market prices in active markets. We had no level 2 or level 3 assets at September 30, 2008. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.
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
As of September 30, 2008, a total of 771,000 shares are available for issuance under our equity compensation plans and 3,729,000 options to purchase shares of common stock were outstanding. Also, options to purchase 4,240 shares of common stock are outstanding related to our old option plans prior to the Merger in June 2007. For the three-month period ended September 30, 2008, stock compensation expense was approximately $501,000. During the three-month period ended September 30, 2008, we issued options to purchase an aggregate of 18,000 shares of common stock to an employee and a director. At September 30, 2008, total unrecognized estimated compensation cost related to unvested stock options was approximately $3.6 million, which is expected to be recognized by September 30, 2012 using the straight-line method.
8. Long-Term Debt
A summary of our long-term debt outstanding is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Notes payable to lenders	$—	$1,800
Discount related to warrant issuance	—	(16)

Total, net	—	1,784
Less — current portion	—	1,784

	$—	$—

In November 2004, we issued $7.5 million of notes payable to lenders, the proceeds of which were unrestricted and used for general corporate purposes. The notes were payable in 30 monthly payments after the initial interest-only period that expired December 1, 2005, with a fixed interest rate of 13% and a maturity date of June 1, 2008. The notes were repaid in full in June 2008.

The lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No amounts have been recorded in relation to the milestone as of September 30, 2008.
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
10. Warrants
As of September 30, 2008, we had the following outstanding warrants to purchase shares of common stock:

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
Overview and Recent Developments
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies and core capabilities, we have developed a pipeline of therapeutic product development programs in multiple diseases and conditions. We have established drug development programs in the areas of obesity and central nervous system disorders. In addition, applying our proprietary cell therapy platform, MultiStem®, we have established therapeutic product development programs in the areas of cardiovascular disease and hematopoietic stem cell transplant support, as well as other areas.
5HT2c Agonist Program – ATHX-105

We have an active development program focused on small molecules that stimulate the 5HT2c receptor, a key receptor in the brain that regulates appetite and food intake. We have identified multiple compounds with the potential for treating obesity, and our lead candidate, ATHX-105, has been in clinical development. In January 2008, we completed a Phase I clinical trial in the United Kingdom with ATHX-105, the primary objective of which was to assess the short-term safety of ATHX-105 and to establish an appropriate dose range for subsequent clinical studies conducted in order to assess safety and effectiveness. There were no severe or serious adverse events observed in the clinical trial, no negative effects on cardiovascular, hematology or other clinical parameters, and no discontinuations due to adverse events. In the third quarter of 2008, we completed two additional Phase I studies in the United Kingdom that provided further safety and tolerability data for ATHX-105. These studies indicated that the drug is well absorbed throughout the gastrointestinal tract, demonstrating the potential for the development of a controlled release formulation.

In the third quarter of 2008, we filed an additional investigational new drug application, or IND, in the United States to initiate a Phase II clinical trial to examine the safety and effectiveness of ATHX-105 in clinically obese patients. We received a letter from the FDA in September 2008 with comments on the IND filing along with a request for additional information, placing the program on partial clinical hold.

In response to this letter, we assembled relevant information and conducted certain non-clinical studies as requested by the FDA. We recently submitted this information and preliminary data from these studies to the FDA for its review and comment prior to submission of a formal response to the FDA’s letter. We have discussed this information with the FDA, and based on these discussions, we believe that continued successful development of ATHX-105 may be difficult or impractical, even if our responses to the FDA comments and the requested additional information are ultimately adequate to support removal of the partial clinical hold. Furthermore, if the FDA authorizes ATHX-105 development to move forward, we believe that the increased risks of development could make it substantially more difficult or impractical for us to establish an attractive, third-party collaboration for the further development and commercialization of ATHX-105. We are continuing to work with outside experts to further evaluate recently obtained data, information and guidance from the FDA, as well as conduct some additional analysis. We intend to submit our formal response to the FDA in the fourth quarter of 2008 and hope to get feedback from the FDA by year-end to determine if further development would be possible and warranted. We believe that the FDA may request additional information and/or studies as a condition to lifting the partial clinical hold and, if so, we will evaluate the costs and benefits of conducting such studies in light of these changes to the development profile for ATHX-105. Based on the FDA response, and our assessment of available information, we may decide to amend, delay, suspend, or terminate the further development of this program.

MultiStem

We are developing MultiStem for multiple disease indications, and believe it could have therapeutic relevance across a range of areas. In the fourth quarter of 2007, we received FDA authorization to advance two MultiStem product development programs into clinical trials, in the areas of transplant support in leukemia and lymphoma patients and for treatment of damage from myocardial infarction. The application of MultiStem for certain cardiovascular applications, including myocardial infarction, is being developed with our partner, Angiotech Pharmaceuticals, Inc. (“Angiotech”). We initiated both of these trials in 2008 and have begun enrolling patients in each study. In addition to these programs, we are also developing MultiStem for certain other conditions and intend to seek FDA authorization to conduct clinical trials for some of these indications, including ischemic stroke.

In September 2008, Angiotech announced certain reorganization initiatives to reduce its costs, citing the potential need for an amendment and reduction in cash outlays related to our collaboration, on a list of possible actions. At this time, no such amendment or reduction has been requested or made to our collaboration, and Angiotech continues to fund its share of Phase I costs on a timely basis. In the event that Angiotech fails to fund its obligations under the terms of our contract, our net costs for the Phase I clinical study would increase or the study may be curtailed.

Other Programs

We are also developing pharmaceutical products for the treatment of certain conditions affecting the central nervous system, such as ADHD, narcolepsy and other cognitive or attention disorders. We plan to complete certain preclinical studies in the fourth quarter of 2008, and if appropriate, select a clinical candidate for this program within the next several months upon the successful conclusion of current studies.

Financial
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
We have incurred losses since inception of operations in December 1995 and had an accumulated deficit of $174 million at September 30, 2008. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
Results of Operations
Since our inception, our revenues have consisted of license fees from our collaborators and grant proceeds primarily from federal and state grants. We have derived no revenue on the sale of FDA-approved products to date. Research and development expenses consist primarily of costs associated with external clinical and preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property application processes, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our products and manufacture our products. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. To date, we have financed our operations through private equity and debt financing and investments by strategic collaborators. We expect to continue to incur substantial losses through at least the next several years.
The following tables set forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
License fees	$885	$500	$1,728	$1,123
Grant revenue	393	360	1,118	1,339

	$1,278	$860	$2,846	$2,462

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Type of expense
Personnel costs	$675	$621	$2,241	$2,067
Research supplies	267	126	649	485
Facilities	196	193	608	568
Clinical and preclinical development costs	2,639	2,067	6,471	3,500
Sponsored research	89	105	300	286
Patent legal fees	452	145	1,077	806
Other	216	699	880	1,567
Stock-based compensation	196	259	556	2,290

	$4,730	$4,215	$12,782	$11,569

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Type of expense
Personnel costs	$370	$405	$1,335	$1,404
Facilities	86	96	259	247
Legal and professional fees	227	604	733	883
Other	258	682	933	1,256
Stock-based compensation	305	326	848	2,428

	$1,246	$2,113	$4,108	$6,218

Three Months Ended September 30, 2008 and 2007
Revenues. Revenues increased to $1.3 million for the three months ended September 30, 2008 from $860,000 in the comparable period in 2007. License fee revenue increased $385,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in license fee revenue was a result of the nature and timing of target acceptances under our collaboration agreement with BMS, and the achievement of a clinical development milestone in September 2008. Grant revenue increased $33,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in grant revenue was due to the timing of expenditures that are reimbursed with grant proceeds. Our revenues may decline in 2009 as we complete the final phase of the BMS collaboration, and our revenues may fluctuate based on the achievement and timing of BMS milestones, if any, and based on our obtaining additional grant funding.

Research and Development Expenses. Research and development expenses increased to $4.7 million for the three months ended September 30, 2008 from $4.2 million in the comparable period in 2007. The increase of approximately $0.5 million relates primarily to the following: a $572,000 increase in clinical and preclinical development costs related to preparations for the Phase II clinical trial of ATHX-105 and two Phase I clinical trials related to MultiStem, a $307,000 increase in patent legal costs and a $198,000 increase in research supplies and personnel and facilities costs in the three months ended September 30, 2008 compared to the comparable period in 2007. These increases were offset by a decrease in other expenses of $483,000, a decrease in stock compensation expense of $63,000 and a decrease in sponsored research costs of $16,000 in the three months ended September 30, 2008 compared to the comparable period in 2007. Our clinical costs for the three months ended September 30, 2008 are reflected net of Angiotech’s cost-sharing amount related to our MultiStem acute myocardial infarction collaboration in the amount of $243,000. The decrease in other expenses for the three months ended September 30, 2008 was primarily a result of the milestone payment in the comparable period in 2007 in the amount of $500,000 associated with a stem cell collaboration. Our clinical and preclinical development costs may increase as we advance the clinical development of our product candidates. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased to $1.2 million for the three months ended September 30, 2008 from $2.1 million in the comparable period in 2007. The decrease of $0.9 million relates primarily to a $424,000 decrease in other expenses, a $377,000 decrease in legal and professional fees and a $21,000 decrease in stock compensation expense. Included in other expenses for the three months ended September 30, 2007 was an allowance against a loan receivable in the amount of $193,000 and $489,000 of costs associated with being a reporting company under the Securities Exchange Act of 1934, such as printing, investor and public relations costs, directors and officers insurance costs and costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such costs have been reduced for the three months ended September 30, 2008. Similarly, legal and professional fees for the three months ended September 30, 2008 were lower than the comparable period in 2007 primarily as a result of legal and accounting fees incurred in connection with 2007 SEC filings, which have been reduced for the three months ended September 30, 2008.
Depreciation. Depreciation expense decreased to $49,000 for the three months ended September 30, 2008 from $71,000 for the comparable period in 2007. The decrease was due to more equipment becoming fully depreciated.
Other Income. In May 2007, we sold certain non-core assets related to our asthma drug discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing and recorded in other income. The remaining $500,000 was received and recognized as other income in August 2007 upon our delivery of certain ancillary assets related to the program.
Interest Income. Interest income represents interest income earned on our cash and available-for-sale securities. Interest income decreased to $232,000 for the three months ended September 30, 2008 from $724,000 for the comparable period in 2007 due to declining interest rates and lower cash balances. Due to declining interest rates and lower cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our 2008 interest income to decline over the remainder of 2008.
Nine Months Ended September 30, 2008 and 2007
Revenues. Revenues increased to $2.8 million for the nine months ended September 30, 2008 from $2.5 million in the comparable period in 2007. License fee revenue increased $605,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in license fee revenue over this period was a result of the nature and timing of target acceptances under our collaboration agreement with BMS, and the achievement of a clinical development milestone in September 2008. Grant revenue decreased $221,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in grant revenue was due to the timing of expenditures that are reimbursed with grant proceeds. Our revenues may decline in 2009 as we complete the final phase of the BMS collaboration, and our revenues may fluctuate based on the achievement and timing of BMS milestones, if any, and based on our obtaining additional grant funding.

Research and Development Expenses. Research and development expenses increased to $12.8 million for the nine months ended September 30, 2008 from $11.6 million in the comparable period in 2007. The increase of approximately $1.2 million relates primarily to the following: an increase in clinical and preclinical development costs of $3.0 million, an increase in personnel, research supplies and facilities costs of $378,000, and an increase in patent legal costs of $271,000 for the nine months ended September 30, 2008 compared to the comparable period in 2007. These increases were partially offset by a decrease in stock compensation expense of $1.7 million and a decrease in other expenses of $687,000 for the nine months ended September 30, 2008 compared to the comparable period in 2007. The $3.0 million increase in preclinical and clinical costs was a result of the continuation of the ATHX-105 Phase I clinical trial that was completed in January 2008, clinical and nonclinical studies in preparation for a Phase II clinical trial of ATHX-105, and preparation for Phase I clinical trials for MultiStem that commenced in 2008. Our clinical costs for the nine months ended September 30, 2008 are reflected net of Angiotech’s cost-sharing amount related to our MultiStem acute myocardial infarction collaboration in the amount of $709,000. The decrease in other expenses for the nine months ended September 30, 2008 was primarily a result of milestone payments in 2007 in the amount of $1.0 million associated with a stem cell collaboration. Our clinical and preclinical development costs may increase as we advance the clinical development of our product candidates. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased to $4.1 million for the nine months ended September 30, 2008 from $6.2 million in the comparable period in 2007. The decrease of $2.1 million relates primarily to a $1.6 million decrease in stock compensation expense, a $323,000 decrease in other expenses and a $150,000 decrease in legal, professional, and consulting fees for the nine months ended September 30, 2008. Included in other expenses for the nine months ended September 30, 2007 was a one-time advisory fee of $350,000 related to the merger and an allowance against a loan receivable in the amount of $193,000, which were the primary reasons for the decrease in other expenses. Legal and professional fees for the nine months ended September 30, 2008 were lower than the comparable period in 2007 primarily as a result of legal and accounting fees incurred in connection with 2007 SEC filings, which have been reduced for the nine months ended September 30, 2008.
Depreciation. Depreciation expense decreased to $158,000 for the nine months ended September 30, 2008 from $226,000 for the comparable period in 2007. The decrease was due to more equipment becoming fully depreciated.
Other Income. In May 2007, we sold certain non-core assets related to our asthma drug discovery program to a pharmaceutical company for $2.0 million, of which $1.5 million was received at closing and recorded in other income. The remaining $500,000 was received and recognized as other income in August 2007 upon our delivery of certain ancillary assets related to the program.
Interest Income. Interest income represents interest income earned on our cash and available-for-sale securities. Interest income increased to $974,000 for the nine months ended September 30, 2008 from $946,000 for the comparable period in 2007 due to the increase in our average cash balances as a result of our equity offering in June 2007. Due to declining interest rates and lower cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our 2008 interest income to decline over the remainder of 2008.

Interest Expense. Interest expense decreased to $93,000 for the nine months ended September 30, 2008 from $1.2 million for the comparable period in 2007. Interest expense in the nine months ended September 30, 2008 consists primarily of interest on our senior loan. Our senior loan was repaid in June 2008. Included in interest expense for the nine-month period ended September 30, 2007 was interest on our senior loan and subordinated convertible promissory notes issued to our bridge investors in October 2006 and to Angiotech, which were converted into common stock upon the closing of our equity offering in June 2007. Unless we enter into a new debt arrangement, we do not expect any significant interest expense for the remainder of 2008.
Accretion of Premium on Convertible Debt. The accretion of premium on convertible debt for the nine months ended September 30, 2007 relates to the subordinated convertible promissory notes issued to bridge investors in October 2006. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. We computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. The unamortized premium was reversed and recorded in additional paid-in-capital when the notes were converted into common stock upon the closing of our equity offering in June 2007.
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
LIQUIDITY AND CAPITAL RESOURCES
Our sources of liquidity include our cash balances and available-for-sale securities. At September 30, 2008, we had $14.7 million in cash and cash equivalents and $20.0 million in available-for-sale securities. We expect to have available cash to fund our operations into 2010 based on our current business and operational plans and assuming no new financings. We have primarily financed our operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million.
In September 2008, BMS successfully advanced into Phase II clinical development a drug candidate discovered using a target provided by us, thereby triggering a clinical development milestone payment to us. Our collaboration agreement with BMS, which was initially established in 2001, is now in its final phase. We intend to continue to prepare and deliver validated drug targets for use by BMS in its drug discovery efforts until the collaboration objectives have been fulfilled. We will remain entitled to receive license fees for targets delivered to BMS, as well as milestone payments and royalties on compounds developed by BMS using our technology.
Our available-for-sale securities typically include U.S. government obligations, corporate debt securities, floating rate notes and commercial paper. As of September 30, 2008, approximately 79% of our investments were in U.S. treasury bills. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.
We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. We anticipate higher cash expenditures in 2008 as compared to 2007, which reflects the impact of preparations for the ATHX-105 Phase II clinical trial, including clinical and nonclinical studies, and the initiation of two MultiStem clinical trials in 2008. Based on current plans, we expect the costs associated with preclinical testing and clinical trials of our product candidates to increase in 2009. Our funding requirements may change at any time due to technological advances, changes to clinical study design, competition from other companies or for other reasons. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, the time and cost related to proposed regulatory approvals, if any, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms, particularly in light of the current credit crisis. Any shortfall in funding could result in our having to curtail our research and development efforts.

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
Net cash used in operating activities was $12.5 million for the nine months ended September 30, 2008 and $7.1 million for the nine months ended September 30, 2007 and represented the use of cash for funding preclinical and clinical product development activities, including funding certain deposit and advance accounts related to the clinical trials, and for administrative costs. We expect that net cash used in operating activities will increase as we advance the clinical development of our product candidates.
Net cash provided by investing activities was $15.8 million for the nine months ended September 30, 2008 compared to a use of $15.1 million for the nine months ended September 30, 2007. The fluctuation from period to period was due to the timing of purchases and maturity dates of investments and purchases of equipment. Purchases of equipment were $486,000 in the nine months ended September 30, 2008 and $66,000 in the nine-month period ended September 30, 2007.
Financing activities used cash of $1.8 million for the nine months ended September 30, 2008 and provided cash of $60.9 million for the nine months ended September 30, 2007. The fluctuation relates primarily to proceeds from the equity offering in June 2007, the issuance of convertible promissory notes in the first quarter of 2007 and the repayment of our senior loan in June 2008.
Investors in our equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the June offering, Radius Venture Partners, invested $10.0 million in the June offering and received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents for the June offering received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at September 30, 2008.
Our senior loan was repaid in full in June 2008. The senior lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No milestone events occurred in the nine-month period ended September 30, 2008. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at September 30, 2008. We are considering entering into a new debt facility in 2008 or 2009, although we cannot assure you that such funding will be available to us or, if available, that it will be available on acceptable terms, particularly in light of the current credit crisis.

In connection with our 2006 MultiStem collaboration with Angiotech, Angiotech purchased subordinated convertible promissory notes in the aggregate principal amount of $10.0 million, which were converted along with accrued interest into common stock upon the closing of our equity offering in June 2007. Upon the successful achievement of specified clinical development and commercialization milestones, we may also receive up to $3.75 million of additional equity investments and $63.75 million of aggregate cash payments, though there can be no assurance that we will achieve any milestones.
Under the terms of the collaboration, the parties plan to jointly fund clinical development activity, whereby preclinical costs will be borne solely by us, costs for Phase I and Phase II studies will be borne 50% by us and 50% by Angiotech, costs for the first phase III study will be borne 33% by us and 67% by Angiotech, and costs for any Phase III studies subsequent to the first Phase III study will be borne 25% by us and 75% by Angiotech. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. Late in 2007, the parties began to share costs for Phase I clinical development, which is reconciled quarterly. As of September 30, 2008, $243,000 was due from Angiotech representing its share of costs for the third quarter of 2008. We will receive nearly half of the net profits from the sale of any jointly developed, approved products. In addition, we will retain the commercial rights to MultiStem for all other therapeutic applications, including treatment of stroke, bone marrow transplantation and oncology support, blood and immune system disorders, autoimmune disease, and other indications that we may elect to pursue. In December 2007, we achieved a clinical development milestone upon the authorization of our IND by the FDA. This milestone event required Angiotech to either purchase $5.0 million of our common stock, or forego the purchase and allow us to select from two pre-defined milestone replacements. Angiotech opted to forego the purchase, and we elected to increase our share of the net profits from the sale of approved products as the milestone replacement. In September 2008, Angiotech announced certain reorganization initiatives to reduce its costs, citing the need for a potential amendment and reduction in cash outlays related to our collaboration, among a list of several selected actions. At this time, no such amendment or reduction has been made to our collaboration, and Angiotech continues to fund its share of Phase I costs on a timely basis. In the event that Angiotech fails to fund its obligations under the terms of our contract, our costs for the Phase I clinical study would increase or the study may be curtailed.
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
CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in our accounting policies and estimates as described in our Annual Report. For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The FASB delayed the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 related to our financial assets and liabilities on January 1, 2008, which did not have a material impact on our financial position or results of operations. See Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflected the issuer’s nonconvertible debt borrowing rate. The effective date of FSP 14-1 is January 1, 2009 for calendar year companies with retrospective application required for all periods presented for instruments that were outstanding during any period presented in the annual financial statements. We currently have no convertible debt instruments, but are evaluating the retrospective effect that FSP 14-1 will have on our financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed and, for acquisitions both prior and subsequent to December 31, 2008, requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. We do not expect its adoption to have a material impact on our financial statements.
In October 2008, the FASB issued FASB Staff Position (“FSP”), FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP did not have an impact on our financial statements.
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
Other important factors to consider in evaluating our forward-looking statements include:
•	our ability to successfully initiate or complete clinical trials for our product candidates;

•	the possibility of delays in, adverse results of and excessive costs of the development process;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to enter into licensing or co-development arrangements for certain product candidates;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally, including the current economic crisis;

•	our ability to obtain capital in difficult market conditions;

•	changes in financial stability of collaborators;

•	changes in productivity and reliability of suppliers; and

•	the success of our competitors and the emergence of new competitors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the U.S. government and its agencies, corporate debt securities, floating-rate notes and A1+/P1 commercial paper. As of September 30, 2008, approximately 79% of our investments were in U.S. treasury bills. We have been investing conservatively due to the current economic conditions and have emphasized liquidity and security in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.
We enter into loan arrangements with financial institutions when needed and when available to us. At September 30, 2008, we had no outstanding debt.

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
Changes in internal control over financial reporting
During the third quarter of 2008, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ATHERSYS, INC.
Date: November 10, 2008	/s/ Gil Van Bokkelen
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