Form 10-K
period 2008-12-31
ATHERSYS, INC / NEW
filed 2009-03-12
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33876
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value at June 30, 2008, the last day of the registrant’s most recently completed second quarter, of shares of the registrant’s common stock (based upon the closing price per share of $2.45 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $32.3 million.
The registrant had 18,927,988 shares of common stock outstanding on March 12, 2009.
Documents Incorporated By Reference.
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2009 Annual Meeting of Stockholders.

PART I
ITEM 1. BUSINESS
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies, we have established a pipeline of therapeutic product development programs in multiple disease areas. We are committed to developing therapeutic products that we believe have best-in-class potential, meaning therapeutic candidates that have the potential to be safer, more effective products than the current standard of care or other products in development, and that may have other advantages, such as superior scalability or ease of administration. Our current product development portfolio consists of MultiStem®, a patented and proprietary stem cell product that we are developing as a treatment for multiple disease indications, and that is currently being evaluated in two ongoing clinical trials. In addition, we are developing novel pharmaceuticals to treat indications such as obesity, certain cognitive and attention disorders, narcolepsy or other forms of excessive daytime sleepiness.
MultiStem is a biologic product that is manufactured from human stem cells obtained from adult bone marrow or other nonembryonic tissue sources. The product consists of a special class of human stem cells that have the ability to express a range of therapeutically relevant proteins and other factors, as well as form multiple cell types. Factors expressed by MultiStem have the potential to deliver a therapeutic benefit in several ways, such as the reduction of inflammation, protection of damaged or injured tissue, and the formation of new blood vessels in regions of ischemic injury. These cells exhibit a drug-like profile in that they act primarily through the production of factors that regulate the immune system, protect damaged or injured cells, promote tissue repair and healing and most or all of the cells are cleared from the body over time.
During several years of preclinical work, MultiStem has demonstrated the potential to address each of the fundamental limitations observed with traditional bone marrow or hematopoietic stem cell transplants. These limitations include the historical requirement for tissue matching between donor and patient, the typical need for one donor for each patient (a reflection of the inability to expand cells in a controlled and reproducible manner), frequent use of immune suppressive drugs to avoid rejection or immune system complications, and a range of other potential safety issues. Unlike other cell types, MultiStem cells, after isolation from a qualified donor, may be expanded on a large scale for future clinical use and stored in frozen form until needed. Cells obtained from a single donor require no genetic modification and may be used to produce banks yielding hundreds of thousands to millions of doses of MultiStem — an amount far greater than other stem cell types.
We believe that MultiStem represents a potential best-in-class stem cell therapy because it exhibits each of the following characteristics based on research and development to date: (1) it may be produced on an industrial scale, in a well validated and reproducible manner; (2) it may be administered without tissue matching or the need for immune suppressive drugs, making it analogous to type O blood; (3) it exhibits a consistent safety profile; and (4) it appears capable of delivering a therapeutic benefit through more than one mechanism of action. Factors expressed by MultiStem are believed to reduce inflammation and regulate immune system function, protect damaged or injured cells and tissue, promote formation of new blood vessels, and augment tissue repair and healing in other ways. Based upon work that we and independent collaborators have conducted over the past several years, we believe that MultiStem has the potential to treat a range of disease indications, including ischemic injury and cardiovascular disease, certain neurological diseases, autoimmune disease, transplant support (including in oncology patients), and a range of orphan disease indications.
Working with independent investigators, we have conducted preclinical studies in relevant animal models designed to evaluate safety and potential therapeutic benefit in various disease indications. Based on the results of these and other studies, we advanced two MultiStem programs into clinical development in 2008, initiating phase I clinical trials in cardiovascular disease (treating patients that have suffered an acute myocardial infarction) and in oncology treatment support (administering MultiStem to leukemia or lymphoma patients who are receiving a traditional bone marrow or hematopoietic stem cell, or HSC, transplant to reduce the risk or severity of graft versus host disease, or GVHD). We are conducting the acute myocardial infarction clinical trial with our partner Angiotech Pharmaceuticals, Inc., or Angiotech. In May 2006, we entered into a product co-development collaboration with Angiotech to jointly develop and ultimately market MultiStem for the treatment of damage caused by myocardial infarction and peripheral vascular disease. Under the terms of the collaboration, the parties are jointly funding clinical development activities, whereby preclinical costs are borne solely by Athersys, costs for phase I and phase II clinical trials are borne 50% by Athersys and 50% by Angiotech, costs for the first phase III clinical trial will be borne 33% by Athersys and 67% by Angiotech, and costs for any phase III clinical trials subsequent to the first phase III clinical trial will be borne 25% by Athersys and 75% by Angiotech. We will receive nearly half of the net profits from the sale of any jointly developed, approved products. In addition, we retain the exclusive commercial rights to the development of MultiStem for other indication areas, including oncology treatment support, neurological indications, autoimmune disease, and other areas.

In December 2008, we were granted authorization by the United States Food and Drug Administration, or FDA, to initiate a third clinical trial, administering MultiStem for the treatment of ischemic stroke. According to recent American Heart Association estimates, over 700,000 patients suffered an ischemic stroke in the United States in 2008. Current drug therapy for treating an ischemic stroke is limited to administration of the clot dissolving drug tPA. According to current clinical guidelines, tPA must be administered to stroke patients within three hours after the occurrence of the ischemic stroke in order to remove the clot while minimizing potential risks, such as bleeding into the brain. However, many strokes occur at night or during a time where immediate diagnosis and medical treatment is not available, and as a result, only a very small percentage of ischemic stroke patients are treated with tPA.
In preclinical studies conducted by Athersys and its collaborators, a single dose of MultiStem administered intravenously has demonstrated the potential to safely deliver a significant therapeutic benefit even when administered several days after an ischemic stroke has occurred. We believe that this benefit is achieved through several mechanisms, including reduction of inflammation and immune system modulation in the ischemic area and the protection and rescue of damaged or injured cells, including neuronal tissue. The phase I safety clinical trial authorized by the FDA is a double blind, placebo controlled study that allows for administration of MultiStem to patients 48 to 60 hours after the ischemic stroke, which, if shown to be safe and effective, would represent a significant extension of the treatment window relative to existing standard of care.
Working with partners and collaborators, and as resources permit, we intend to explore the potential utility of MultiStem for treating a range of other conditions, including autoimmune diseases, other conditions that involve the immune system, and certain neurological conditions, especially those in which inflammation plays a role. We believe that MultiStem could have utility in treating multiple diseases, and as a result, has the potential to create significant value for our Company and our stockholders.
In addition to our MultiStem programs, we are developing pharmaceuticals for the treatment of obesity and certain neurological conditions associated with cognition, attention and wakefulness. In the obesity area, we are developing compounds that selectively stimulate the 5HT2c serotonin receptor in the brain, which is known to play an important role in regulating appetite. These compounds, known as 5HT2c agonists, are designed to reduce appetite and food intake, in order to achieve substantial weight loss over time.
We have completed several clinical trials involving ATHX-105, a potent and selective 5HT2c receptor agonist that was being developed for the treatment of obesity. In July 2007, we initiated a phase I clinical trial for ATHX-105 in the United Kingdom. The primary objective of the phase I clinical trial was to assess the short-term safety of ATHX-105 and to establish an appropriate dose range for subsequent clinical trials that will be conducted in order to assess safety and effectiveness. The phase I clinical trial, which included 107 subjects, was completed in January 2008, and top line results were announced shortly after completion of the study.
The results of the study demonstrated that ATHX-105 was well-absorbed, resulting in good drug exposures following oral administration, and was generally well tolerated up to a maximum tolerated dose of 100 mg. There were no severe or serious adverse events observed in the clinical trial, no negative effects on cardiovascular, hematology or other clinical parameters, and no discontinuations due to adverse events. In addition to this study, we completed two phase I clinical trials in the United Kingdom to further assess safety and tolerability of ATHX-105 administered at various dose levels, as well as examine regional absorption of the drug in the gastrointestinal tract for the purpose of developing a formulated product.

Based upon the results of these and other studies, we applied to the FDA in the summer of 2008 to initiate a double blind, placebo controlled phase II clinical trial involving administration of ATHX-105 to patients in the United States. In September 2008, following the FDA’s review of our investigational new drug application, or IND, the proposed trial was placed on partial clinical hold pending the receipt of additional information and resolution of several issues relating to ATHX-105’s preclinical package and the proposed phase II study design.
At the suggestion of the FDA, we conducted two additional studies to provide further data about ATHX-105’s potential toxicological profile, one repeating a prior study under different conditions and another study that we had not previously conducted and that is not typically included in preclinical evaluation. While the first study confirmed our prior negative findings, meaning the absence of a relevant toxicological effect, the second study produced data that suggests a rat specific toxicological effect. We met with the FDA to discuss the issues and reached resolution regarding all of the study design issues related to the partial clinical hold. However, based on the results of the additional test and discussions with the FDA, we believe that the apparent rodent specific effect could require additional non-clinical studies and greatly complicate long-term toxicology testing and thereby increase substantially the development time, risks and costs associated with subsequent development of ATHX-105. Furthermore, these increased risks of development could make it substantially more difficult or impractical for us to establish an attractive, third-party collaboration for the further development and commercialization of ATHX-105.
Consequently, we have decided to suspend further development of ATHX-105 and withdraw our IND application, and are currently focusing on the advancement of next generation compounds that exhibit improved characteristics. While the potential significance of this toxicological effect to humans remains unclear, it appears to be a compound-specific effect that is not representative of the class of next generation compounds that we are continuing to develop while we explore potential partnerships for the program.
We are also independently developing novel, orally-active pharmaceutical products for the treatment of certain central nervous system disorders, including disorders such as narcolepsy, excessive daytime sleepiness, and chronic fatigue associated with Parkinson’s disease or other conditions, as well as other potential indications such as attention deficit hyperactivity disorder and other cognitive disorders such as schizophrenia. These programs are focused on the development of potent, selective histamine H3 receptor antagonist compounds that act by elevating levels of neurotransmitters in the sleep and cognitive centers of the brain and stimulating neurological tone. This elevation results in an enhanced state of wakefulness and cognition, without causing hyperactivity, excessive “rebound” sleepiness or addiction. The histamine H3 receptor antagonists being developed at Athersys represent a new class of drugs that could have an improved efficacy and safety profile relative to existing drugs used for the treatment of a range of conditions that affect cognitive ability, attention or wakefulness.
In addition to our current product development programs, we developed our patented random activation of gene expression, or RAGE, technology that provides us with the ability to produce human cell lines that express specific, biologically well validated drug targets without relying upon cloned and isolated gene sequences. While our RAGE technology is not a product, it is a commercial technology that we have successfully applied for the benefit of our partners and that we have also used for our own internal drug development programs. Modern drug screening approaches typically require the physical isolation and structural modification of a gene of interest, an approach referred to as gene cloning, in order to create a cell line that expresses a drug target of interest. Researchers may then use the genetically modified cell line to identify pharmaceutical compounds that inhibit or stimulate the target of interest. The RAGE technology enables us to turn on or amplify the expression of a drug target without having to physically clone or isolate the gene. In effect, the technology works through the random insertion of tiny, proprietary genetic switches that randomly turn genes on without requiring their physical isolation, or any advance knowledge of their structure. This technology provides us with broad freedom to work with targets that may be otherwise unavailable as a result of intellectual property restrictions on the use of specific cloned and isolated genes. Over the past several years, we have produced cell lines that express drug targets in a range of disease areas such as metabolic disease, infectious disease, oncology, cardiovascular disease, inflammation, and central nervous system disorders. Many of these were produced for drug development programs at major pharmaceutical companies that we have collaborated with, such as our ongoing collaboration with Bristol-Myers Squibb, and some have been produced for our internal drug development programs.
Business Strategy
Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our strategy are outlined below.
•	Efficiently develop product candidates in established areas of significant clinical need. We will continue to develop certain product candidates using a “fast follower” approach, thereby mitigating risk and reducing costs. This approach allows us to leverage others’ prior clinical efforts and validation while we focus on development of best-in-class product candidates with differentiated profiles. Our intention is to develop our products for ultimate commercialization by us, our partners or licensees after they have received approval from the FDA and/or other regulatory agencies.

•	Apply our proprietary technologies toward the rapid identification, validation, and development of therapeutic product candidates. We will continue to use our proprietary technologies to identify and validate therapeutic product candidates. We believe our technologies, including RAGE and MultiStem, provide us with a competitive advantage in drug discovery and product development by allowing us to move products quickly from the discovery phase into clinical trials. We will select candidates for internal development based on several factors, including the required regulatory approval pathway and the potential market into which the product may be sold, and our ability to feasibly fund development activities through commercialization and marketing of the approved product.

•	Enter into licensing or co-development arrangements for certain product candidates. We intend to license certain of our product candidates to, or co-develop them with, qualified collaborators to broaden and accelerate our product development and commercialization efforts. We anticipate that this strategy will help us to enhance our return on product candidates for which we enter into collaborations through the receipt of a mix of license fees, milestone payments, and profit sharing or royalties. Certain partnerships may include strategic equity investments.

•	Continue to expand our intellectual property portfolio. Our intellectual property is important to our business and we take significant steps to protect its value. We have an ongoing research and development effort, both through internal activities and through collaborative research activities with others, which aims to develop new intellectual property and enables us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem.

•	Out-license non-core applications of our technologies. Certain elements of our technologies, such as their application toward the development of novel diagnostics or their use for the analysis, characterization or production of certain types of therapeutic product candidates such as biogenerics or biosimilars, may not be relevant to the key elements of our corporate strategy. We believe these applications may have significant potential value, however, and can provide capital to us that can be applied to our other development efforts. Where appropriate, we may seek to license non-core applications of our technologies to others to realize this value.
Our Current Programs
By applying our proprietary cell therapy platform, MultiStem, we have established therapeutic product development programs in the areas of cardiovascular disease, HSC transplant support and ischemic stroke. We advanced our first two MultiStem programs into clinical development in 2008. In addition, by applying our core technologies and capabilities, we have established drug development programs in the areas of obesity, which was advanced through multiple phase I clinical trials in 2007 and 2008, and central nervous system disorders involving cognition, attention and wakefulness.
Regenerative Medicine Programs
MultiStem — A Novel Approach to Stem Cell Therapy and Regenerative Medicine
We are developing a proprietary nonembryonic stem cell product candidate, MultiStem, that we believe has potential utility for treating a broad range of diseases and could have widespread application in the field of clinical regenerative medicine. Potential applications of MultiStem include the treatment of cardiovascular disease, cancer treatment related transplant support, certain neurological conditions, autoimmune disease and other conditions. We initiated phase I clinical trials in the areas of acute myocardial infarction, or AMI, and HSC transplant support in 2008 and received FDA authorization in late 2008 to initiate a phase I clinical trial in the area of ischemic stroke. We believe that MultiStem represents a significant advancement in the field of stem cell therapy and could have broad clinical application.
The therapeutic benefit of bone marrow transplantation has been recognized for decades, and its clinical use has grown since Congress passed the National Organ Transplant Act in 1984 and the National Marrow Donor Registry was established in 1990. However, widespread bone marrow or stem cell transplantation has yet to become a reality. Some of the limitations that have prevented broader clinical application of bone marrow or stem cell transplantation include the requirement for tissue matching between donor and recipient, the inability to efficiently produce significant quantities of stem cells, and a range of potential safety issues.

A stem cell therapy that has the potential to address the challenges mentioned above could represent a breakthrough in the field of regenerative medicine, since it could greatly expand the clinical application of stem cell therapy or other forms of regenerative medicine. In 2003, we acquired technology originally developed at the University of Minnesota consisting of a rare and novel stem cell, the Multipotent Adult Progenitor Cell, or MAPC, which may be isolated from adult bone marrow as well as other nonembryonic tissues. Over the past several years, we have further developed this technology and the manufacturing of these cells for use in ongoing clinical trials. In their potential product form, we refer to these cells as MultiStem.
These cells exhibit several important biological properties, including:
•	Broad plasticity and multiple potential mechanisms of action. MultiStem cells have a demonstrated ability in animal models to form a range of cell types and appear to be able to deliver therapeutic benefit through multiple mechanisms, such as producing factors that protect tissues against damage and inflammation, as well as enhancing or playing a direct role in revascularization or tissue regeneration.

•	Large scale production. Unlike conventional stem cells, such as blood-forming or hematopoietic stem cells, MultiStem cells may be produced on a large scale, processed, and cryogenically preserved, and then used clinically in a rapid and efficient manner. Material obtained from a single donor may be used to produce hundreds of thousands or millions of individual doses, representing a yield far greater than other stem cells have been able to achieve.

•	“Off-the-shelf” utility. Unlike traditional bone marrow or hematopoietic stem cell transplants that require extensive genetic matching between donor and recipient, MultiStem is administered without tissue matching or the requirement for immune suppressive drugs. MultiStem is administered as a cryogenically preserved allogeneic product, meaning that these cells are not genetically matched between donor and recipient. This feature, combined with the ability to establish large MultiStem banks, could make it practical for clinicians to efficiently deliver stem cell therapy to a large number of patients.

•	Safety. Other stem cell types, such as embryonic stem cells, can pose serious safety risks, such as the formation of tumors or ectopic tissue. In contrast, MultiStem cells have an outstanding safety profile that has been compiled over several years of preclinical study in a range of animal models by a variety of investigators.
At each step of the MultiStem production process, cells are analyzed and qualified according to pre-established criteria to ensure that a consistent, well characterized product candidate is produced. Cells are harvested from a pre-qualified donor and then expanded to form a Master Cell Bank from which we produce clinical grade material. In March 2007, we and our manufacturing partner, Lonza Walkersville, Inc., announced the successful establishment of a Master Cell Bank produced under Good Manufacturing Practices, or GMP, and the production of clinical grade material for our initial clinical trials. In multiple animal models, MultiStem has been shown to be non-immunogenic, even when administered without the genetic matching that is typically required for conventional bone marrow or stem cell transplantation.
MultiStem allows us to pursue multiple high value commercial opportunities from a single product platform, since we believe it has potential application in a range of disease states and therapeutic areas. For example, based on numerous preclinical discussions with the FDA, we believe that we will be able to apply data and information from certain preclinical safety studies to support the development of MultiStem for treating multiple distinct diseases and in multiple regulatory filings. As a result, we expect to be able to efficiently add clinical indications as we further expand the scope of potential applications for MultiStem, enabling us to reduce costs and shorten development timelines in comparison to traditional single-use preclinical studies. From the fourth quarter of 2007 through 2008, we submitted and the FDA authorized, three INDs involving administration of MultiStem in phase I clinical trials in treating distinct disease conditions.

MultiStem for Heart Attack, HSC Transplant Support in Treatment of Hematologic Malignancies & Stroke
Working with independent investigators at a number of leading institutions, such as the University of Minnesota, the Cleveland Clinic, the National Institutes of Health, the Medical College of Georgia, the University of Oregon Health Sciences Center and the Katholieke Universiteit Leuven, we have studied MultiStem in a range of in vitro and animal models that reflect various types of human disease or injury, such as myocardial infarction, stroke, brain damage due to restricted blood flow in newborns, vascular disease, and bone marrow transplant support/GVHD. In addition, we are exploring, or intend to explore, the potential application of MultiStem in the treatment of a range of other conditions such as certain blood or immune deficiencies and various autoimmune diseases.
As stated above, we have consistently observed that MultiStem is safe and effective in animal models. As a result, we intend, subject to the availability of adequate resources, to advance MultiStem in clinical development in three areas: treatment of damage caused by myocardial infarction; support in the hematologic malignancy setting to reduce certain complications associated with traditional bone marrow or HSC transplantation; and treatment for stroke caused by a blockage of blood flow in the brain. We may expand to other clinical indication areas as results warrant and resources permit.
Heart Attack
In our current phase I clinical trial, we are exploring the use of MultiStem as a treatment for damage caused by myocardial infarction, or heart attack. Myocardial infarction is one of the leading causes of death and disability in the United States. Myocardial infarction is caused by the blockage of one or more arteries that supply blood to the heart. Such blockages can be caused, for example, by the rupture of an atherosclerotic plaque deposit. According to the American Heart Association 2007 Statistical Update, there were approximately 865,000 cases of myocardial infarction that occurred in the United States in 2004 and approximately 7.9 million individuals living in the United States that had previously suffered a heart attack. In addition, there were more than 452,000 deaths that occurred from various forms of ischemic heart disease, and 156,000 deaths due directly to myocardial infarction in 2004. A variety of risk factors are associated with an elevated risk of myocardial infarction or atherosclerosis, including age, high blood pressure, smoking, sedentary lifestyle and genetics. While advances in the diagnosis, prevention and treatment of heart disease have had a positive impact, there is clearly room for improvement — myocardial infarction remains a leading cause of death and disability in the United States and the rest of the world.
MultiStem has been studied in validated animal models of AMI at both the Cleveland Clinic and the University of Minnesota. Investigators demonstrated that the administration of allogeneic MultiStem into the hearts of animals damaged by experimentally induced heart attacks resulted in significant functional improvement in cardiac output and other functional parameters compared with animals that received placebo or no treatment. Furthermore, the administration of immunosuppressive drug was not required and provided no additional benefit in this study, and supports the concept of using MultiStem as an allogeneic product.
Working with a qualified contract research organization, we completed additional preclinical studies in established pig models of acute myocardial infarction using catheter delivery and examining various factors such as the route and method of MultiStem administration, dose ranging, and timing of treatment. In 2008, we initiated a multicenter phase I clinical trial in this indication. We are working with leading cardiovascular treatment clinical sites and experts in the area of cardiovascular disease to complete this phase I clinical trial.
We are developing MultiStem for this indication in conjunction with our partner, Angiotech. We entered into a product co-development collaboration with Angiotech in May 2006, for the potential application of MultiStem in multiple cardiovascular indications including myocardial infarction, peripheral vascular disease and certain other indications.

HSC Transplant Support in Hematologic Malignancy
Another area of focus is the use of MultiStem as adjunctive treatment for HSC/bone marrow transplant used as therapy in hematologic malignancy. For many types of cancer, such as leukemia or other blood-borne cancers, treatment typically involves radiation therapy or chemotherapy, alone or in combination. Such treatment can substantially deplete the cells of the blood and immune system, by reducing the number of stem cells in the bone marrow from which they arise. The more intense the radiation treatment or chemotherapy, the more severe the resulting depletion is of the bone marrow, blood, and immune system. Other tissues may also be affected, such as cells in the digestive tract and in the pulmonary system. The result may be severe anemia, immunodeficiency, significant reduction in digestive capacity, and other problems that may result in significant disability or death.
One strategy for treating the depletion of bone marrow is to perform a peripheral blood stem cell transplant or a bone marrow transplant. This approach may augment the patient’s ability to form new blood and immune cells and provide a significant survival advantage. However, finding a closely matched donor is frequently difficult or even impossible. Even when such a donor is found, in many cases there are immunological complications, such as GVHD, which may result in serious disability or death.
Working with leading experts in the stem cell and bone marrow transplantation field, we have studied MultiStem in animal models of radiation therapy and GVHD. In multiple animal models, MultiStem has been shown to be non-immunogenic, even when administered without the genetic matching that is typically required for conventional bone marrow or stem cell transplantation. Furthermore, in animal model systems testing immune reactivity of T-cells against unrelated donor tissue, MultiStem has been shown to suppress the T-cell-mediated immune responses that are an important factor in causing GVHD. MultiStem-treated animals also displayed a significant increase in survival relative to controls. As a result, we believe that the administration of MultiStem in conjunction with or following standard HSC transplantation may have the potential to reduce the incidence or severity of complications and may enhance gastrointestinal function which is frequently compromised as a result of radiation treatment or chemotherapy.
In 2008, we initiated a phase I clinical trial to examine the safety and tolerability of MultiStem in patients receiving a bone marrow or hematopoietic stem cell transplant related to their treatment for hematologic malignancy. The trial is an open label, multicenter trial that involves leading experts in the field of bone marrow transplantation.
Stroke
A third focus of our regenerative medicine program is the use of MultiStem for the treatment of neurological injury as a result of ischemic stroke, which accounts for approximately 85% of all strokes. Recent progress toward the development of safer and more effective treatments for ischemic stroke has been disappointing. Despite the fact that ischemic stroke is one of the leading causes of death and disability in the United States, affecting more than 700,000 new patients annually according to the United States Centers for Disease Control and Prevention, or CDC, there has been little progress toward the development of treatments that improve the prognosis for stroke victims. The only FDA-approved drug currently available for ischemic stroke is the anti-clotting factor, tPA, which must be administered to the patient within roughly three hours of the onset of the stroke. Administration of tPA after this time frame is not recommended, since it can cause bleeding or even death. Given this limited therapeutic window, it is estimated that less than 5% of ischemic stroke victims currently receive treatment with tPA.
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
In 2008, we completed additional preclinical safety studies and submitted an IND for this application, which was authorized by the FDA in December 2008. The subsequent initiation of a clinical trial will depend on the availability of capital resources to complete the study.

We believe that MultiStem could have broad potential to treat a range of conditions. In addition to the above programs, we are collaborating or intend to collaborate with other highly qualified investigators to evaluate the potential benefits of MultiStem in other disease indications, such as various blood and immune deficiencies, certain autoimmune diseases and other potential indications.
Pharmaceutical Programs
Obesity is a substantial contributing factor to a range of diseases that represent the major causes of death and disability in the developed world today. Individuals that are clinically obese have elevated rates of cardiovascular disease, stroke, certain types of cancer and diabetes. According to the CDC, the incidence of obesity in the United States has increased at an epidemic rate during the past 20 years. CDC now estimates that 66% of all Americans are overweight, including more than 30% that are considered clinically obese. The percentage of young people who are overweight has more than tripled since 1980. There has also been a dramatic rise in the rate of obesity in Europe and Asia. Despite the magnitude of this problem, current approaches to clinical obesity are largely ineffective, and we are aware of relatively few new therapeutic approaches in clinical development.
We are developing novel pharmaceutical treatments for obesity. These compounds are designed to act by stimulating a key receptor in the brain that regulates appetite and food intake — the 5HT2c receptor. The role of this receptor in regulating food intake is well understood in both animal models and humans. In 1996, Wyeth Pharmaceuticals launched the anti-obesity drug Redux® (dexfenfluramine), a non-specific serotonin receptor agonist that was used with the stimulant phentermine in a combination commonly known as fen-phen. This diet drug combination gained rapid and widespread acceptance in the clinical marketplace and was shown to be highly effective at regulating appetite, reducing food intake, and causing weight loss. Unfortunately, in addition to stimulating the 5HT2c receptor, Redux also stimulated the 5HT2b receptor that is found in the heart. The activation of 5HT2b by Redux is believed to have caused significant cardiovascular problems in a number of patients and, as a result, Redux® was withdrawn from the market in 1997. In 1996, doctors wrote 18 million monthly prescriptions for drugs constituting the fen/phen combination. In that same year, these drugs generated sales of greater than $400 million, serving as a benchmark for the substantial market opportunity for an effective drug to treat clinical obesity.
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
We initiated a drug development program focused on creating potent and selective compounds that stimulate the 5HT2c receptor, but that avoid the 5HT2b receptor and other receptors, such as 5HT2a. Our specific goal is to develop an orally administered pill that reduces appetite by stimulating the 5HT2c receptor, but that does not stimulate the 5HT2b receptor, the 5HT2a receptor, or other receptors that could cause adverse side effects. Based on extensive preclinical studies that we have conducted with ATHX-105 and other compounds, we have demonstrated the ability to develop highly potent and selective compounds. We believe that the potency and selectivity profile displayed by compounds we develop for the 5HT2c receptor relative to both the 5HT2b receptor and the 5HT2a receptor will result in better efficacy and a cleaner safety profile in clinical trials, as well as a more convenient dosing schedule than other 5HT2C agonist programs.
We have completed several clinical trials involving ATHX-105, a potent and selective 5HT2c receptor agonist that was being developed for the treatment of obesity. In July 2007, we initiated a phase I clinical trial for ATHX-105 in the United Kingdom. The primary objective of the phase I clinical trial was to assess the short-term safety of ATHX-105 and to establish an appropriate dose range for subsequent clinical trials that will be conducted in order to assess safety and effectiveness. The phase I clinical trial, which included 107 subjects, was completed in January 2008, and top line results were announced shortly after completion of the study.
The results of the study demonstrated that ATHX-105 was well-absorbed, resulting in good drug exposures following oral administration, and was generally well tolerated up to a maximum tolerated dose of 100 mg. There were no severe or serious adverse events observed in the clinical trial, no negative effects on cardiovascular, hematology or other clinical parameters, and no discontinuations due to adverse events. In addition to this study, we completed two phase I clinical trials in the United Kingdom to further assess safety and tolerability of ATHX-105 administered at various dose levels, as well as examine regional absorption of the drug in the gastrointestinal tract for the purpose of developing a formulated product.

Based upon the results of these and other studies, we applied to the FDA in the summer of 2008 to initiate a double blind, placebo controlled phase II clinical trial involving administration of ATHX-105 to patients in the United States. In September 2008, following the FDA’s review of our investigational new drug application, or IND, the proposed trial was placed on partial clinical hold pending the receipt of additional information and resolution of several issues relating to ATHX-105’s preclinical package and the proposed phase II study design.
At the suggestion of the FDA, we conducted two additional studies to provide further data about ATHX-105’s potential toxicological profile, one repeating a prior study under different conditions and another study that we had not previously conducted and that is not typically included in preclinical evaluation. While the first study confirmed our prior negative findings, meaning the absence of a relevant toxicological effect, the second study produced data that suggests a rat specific toxicological effect. We met with the FDA to discuss the issues and reached resolution regarding all of the study design issues related to the partial clinical hold. However, based on the results of the additional test and discussions with the FDA, we believe that the apparent rodent specific effect could require additional non-clinical studies and greatly complicate long-term toxicology testing and thereby increase substantially the development time, risks and costs associated with subsequent development of ATHX-105. Furthermore, these increased risks of development could make it substantially more difficult or impractical for us to establish an attractive, third-party collaboration for the further development and commercialization of ATHX-105.
Consequently, we have decided to suspend further development of ATHX-105 and withdraw our IND application, and are currently focusing on the advancement of next generation compounds that exhibit improved characteristics. While the potential significance of this toxicological effect to humans remains unclear, it appears to be a compound-specific effect that is not representative of the class of next generation compounds that we are continuing to develop while we explore potential partnerships for the program.
H3 Antagonists for the Treatment of Sleep Disorders and Certain Other Cognitive Disorders
In addition to our other programs, we are developing pharmaceuticals that are designed to enhance wakefulness and promote cognitive abilities in patients that experience attention or cognitive deficits. Individuals that suffer from narcolepsy or other conditions that result in excessive daytime sleepiness, or EDS, may experience persistent tiredness and lack of energy. Chronic fatigue may be experienced by patients with other disease conditions such as Parkinson’s or those undergoing treatment for cancer. As a result, such individuals may experience significant difficulty in performing certain tasks and may suffer an impaired quality of life. More than 100,000 individuals in the United States suffer from narcolepsy or EDS. Historically, narcoleptics were treated with amphetamines and related stimulants that had substantial side-effects, but more recently have been prescribed Provigil (Modafinil). This compound works by an unknown mechanism, but appears to be relatively free of the stimulant side-effects of amphetamines. In addition to its use for narcolepsy, Provigil is also approved for the treatment of shift work sleep disorder, or SWSD, and sleep apnea. Known side effects experienced by patients taking Provigil include anxiety, depression, rash, and rare occurrences of serious and potentially life threatening reactions including Stevens Johnson Syndrome, Toxic Epidermal Necrolysis, Erythema Multiforme, and multi-organ hypersensitivity. Sales of Provigil in 2007 within the United States were reported to be over $800 million. Although Provigil appears to be an improvement over previous narcolepsy drugs, certain safety concerns were raised by the FDA when Cephalon, Inc. attempted to gain approval of modafinil for attention deficit-hyperactivity disorder, or ADHD, and the company subsequently abandoned efforts in this market.
Individuals with attention or cognitive disorders may suffer from an inability to focus, solve problems, process information, communicate, and may have memory impairment. Attention and cognitive disorders include ADHD, Schizophrenia, Alzheimer’s disease and other forms of dementia. Datamonitor estimates that 23 million children in the seven major pharmaceutical markets (United States, France, Germany, Italy, Spain, United Kingdom and Japan) suffer from ADHD. Research also shows that 60% of children with ADHD maintain the disorder into adulthood. Despite the low rate of diagnosis, ADHD drug revenues reached $2.5 billion in 2004, 97% of which was generated within the United States. Currently available treatments cause side effects and do not adequately address the clinical need. Ritalin® (methylphenidate) is the most widely prescribed ADHD therapy. As a stimulant with abuse potential, it has been classified as a controlled substance by the FDA and the United States Drug Enforcement Agency. We believe there exists a significant market opportunity for safer and more effective treatments.
We are developing multiple classes of highly selective and potent compounds designed to block the H3 receptor and have established a program to develop non-stimulant, non-addictive, orally administered drugs for the treatment of narcolepsy or other conditions related to excessive daytime sleepiness. Our histamine H3 receptor antagonists represent a new class of drugs that could have an improved efficacy and safety profile relative to existing drugs used for the treatment of narcolepsy and related sleep disorders. The H3 receptor regulates levels of histamine and other neurotransmitters in certain areas of the brain that play a direct role in regulating sleep and cognitive function. In animal models, H3 receptor antagonists have been shown to increase histamine release in the brain and improve wakefulness, attention and learning. In preclinical studies conducted at independent labs, we have tested some of our more advanced compounds in well validated rodent sleep models. During these studies, compounds significantly enhanced wakefulness without causing hyperactivity. In comparison to modafinil or caffeine, certain compounds appeared far more potent, achieving a comparable or better effect on wakefulness at substantially lower doses. In addition, these compounds did not appear to cause the excessive rebound sleepiness that is a characteristic of other agents used to promote wakefulness, such as amphetamines.

We intend to continue the study of H3 antagonist compounds we are developing for potential applications in treating narcolepsy, excessive daytime sleepiness, chronic fatigue associated with certain disease conditions such as Parkinson’s, certain attention or cognitive disorders, and other conditions. In addition, we intend to conduct additional pharmacology and safety testing of certain compounds we are developing, and are exploring potential partnering opportunities around this and other programs.
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
Collaborations and Partnerships
Angiotech
In May 2006, we established a collaboration with Angiotech that is focused on co-developing MultiStem for the treatment of damage caused by myocardial infarction and peripheral vascular disease. In support of the collaboration, Angiotech invested $10.0 million in us and we may also receive up to $3.75 million of additional equity investments and $63.75 million of aggregate cash payments based upon the successful achievement of specified clinical development and commercialization milestones, though there can be no assurance that we will achieve any milestones.
Under the terms of the collaboration, the parties are jointly funding clinical development activities, whereby preclinical costs are borne solely by Athersys, costs for phase I and phase II clinical trials are borne 50% by Athersys and 50% by Angiotech, costs for the first phase III clinical trial will be borne 33% by Athersys and 67% by Angiotech, and costs for any phase III clinical trials subsequent to the first phase III clinical trial will be borne 25% by Athersys and 75% by Angiotech. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. We will receive nearly half of the net profits from the sale of any jointly developed, approved products. In addition, we will retain the commercial rights to MultiStem for all other therapeutic applications, including treatment of stroke, bone marrow transplantation and oncology support, blood and immune system disorders, autoimmune disease, and other indications that we may elect to pursue.
The Angiotech collaboration does not have a specific termination date, but will terminate upon the earliest to occur of the following:
•	if at least one cell therapy product has obtained regulatory approval and we and Angiotech have shared profits with respect to sales of at least one cell therapy product, the date that there has been no sales for 12 months of any cell therapy product that has been the subject of profit-sharing, unless a clinical development candidate is in at least a phase III clinical or later; and

•	the later of (1) the expiration date of the last-to-expire patent licensed to Angiotech, and (2) the 15-year anniversary, which would be May 2021.

Neither we nor Angiotech may terminate the collaboration at will; however, either party may elect at certain points to not move forward with individual product development programs. If either party breaches its material obligations and fails to cure that breach within 60 days after notice from the non-breaching party, the non-breaching party may terminate the collaboration. Angiotech has a right to immediately terminate the collaboration upon certain bankruptcy events involving us. Angiotech also has the right to terminate the collaboration upon 120 days’ prior notice if Angiotech, in its reasonable judgment, determines that: (1) a primary endpoint in a clinical trial within a clinical development plan has not been met; (2) the clinical efficacy and/or safety with respect to a clinical development candidate or a cell therapy product have not been demonstrated; (3) applicable regulatory requirements for cells, a clinical development candidate or a cell therapy product in one or more major markets shall have a material adverse impact on the ability to obtain regulatory approval for a cell therapy product in such markets; (4) our data regarding cells, a clinical development candidate or a cell therapy product were obtained, in whole or in part, through scientific fraud; or (5) a cell therapy product is not (or is not expected to be) commercially viable or profitable in at least one major market.
Bristol-Myers Squibb
In December 2000, we entered into a collaboration with Bristol-Myers Squibb to provide cell lines expressing well validated drug targets produced using our RAGE technology for compound screening and development. This initial collaboration was expanded in 2002 and again in 2006. Bristol-Myers Squibb uses the cell lines in its internal drug development programs and, in exchange, we receive license fee and milestone payments and will be entitled to receive royalties on the sale of any approved products. Depending on the use of a cell line by Bristol-Myers Squibb and the progress of drug development programs benefiting from the use of such a cell line, we may receive as much as approximately $5.5 million per cell line in additional license fees and milestone payments, though we cannot assure you that any further milestones will be achieved or that we will receive any additional milestone payments. Through December 31, 2008, we have received an aggregate of approximately $7.8 million in license fees and milestone payments from Bristol-Myers Squibb, of which $1.9 million was earned in 2008.
In September 2008, Bristol-Myers Squibb successfully advanced into phase II clinical development a drug candidate discovered using a target provided by us, thereby triggering a clinical development milestone payment to us. Our collaboration agreement with Bristol-Myers Squibb, which was initially established in 2001, is now in its final phase. We intend to continue to prepare and deliver validated drug targets for use by Bristol-Myers Squibb in its drug discovery efforts until the collaboration objectives have been fulfilled. We will remain entitled to receive license fees for targets delivered to Bristol-Myers Squibb, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology. During 2009, our revenues may fluctuate compared to 2008 based on the timing of Bristol-Myers Squibb’s demand for targets and the timing of our work and based on the achievement and timing of Bristol-Myers Squibb milestone achievements, if any. Beyond 2009, we anticipate that Bristol-Myers Squibb’s demand for new targets will be reduced.
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
Competition
We face significant competition with respect to the various dimensions of our business. With regard to our efforts to develop MultiStem as a novel stem cell therapy, currently, there are a number of companies that are actively developing stem cell products, which encompass a range of different cell types, including embryonic stem cells, umbilical cord stem cells, adult-derived stem cells, and processed bone marrow derived cells.
Osiris is currently engaged in multiple phase II and phase III clinical trials involving Prochymal, an allogeneic stem cell product based on mesenchymal stem cells, or MSCs, that are obtained from healthy consenting donors, and are administered without tissue matching. However, in contrast to MultiStem, MSCs display limited expansion potential and more limited biological plasticity. In November 2008, Osiris announced a partnership in which Genzyme acquired development rights to Prochymal for certain markets outside the United States and Canada in exchange for $130 million in license fees, up to $1.25 billion in clinical and sales milestones, and royalties. Osiris retains commercial development rights to Prochymal for the United States and Canada.

Other public companies are developing stem-related therapies, including Geron, Aastrom Biosciences, Stem Cells Inc., Viacell, Celgene, Advanced Cell Technology, CRYO-CELL International, Mesoblast Limited and Cytori Therapeutics. In addition, private companies, such as Cognate Therapeutics, Gamida Cell, Arteriocyte, Plureon and others, are also developing cell therapy related products or capabilities. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years.
We also face competition in our efforts to develop compounds for the treatment of obesity. There are already approved therapeutic products on the market, such as Xenical (also known as Alli), which is marketed by Roche, and Meridia, which is marketed by Abbott Pharmaceuticals. However, both of these drugs have reported side effects that we believe have limited their adoption by patients and clinicians. For example, potential side effects associated with taking Xenical / Alli include cramping, intestinal discomfort, flatulence, diarrhea, and leakage of oily stool. Potential side effects associated with taking Meridia include increased blood pressure and heart rate, headache, dry mouth, constipation, and insomnia. Individuals with high blood pressure, heart disease, irregular heartbeat, or a history of stroke are also cautioned not to take Meridia.
There are many other companies attempting to develop novel treatments for obesity, and a wide range of approaches are being taken. Some of these companies include large, multinational pharmaceutical companies such as Bristol-Myers Squibb, Merck, Roche, Sanofi-Aventis, GlaxoSmithKline, Eli Lilly and others. There are also a variety of biotechnology companies developing treatments for obesity, including Arena Pharmaceuticals, Orexigen, Vivus, Neurosearch, Amgen, Regeneron, Nastech Pharmaceutical Company, Alizyme, Amylin Pharmaceuticals, Neurocrine Biosciences, Shionogi, Metabolic Pharmaceuticals, Kyorin Pharmaceutical, and others. It is likely that, given the magnitude of the market opportunity, many companies will continue to focus on the obesity area, and that competition will remain high. If we are successful at developing a 5HT2c agonist as a safe and effective treatment for obesity, it is likely that other companies will attempt to develop safer and more effective compounds in the same class, or will attempt to combine therapies in an effort to establish a safer and more effective therapeutic product.
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
We believe our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies that have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies may succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, our competitors may develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete. Furthermore, some of these companies may feel threatened by our activities and attempt to delay or impede our efforts to develop our products or apply our technologies.
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
We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of MAPCs and related technologies. We acquired ownership of part of our stem cell technology and intellectual property as a result of our 2003 acquisition of a holding company, which held the rights to the technology originally discovered at the University of Minnesota. We also have an exclusive license to additional MAPC-related inventions (or in other words, improvements) developed by the University of Minnesota and under a collaborative research agreement with the Katholieke Universiteit Leuven, or KUL, we have an exclusive license to MAPC-related inventions developed at KUL using the MAPC technology or intellectual property or that result from sponsored research funded by us. We also own and license additional intellectual property develop by us and others. We have eleven issued patents and approximately 110 patent applications related to our stem cell technologies.

We have established a broad intellectual property portfolio related to our key functional genomics technologies and product candidates. We have a broad patent estate with claims directed to compositions, methods of making, and methods of using our small molecule drug candidates. In our 5HT2c program, we have filed four patent applications with broad claims directed to ATHX-105, related compounds in the same chemical series from which ATHX-105 was derived, and back-up and second generation compounds from distinct chemical series. In our Histamine H3 program, we have filed four patent applications with broad claims directed to compounds from two distinct chemical series. All compounds described in these patent applications were discovered at Athersys. In addition, we currently have twelve issued United States patents and various issued international patents relating to compositions and methods for the RAGE technology. These patents will expire in 2017. There are also several patent applications relating to human proteins and candidate drug targets that we have identified through the application of RAGE and our other technologies. The RAGE technology was developed by Dr. John Harrington and other Athersys scientists internally in the mid-1990s.
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
Research and Development
Our research and development costs, which consist primarily of costs associated with external clinical trial costs, preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property application processes, and laboratory supply and reagent costs, were $16.5 million in 2008, $15.8 million in 2007 and $9.7 million in 2006.
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
A CTA is the European equivalent of the United States IND. CTA requirements are issued by the Medicines and Healthcare Products Regulatory Agency, the United Kingdom’s health authority and were enacted through the U.K. Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the EU Clinical Trials Directive in the United Kingdom.
Any of our product candidates will require regulatory approval and compliance with regulations made by United States and foreign government agencies prior to commercialization in such countries. The process of obtaining FDA or foreign regulatory agency approval has historically been extremely costly and time consuming. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of biologics and new drugs.

The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:
•	preclinical tests in animals that demonstrate a reasonable likelihood of safety and effectiveness in human patients;

•	submission to the FDA of an IND, which must become effective before clinical trials in humans can commence. If phase I clinical trials are to be conducted initially outside the United States, a different regulatory filing is required, depending on the location of the trial;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the drug or biologic in the intended disease indication;

•	for drugs, submission of a New Drug Application, or NDA, or a Biologic License Application, or BLA, with the FDA; and

•	FDA approval of the NDA or BLA before any commercial sale or shipment of the drug.
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
In addition to obtaining FDA approval for each product, each drug manufacturing facility must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state, and local agencies, and must comply with GMP requirements. We do not currently have any GMP manufacturing capabilities, and will rely on contract manufacturers to produce material for any clinical trials that we may conduct.
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

Employees
We believe that our success will be based on, among other things, the quality of our clinical programs, our ability to invent and develop superior and innovative technologies and products, and our ability to attract and retain capable management and other personnel. We have assembled a high quality team of scientists, clinical development managers, and executives with significant experience in the biotechnology and pharmaceutical industries.
As of December 31, 2008, we employed 35 full time equivalent employees, 13 with Ph.D. degrees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 14(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.athersys.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC.
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
Since Athersys’ inception in 1995, it has incurred significant losses and negative cash flows from operations. Athersys has incurred net losses of $11 million in 2006, $19 million in 2007 and $18 million in 2008. As of December 31, 2008, we had an accumulated deficit of $178 million, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. To date, substantially all of Athersys’ revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested yet in humans and animal studies. We cannot assure you that we will ever earn revenue or that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.
We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.
The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in Athersys’ operations was $8 million in 2006, $12 million in 2007 and $16 million in 2008. Based on current plans, we anticipate using $11 million to $13 million of our cash (net of cash inflows) to fund our activities in 2009, which includes clinical trial costs to advance our MultiStem programs and reflects a reduction in costs from 2008 as a result of the suspension of the ATHX-105 clinical program early in 2009. We expect to have available cash to fund our operations through 2011 based on our current business and operational plans and assuming no new financings. Our future capital requirements will depend on many factors, including:
•	the progress and costs of our research and development programs, including our ability to develop our current portfolio of therapeutic products, or discover and develop new ones;

•	our ability, or our partners ability and willingness, to advance partnered products or programs, and the speed in which they are advanced;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the progress, scope, costs, and results of our preclinical and clinical testing of any current or future pharmaceutical or MultiStem related products;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our product candidates;

•	expenses related to complying with GMP of therapeutic product candidates;

•	costs of financing the purchases of additional capital equipment and development technologies;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;

•	the amount and timing of payments or equity investments that we receive from collaborators or changes in or terminations of future or existing collaboration and licensing arrangements and the timing and amount of expenses we incur to supporting these collaborations and license agreements;

•	costs associated with the integration of any new operation, including costs relating to future mergers and acquisitions with companies that have complementary capabilities;

•	expenses related to the establishment of sales and marketing capabilities for products awaiting approval or products that have been approved;

•	the level of our sales and marketing expenses; and

•	our ability to introduce and sell new products.
We cannot assure you that we will not need additional capital sooner than currently anticipated. We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms or at all, particularly in light of the current credit crisis. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain.
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
We are heavily dependent on the successful development and commercialization of MultiStem, and if we encounter delays or difficulties in the development of this product candidate, our business would be harmed.
We are heavily dependent upon the successful development of MultiStem for certain diseases and conditions involving acute or ischemic injury or immune system dysfunction. Our business could be materially harmed if we encounter difficulties in the development of this product candidate, such as:
•	delays in the ability to manufacture the product in quantities or in a form that is suitable for any required preclinical studies or clinical trials;

•	delays in the design, enrollment, implementation or completion of required preclinical studies and clinical trials;

•	an inability to follow our current development strategy for obtaining regulatory approval from the FDA because of changes in the regulatory approval process;

•	less than desired or complete lack of efficacy or safety in preclinical studies or clinical trials; and

•	intellectual property constraints that prevent us from making, using, or commercializing the product candidate.

The results seen in animal testing of our product candidates may not be replicated in humans.
This annual report discusses the safety and efficacy seen in preclinical testing of our lead product candidates, including MultiStem, in animals, but we may not see positive results when our other product candidates undergo clinical testing in humans in the future. Preclinical studies and phase I clinical trials are not primarily designed to test the efficacy of a product candidate in humans, but rather to:
•	test short-term safety and tolerability;

•	study the absorption, distribution, metabolism and elimination of the product candidate;

•	study the biochemical and physiological effects of the product candidate and the mechanisms of the drug action and the relationship between drug levels and effect; and

•	understand the product candidate’s side effects at various doses and schedules.
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
Our product canditates are in an early stage of development and we currently have no therapeutic products approved for sale. If we are unable to develop, obtain regulatory approval or market any of our product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.
We are in the early stage of product development, and we are dependent on the application of our technologies to discover or develop therapeutic product candidates. We currently do not sell any approved therapeutic products and do not expect to have any products commercially available for several years, if at all. You must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our product candidates require additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals or clearances before marketing. To date, no one to our knowledge has commercialized any therapeutic products using our technologies and we might never commercialize any product using our technologies and strategy.
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
A key element of our business strategy is to commercialize some of our product candidates through collaborations with other companies. Our strategy includes establishing collaborations and licensing agreements with one or more pharmaceutical, biotechnology or device companies, preferably after we have advanced product candidates through the initial stages of clinical development. However, we may not be able to establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

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
The Angiotech collaboration terminates upon the earliest to occur of (a) if at least one cell therapy product has obtained regulatory approval and we and Angiotech have shared profits with respect to sales of at least one cell therapy product, the date that there has been no sales for 12 months of any cell therapy product that has been the subject of profit-sharing, unless a clinical development candidate is in at least a phase III clinical trial or later, or (b) the later of (1) the expiration date of the last-to-expire patent licensed to Angiotech or (2) the 15-year anniversary. Neither we nor Angiotech may terminate the collaboration at will, but either party may elect at certain points to not move forward with individual product development programs. However, Angiotech has the right to terminate the collaboration if, among other things, Angiotech, in its reasonable judgment, determines that a primary endpoint in a clinical trial within a clinical development plan has not been fulfilled or met, or if the clinical efficacy and/or safety with respect to cells, or a clinical development candidate or a cell therapy product have not been demonstrated.
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

Under the terms of our collaboration agreement with Angiotech, either party may choose, following the completion of phase I trials, to opt-out of its obligation to fund further product development on a product-by-product basis, provided no clinical trials concerning such product candidate are currently ongoing. If Angiotech should decide to opt-out of funding the development of any of the product candidates for the covered indications, for any reason, we may be unable to fund the development on our own and could be forced to halt one or more MultiStem development programs.
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

We intend to seek approval for our product candidates through the FDA approval process. To obtain regulatory approvals, we must, among other requirements, complete clinical trials showing that our products are safe and effective for a particular indication. Under the approval process, we must submit clinical and non-clinical data to demonstrate the medication is safe and effective. For example, we must be able to provide data and information, which may include extended pharmacology, toxicology, reproductive toxicology, bioavailability and genotoxicity studies to establish suitability for phase II or large scale phase III clinical trials.
All of our product candidates are at an early stage of development. As these programs enter and progress through early stage clinical development, or complete additional non-clinical testing, an indication of a lack of safety or lack of efficacy may result in the early termination of an ongoing trial, or may cause us or any of our collaborators to forego further development of a particular product candidate or program. The FDA or other regulatory agencies may require extensive clinical trials or other testing prior to granting approval, which could be costly and time consuming to conduct. Any of these developments would hinder, and potentially prohibit, our ability to commercialize our product candidates. We cannot assure you that clinical trials will in fact demonstrate that our products are safe or effective.
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
If we are successful at obtaining regulatory approval for MultiStem or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical studies that are expensive and time consuming to conduct. In particular, therapeutic products administered for the treatment of persistent or chronic conditions, such as obesity, are likely to require extensive follow-up studies and close monitoring of patients after regulatory approval has been granted, for any signs of adverse effects that occur over a long period of time. These studies may be expensive and time consuming to conduct and may reveal side effects or other harmful effects in patients that use our therapeutic products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling or that require withdrawal of the product from the market, which would cause our revenue to decline.
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
We may rely on third parties to manufacture our pharmaceutical product candidates and our MultiStem product candidate. There can be no guarantee that we can obtain sufficient and acceptable quantities of our pharmaceutical product candidates or of our MultiStem product candidate on acceptable terms, which may delay or impair our ability to develop, test and market such products.
Our current business strategy relies on third parties to manufacture and produce our pharmaceutical product candidates and MultiStem product candidate in accordance with good manufacturing practices established by the FDA, or similar regulations in other countries. Our pharmaceutical product candidates or MultiStem product candidate may be in competition with other products or companies for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority than our product candidates. These third parties may not deliver sufficient quantities of our pharmaceutical or MultiStem product candidates, manufacture our pharmaceutical and MultiStem product candidates in accordance with specifications, or comply with applicable government regulations. Additionally, if the manufactured products fail to perform as specified, our business and reputation could be severely impacted.
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
Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and our pharmaceutical products. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of compounds and methods for using them for which we seek patent protection. We cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. We have filed multiple patent applications that seek to protect the composition of matter and method of use related to our small molecule programs. In addition, we are prosecuting more than 25 distinct patent applications directed to composition, methods of production, and methods of use of MultiStem and related technologies. If we are unsuccessful in obtaining these patents, we may ultimately be unable to commercialize products that we are developing or may elect to develop in the future.
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
In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents or to defend the validity of any of our or our licensor’s future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business. With respect to certain of our inventions, we have decided not to pursue patent protection outside the United States, both because we do not believe it is cost effective and because of confidentiality concerns. Accordingly, our international competitors could develop and receive foreign patent protection for gene sequences and functions for which we are seeking United States patent protection, enabling them to sell products that we have developed.
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
We face significant competition with respect to our product candidates. With regard to our efforts to develop MultiStem as a novel stem cell therapy, currently, there are a number of companies that are actively developing stem cell products, which encompass a range of different cell types, including embryonic stem cells, umbilical cord stem cells, adult-derived stem cells, and processed bone marrow derived cells. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our MultiStem product platform and technologies, as well as our pharmaceutical formulations, becoming obsolete.
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
Frequently foreign governments impose strict price controls on newly approved therapeutic products. If we obtain regulatory approval to sell products in foreign countries, we may be unable to obtain a price that provides an adequate financial return on our investment. Furthermore, legislation in the United States may permit re-importation of drugs from foreign countries into the United States, including re-importation from foreign countries where the drugs are sold at lower prices than in the United States due to foreign government-mandated price controls. Such a practice, especially if it is conducted on a widespread basis, may significantly reduce our potential United States revenues from any drugs that we are able to develop.
If we elect not to sell our products in foreign countries that impose government mandated price controls because we decide it is uneconomical to do so, a foreign government or patent office may attempt to terminate our intellectual property rights in that country, enabling competitors to make and sell our products.
In some cases we may choose not to sell a product in a foreign country because it is uneconomical to do so under a system of government-imposed price controls, or because it could severely limit our profitability in the United States or other markets. In such cases, a foreign government or patent office may terminate any intellectual property rights we may obtain with respect to that product. Such a termination could enable competitors to produce and sell our product in that market. Furthermore, such products may be exported into the United States through legislation that authorizes the importation of drugs from outside the United States. In such an event, we may have to reduce our prices, or we may be unable to compete with low-cost providers of our drugs, and we could be financially harmed as a result.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 53,000 square feet of space for our corporate offices and laboratories, with about 40,000 square feet of state-of-the-art laboratory space. The lease currently expires in March 2010, and we have an option to extend the lease in annual increments through March 2013 at our current rent of $267,000 per year. In 2008, we entered into a three-year lease agreement for office and laboratory space for our Belgian subsidiary, with an annual rent of approximately $42,000, subject to annual adjustments based on an inflationary index. The lease includes an option to expand, which, if exercised, would result in annual rent of approximately $80,000. The lease includes an option to renew for four additional years through December 31, 2014.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Currently, there are no such proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of 2008.
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
Gil Van Bokkelen, Ph.D.
Age: 48
Dr. Van Bokkelen has served as our Chief Executive Officer and Chairman since June 2007. Dr. Van Bokkelen co-founded Athersys in October 1995 and served as Chief Executive Officer and Director since Athersys’ founding. Prior to May 2006, he also served as Athersys’ President. He has served as Chairman of Athersys’ board of directors since August 2000. Dr. Van Bokkelen is the current Chairman of the Center for Stem Cells and Regenerative Medicine, and has served on a number of other boards, including the Biotechnology Industry Organization’s ECS board of directors from 2001 to 2004 and in 2008, and the Kent State University Board of Trustees from 2001 to 2004, and has served as an advisor to a number of early stage and venture-backed companies, venture capital firms and non-profit organizations. He received his Ph.D. in Genetics from Stanford University, his B.A. in Economics from the University of California at Berkeley, and his B.A. in Molecular Biology from the University of California at Berkeley.
William (BJ) Lehmann, Jr., J.D.
Age: 43
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

John J. Harrington, Ph.D.
Age: 41
Dr. Harrington has served as our Chief Scientific Officer, Executive Vice President and Director since June 2007. Dr. Harrington co-founded Athersys in October 1995 and has served as Athersys’ Executive Vice President and Chief Scientific Officer and as Director since Athersys’ founding. Dr. Harrington led the development of the RAGE technology as well as its application for gene discovery, drug discovery and commercial protein production applications. He is a listed inventor on 20 issued or pending United States patents, has authored 20 scientific publications, and has received numerous awards for his work, including being named one of the top international young scientists by MIT Technology Review in 2002. Dr. Harrington has overseen the therapeutic product development programs at Athersys since their inception, and during his career he has also held positions at Amgen and Scripps Clinic. He received his Ph.D. in Cancer Biology from Stanford University and his B.A. in Biochemistry and Cell Biology from the University of California at San Diego.
Robert J. Deans, Ph.D.
Age: 57
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
Age: 45
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
Since December 12, 2007, our common stock has been traded on the NASDAQ Capital Market under the symbol “ATHX.” Set forth below are the high and low sale prices for our common stock on the NASDAQ Capital Market for the periods indicated.

	High	Low
Year ended December 31, 2008:
First Quarter	$5.00	$3.00
Second Quarter	$4.23	$1.55
Third Quarter	$4.00	$1.17
Fourth Quarter	$1.88	$0.15

	High	Low
Year ended December 31, 2007:
Fourth Quarter (from December 12, 2007 through December 31, 2007)	$5.01	$3.51
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
Year ended December 31, 2007:
Second Quarter	$10.00	$5.25
Third Quarter	$8.75	$7.00
Fourth Quarter (through December 11, 2007)	$8.00	$4.40
These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Holders
As of February 28, 2009, the number of holders of record was approximately 789, one of which is Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held by record by Cede & Co., as one stockholder.
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

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
Revenues:
License fees	$1,880	$1,433	$1,908	$763	$820
Grants	1,225	1,827	1,817	2,833	2,318

Total revenues	3,105	3,260	3,725	3,596	3,138
Costs and expenses:
Research and development	16,500	15,817	9,741	12,578	12,415
General and administrative	5,479	7,975	3,347	3,755	4,717
Depreciation	218	283	528	982	1,297
Restructuring costs	—	—	—	251	107

Loss from operations	(19,092)	(20,815)	(9,891)	(13,970)	(15,398)
Other income (expense):
Other income and equity in earnings of unconsolidated affiliate	48	2,017	208	18	—

Interest income	1,146	1,591	119	317	317

Interest expense and other	(94)	(1,263)	(1,047)	(964)	(73)

Accretion of premium on convertible debt	—	(456)	(260)	—	—

Loss before cumulative effect of change in accounting principle	$(17,992)	$(18,926)	$(10,871)	$(14,599)	$(15,154)

Cumulative effect of change in accounting principle	—	—	306	—	—

Net loss	(17,992)	(18,926)	(10,565)	(14,599)	(15,154)

Preferred stock dividends	—	(659)	(1,408)	(2,253)	(2,325)

Deemed dividend resulting from induced conversion of convertible preferred stock	—	(4,800)	—	—	—

Net loss attributable to common stockholders	$(17,992)	$(24,385)	$(11,973)	$(16,852)	$(17,479)

Basic and diluted net loss per common share attributable to common stockholders:

Loss before cumulative effect of change in accounting principle	$(0.95)	$(2.26)	$(41.89)	$(57.79)	$(59.82)
Cumulative effect of change in accounting principle	—	—	1.05	—	—

Net loss	$(0.95)	$(2.26)	$(40.84)	$(57.79)	$(59.82)

Weighted average shares outstanding, basic and diluted	18,927,988	10,811,119	293,142	291,612	292,173

	December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:

Cash and cash equivalents	$12,552	$13,248	$1,528	$1,080	$3,303
Available-for-sale securities (short-tem)	15,460	22,477	—	3,481	13,976
Working capital (deficit)	26,789	32,849	(3,206)	1,828	17,018
Available-for-sale securities (long-tem)	3,601	13,850	—	—	—
Total assets	33,877	52,225	4,266	7,309	20,894
Long-term obligations, less current portion	—	—	9,310	4,684	7,215
Accrued dividends	—	—	8,882	7,473	11,236

Total stockholders’ equity (deficit)	31,563	47,631	(20,007)	(8,584)	1,151

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this annual report on Form 10-K.
Overview and Recent Developments
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies, we have established a pipeline of therapeutic product development programs in multiple disease areas. Our current product development portfolio consists of MultiStem, a patented and proprietary stem cell product that we are developing as a treatment for multiple disease indications, and that is currently being evaluated in two ongoing clinical trials. In addition, we are developing novel pharmaceuticals to treat indications such as obesity, certain cognitive and attention disorders, as well as narcolepsy, other forms of excessive daytime sleepiness and chronic fatigue associated with certain disease indications.
Current Programs
In 2008, we advanced two MultiStem programs into clinical development, initiating phase I studies in cardiovascular disease (treating patients that have suffered an acute myocardial infarction) and in oncology treatment support (administering MultiStem to leukemia or lymphoma patients who are receiving a traditional bone marrow or HSC transplant to reduce the risk or severity of GVHD). We are conducting the acute myocardial infarction clinical trial with our partner Angiotech. In May 2006, we entered into a product co-development collaboration with Angiotech to jointly develop and ultimately market MultiStem for the treatment of damage caused by myocardial infarction and peripheral vascular disease. We retain the exclusive commercial rights to the development of MultiStem for other indication areas, including oncology treatment support, neurological indications, autoimmune disease, and other areas.
In September 2008, Angiotech announced certain reorganization initiatives to reduce its costs, citing the potential need for an amendment and reduction in cash outlays related to our collaboration on a list of possible actions. At this time, no such amendment or reduction has been requested or made to our collaboration, and Angiotech continues to fund its share of phase I costs on a timely basis. In the event that Angiotech fails to fund its obligations under the terms of our contract, our net costs for the phase I clinical trial would increase or the clinical trial may be curtailed.
We applied to the FDA in the summer of 2008 to initiate a double blind, placebo controlled phase II clinical trial involving administration of ATHX-105 to patients in the United States. In September 2008, following the FDA’s review of our investigational new drug application, or IND, the proposed trial was placed on partial clinical hold pending the receipt of additional information and resolution of several issues relating to ATHX-105’s preclinical package and the proposed phase II study design.
At the suggestion of the FDA, we conducted two additional studies to provide further data about ATHX-105’s potential toxicological profile, one repeating a prior study under different conditions and another study that we had not previously conducted and that is not typically included in preclinical evaluation. While the first study confirmed our prior negative findings, meaning the absence of a relevant toxicological effect, the second study produced data that suggests a rat specific toxicological effect. We met with the FDA to discuss the issues and reached resolution regarding all of the study design issues related to the partial clinical hold. However, based on the results of the additional test and discussions with the FDA, we believe that the apparent rodent specific effect could require additional non-clinical studies and greatly complicate long-term toxicology testing and thereby increase substantially the development time, risks and costs associated with subsequent development of ATHX-105. Furthermore, these increased risks of development could make it substantially more difficult or impractical for us to establish an attractive, third-party collaboration for the further development and commercialization of ATHX-105.
Consequently, we have decided to suspend further development of ATHX-105 and withdraw our IND application, and are currently focusing on the advancement of next generation compounds that exhibit improved characteristics. While the potential significance of this toxicological effect to humans remains unclear, it appears to be a compound-specific effect that is not representative of the class of next generation compounds that we are continuing to develop while we explore potential partnerships for the program.
We are also independently developing novel orally active pharmaceutical products for the treatment of certain central nervous system disorders, including disorders such as narcolepsy, excessive daytime sleepiness, and chronic fatigue, as well as other potential indications such as attention deficit hyperactivity disorder and other cognitive disorders such as schizophrenia.

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
In May 2007, Athersys terminated the majority of stock option awards to its officers, employees, directors and consultants. Only a nominal number of option awards (5,052 option shares) held by former employees and consultants were assumed by us. Upon closing the merger, options for 3,625,000 shares of common stock were issued under our equity incentive plans to employees, directors and consultants with an exercise price of $5.00 per share, resulting in stock compensation expense of $5.1 million in 2007.
Also in May 2007, Athersys sold certain non-core technology related to its asthma discovery program to Wyeth Pharmaceuticals for $2.0 million.

We have incurred losses since inception of operations in December 1995 and had an accumulated deficit of $178 million at December 31, 2008. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
Results of Operations
Since our inception, our revenues have consisted of license fees and milestone payments from our collaborators and grant proceeds primarily from federal and state grants. We have derived no revenue on the sale of FDA-approved products to date. Research and development expenses consist primarily of costs associated with external clinical and preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property application processes, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our products and manufacture our products. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. To date, we have financed our operations through private equity and debt financing and investments by strategic collaborators. We expect to continue to incur substantial losses through at least the next several years.
The following table sets forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.

	Year ended December 31,
Revenues	2008	2007	2006
License fees	$1,880	$1,433	$1,908
Grant revenue	1,225	1,827	1,817

	$3,105	$3,260	$3,725

Research and development expenses	Year ended December 31,
Type of expense	2008	2007	2006
Personnel costs	$2,924	$2,813	$2,721
Research supplies	849	679	1,208
Facilities	817	762	879
Clinical and preclinical development costs	7,878	5,723	2,702
Sponsored research	393	465	579
Patent legal fees	1,481	1,086	595
Other	1,431	1,821	781
Stock-based compensation	727	2,468	276

	$16,500	$15,817	$9,741

General and administrative expenses	Year ended December 31,
Type of expense	2008	2007	2006
Personnel costs	$1,726	$1,987	$1,891
Facilities	342	330	291
Legal and professional fees	1,032	1,165	590
Other	1,250	1,822	392
Stock-based compensation	1,129	2,671	183

	$5,479	$7,975	$3,347

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues. Revenues decreased to $3.1 million for the year ended December 31, 2008 from $3.3 million for 2007. Grant revenue decreased $0.6 million primarily due to the completion of a 2006 state grant in October 2008 as well as the timing of expenditures that are reimbursed with grant proceeds. License fee revenues increased $0.4 million as a result of the nature and timing of target acceptances under our collaboration agreement with Bristol-Myers Squibb and the achievement of a clinical development milestone in September 2008. During 2009, our revenues may fluctuate compared to 2008 based on the timing of Bristol-Myers Squibb’s demand for targets and the timing of our work and based on the achievement and timing of Bristol-Myers Squibb milestones, if any. Beyond 2009, we anticipate that Bristol-Myers Squibb’s demand for new targets will be reduced. Additionally, our grant revenues could fluctuate during any year based on the timing of grant-related activities and the award of new grants.
Research and Development Expenses. Research and development expenses increased to $16.5 million in 2008 from $15.8 million in 2007. The increase of approximately $0.7 million related primarily to an increase in clinical and preclinical development costs of $2.2 million, an increase in patent legal fees of $395,000, an increase in research supplies expenses of $170,000 and an increase in personnel costs of $111,000 in 2008 compared to 2007. These increases were partially offset by a decrease in stock compensation expense of $1.7 million, a decrease in other expenses of $390,000 and a decrease in sponsored research of $72,000 in 2008 compared to 2007. The $2.2 million increase in preclinical and clinical costs is a result of the completion of the ATHX-105 phase I clinical trial, preparations for the ATHX-105 phase II clinical trial, completion of two additional phase I trials in the United Kingdom, performance of ATHX-105 non-clinical studies, and increases in MultiStem preclinical and clinical costs and manufacturing expenses. Our clinical costs in 2008 and 2007 are reflected net of Angiotech’s cost-sharing amount related to our MultiStem acute myocardial infarction collaboration in the amount of $943,000 and $63,000, respectively. The increase in patent legal fees for 2008 was a result of maintaining our growing and maturing portfolio of patent applications, including prosecution costs for several cases that entered the national phase in 2008. Personnel costs increased due to the addition of personnel in support of our clinical programs, annual salary increases and increased benefit costs, which was partially offset by the absence of bonus payments in 2008. The decrease in other expenses was primarily a result of a milestone payment in 2007 in the amount of $1.0 million associated with a stem cell collaboration milestone and a stem cell IND milestone and was paid to the former owners of the technology. This decrease was partially offset by an increase in outsourced research and development expenses. We expect our research and development expenses to decrease in 2009, primarily as a result of the decision to suspend further development of ATHX-105, partially offset by expected increases in clinical development costs associated with our MultiStem programs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses decreased to $5.5 million in 2008 from $8.0 million in 2007. The $2.5 million decrease was due primarily to a decrease in stock compensation expense of $1.5 million, decrease in other expenses of $572,000, decrease in personnel costs of $261,000 , and a decrease in legal and professional fees of $133,000. The decrease in other expenses for 2008 was primarily as result of a one-time advisory fee of $350,000 in 2007 related to the merger. Personnel costs decreased due to the absence of bonus payments in 2008, which was partially offset by the addition of administrative support personnel, annual salary increases and increased benefit costs. The decrease in legal and professional fees in 2008 was primarily a result of reduced legal fees incurred in connection with SEC filings and transactional work. We expect our general and administrative expenses to continue at similar levels in 2009.
Depreciation. Depreciation expense decreased to $218,000 in 2008 from $283,000 in 2007. The decrease in depreciation expense was due to more laboratory equipment, computer equipment, furniture and leasehold improvements becoming fully depreciated.
Other Income. In May 2007, Athersys sold certain non-core technology related to its asthma discovery program to Wyeth Pharmaceuticals for $2.0 million.
Interest Income. Interest income decreased to $1.1 million in 2008 from $1.6 million in 2007. The change in interest income was due to the receipt and investment of the proceeds from the equity offering in June 2007, the proceeds of which have been declining as they are used to fund operations. Due to declining interest rates and lower cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our 2009 interest income to be less than 2008.
Interest Expense. Interest expense on Athersys’ debt outstanding under its senior loan and its subordinated convertible promissory notes decreased to $94,000 in 2008 from $1.3 million in 2007. The decrease in interest expense was due to the repayment of the senior loan in June 2008, conversion in June 2007 of $2.5 million in aggregate principal amount of subordinated convertible promissory notes issued to bridge investors, and conversion in June 2007 of $10 million in aggregate principal amount of subordinated convertible promissory notes issued to Angiotech. We do not expect any significant interest expense in 2009 unless we incur new debt.
Accretion of Premium on Convertible Debt. The accretion of premium on convertible debt of $0.5 million in 2007 relates to the $2.5 million in aggregate principal amount of subordinated secured convertible promissory notes issued to bridge investors in 2006 that were converted into common stock upon the closing of the equity offering in June 2007. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. Athersys computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. The unamortized premium was reversed and recorded in additional paid-in-capital when the notes were converted in June 2007.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues. Revenues decreased to $3.3 million for the year ended December 31, 2007 from $3.7 million for 2006. License fee revenues decreased $0.5 million as a result of the nature and timing of target acceptances under our collaboration agreement with Bristol-Myers Squibb and Pfizer. Grant revenue remained consistent at $1.8 million for each of 2007 and 2006.
Research and Development Expenses. Research and development expenses increased to $15.8 million in 2007 from $9.7 million in 2006. The increase of approximately $6.1 million related primarily to an increase in clinical and preclinical development costs of $3.0 million, an increase in stock compensation expense of $2.2 million, an increase in other expenses of $1.0 million and an increase in patent legal fees of $0.5 million in 2007 compared to 2006. These increases were partially offset by a decrease in research supplies expenses of $529,000, a decrease in sponsored research of $114,000 and a decrease in facilities costs of $117,000 in 2007 compared to 2006. The $3.0 million increase in preclinical and clinical costs is a result of the initiation of the ATHX-105 phase I clinical trial, performance of ATHX-105 non-clinical studies, and increases in MultiStem preclinical and clinical costs and manufacturing expenses. Included in other expenses for 2007 were two milestone payments totaling $1.0 million in cash and stock associated with a collaboration milestone and an IND milestone related to our stem cell technology paid to the former owners of the technology. In 2006, other expenses included a milestone payment of $125,000 paid in stock related to a patent milestone covering the stem cell technology. These were the final milestone payments to be made by us under the agreement governing the acquisition of the stem cell technology. The increase in patent legal fees for 2007 was a result of maintaining our growing and maturing portfolio of patent applications and the performance of patent legal work related to the May 2007 asthma asset sale. Included in personnel costs for 2007 and 2006 was approximately $447,000 and $121,000, respectively, of bonus payments related to the achievement of certain milestones. We do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

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
Accretion of Premium on Convertible Debt. The accretion of premium on convertible debt was $0.5 million in 2007 and $0.3 million in 2006. The accretion relates to the $2.5 million in aggregate principal amount of subordinated secured convertible promissory notes issued to bridge investors in October 2006 that were converted into common stock upon the closing of the equity offering in June 2007. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal. Athersys computed a premium on the debt in the amount of $5.25 million due upon redemption, which was being accreted over the term of the notes using the effective interest method. The unamortized premium was reversed and recorded in additional paid-in-capital when the notes were converted in June 2007.
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

Liquidity and Capital Resources
Our sources of liquidity include our cash balances and available-for-sale securities. At December 31, 2008, we had $12.6 million in cash and cash equivalents and $19.1 million in available-for-sale securities. Athersys has primarily financed its operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million.
In September 2008, Bristol-Myers Squibb successfully advanced into phase II clinical development a drug candidate discovered using a target provided by us, thereby triggering a clinical development milestone payment to us. Our collaboration agreement with Bristol-Myers Squibb, which was initially established in 2001, is now in its final phase. We intend to continue to prepare and deliver validated drug targets for use by Bristol-Myers Squibb in its drug discovery efforts until the collaboration objectives have been fulfilled. We will remain entitled to receive license fees for targets delivered to Bristol-Myers Squibb, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology.
Our available-for-sale securities typically include United States government obligations, corporate debt securities, floating rate notes and commercial paper. As of December 31, 2008, approximately 72% of our investments were in United States government obligations. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.
We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. Based on current plans, we anticipate using $11 million to $13 million of our cash (net of cash inflows) to fund our activities in 2009, which includes clinical trial costs to advance our MultiStem programs and reflects a reduction in costs from 2008 as a result of the suspension of the ATHX-105 clinical program early in 2009. We expect to have available cash to fund our operations through 2011 based on our current business and operational plans and assuming no new financings. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, the time and cost related to proposed regulatory approvals, if any, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms, particularly in light of the current credit crisis. Any shortfall in funding could result in our having to curtail our research and development efforts.
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
Net cash used in operating activities was $15.7 million, $12.1 million and $8.4 million in 2008, 2007 and 2006, respectively, and represented the use of cash in funding clinical and preclinical product development activities. We expect that net cash used in operating activities will decrease in 2009 primarily as a result of the decision to suspend further development of ATHX-105, which will be partially offset by expected increases in clinical development costs associated with our MultiStem programs.
Net cash provided by investing activities was $16.8 million in 2008 and $3.4 million in 2006. Net cash used in investing activities was $36.4 million in 2007. The fluctuations from period to period are due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $532,000, $161,000 and $83,000 in 2008, 2007 and 2006, respectively. We expect that our capital equipment expenditures will continue at similar levels in 2009 compared to 2008.

Financing activities used cash of $1.8 million in 2008 and provided cash of $60.2 million in 2007 and $5.4 million in 2006. These fluctuations relate primarily to proceeds from the equity offering in June 2007, the issuance of convertible promissory notes in 2007 and 2006 to Angiotech and the bridge investors in 2006, and repayments of our senior loan.
Investors in the equity offering in June 2007 also received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the June offering, Radius Venture Partners, invested $10.0 million in the June offering and received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents for the June offering received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at December 31, 2008.
Our senior loan was repaid in full in June 2008. The senior lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No milestone events have occurred as of December 31, 2008. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at December 31, 2008.
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
Under the terms of the collaboration, the parties are jointly funding clinical development activity, whereby preclinical costs are borne solely by us, costs for phase I and phase II clinical trials are borne 50% by us and 50% by Angiotech, costs for the first phase III clinical trial will be borne 33% by us and 67% by Angiotech, and costs for any phase III clinical trials subsequent to the first phase III clinical trial will be borne 25% by us and 75% by Angiotech. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. Late in 2007, the parties began to share costs for phase I clinical development, which is reconciled quarterly. As of December 31, 2008, $234,000 was due from Angiotech representing its share of costs for the fourth quarter of 2008.
We will receive nearly half of the net profits from the sale of any jointly developed, approved products. In addition, we will retain the commercial rights to MultiStem for all other therapeutic applications, including treatment of stroke, bone marrow transplantation and oncology support, blood and immune system disorders, autoimmune disease, and other indications that we may elect to pursue. In September 2008, Angiotech announced certain reorganization initiatives to reduce its costs, citing the need for a potential amendment and reduction in cash outlays related to our collaboration, among a list of several selected actions. At this time, no such amendment or reduction has been made to our collaboration, and Angiotech continues to fund its share of phase I costs on a timely basis. In the event that Angiotech fails to fund its obligations under the terms of our contract, our costs for the phase I clinical trial would increase or the clinical trial may be curtailed.

Our contractual payment obligations as of December 31, 2008 are as follows:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1 — 3 Years	3 — 5 Years	5 Years

Operating leases for facilities and equipment lease	$493,000	$335,000	$137,000	$21,000	—

Research funding	253,000	253,000	—	—

Total	$746,000	$588,000	$137,000	$21,000	—
We have an operating lease for our office and laboratory space with options to renew through March 2013 at the existing rental rate. We exercised options to renew the lease through March 2010. In 2008, we entered into a three-year lease agreement for office and laboratory space for our Belgian subsidiary with an annual rent of approximately $42,000, subject to annual adjustments based on an inflationary index. The lease includes an option to renew for four additional years, through December 31, 2014.
The research funding in the table above represents our current funding commitment for a four-year research program that began in 2007. We approved the funding for the first two years of research programs; however, funding for the remaining two years is subject to our continuation of the program and approval of the annual research plans. If we approve funding for the remaining two years of the program, we will be obligated to contribute additional funding for the program.
We filed a resale registration statement with the SEC for 18,508,251 shares of common stock, which includes all shares of common stock issued in the equity offering in June 2007 and shares of common stock issuable upon exercise of the warrants issued in the offering (as well as the 531,781 shares of common stock issued to the bridge investors and the 132,945 shares underlying their warrants). The resale registration statement was declared effective by the SEC on October 18, 2007. Under the registration rights agreement entered into in connection with the offering, subject to certain exceptions, if the resale registration statement ceases to remain effective, a 1% cash penalty will be assessed for each 30-day period until the registration statement becomes effective again, capped at 10% of the aggregate gross proceeds we received from the equity offering. Because the penalty is based on the number of unregistered shares of common stock held by investors in the offering, our maximum penalty exposure will decline over time as investors sell their shares of common stock that were included in the registration statement.
Athersys has never paid dividends on its capital stock, and all accrued cumulative dividends were eliminated in June 2007 in connection with the merger.
We have no off-balance sheet arrangements.
Critical Accounting Policies and Management Estimates
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operation are based on Athersys’ consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

A discussion of the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting polices is as follows:
Revenue Recognition
Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, which provide guidance on revenue recognition in financial statements and are based on the interpretations and practices developed by the SEC. Our license and collaboration agreements may contain multiple elements, including technology access and development fees, cost-sharing, milestones and royalties.
Our license fee revenue primarily consists of fees received from a collaborator, which are specifically set forth in the license and collaboration agreement as amounts due to us based on our completion of certain tasks (e.g., delivery and acceptance of a cell line) and development milestones (e.g., clinical trial phases) and as such are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as tasks are completed, and as milestones are achieved.
Similarly, revenue from grants consists of funding under cost reimbursement programs primarily from federal and state sources for qualified research and development activities performed by us and as such are not based on estimates that are susceptible to change. Such amounts are invoiced (unless prepaid) and recorded as revenue as tasks are completed.
Collaborative Arrangements
Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost, less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes.
Clinical Trial Costs
Clinical trial costs are accrued based on work performed by outside contractors who manage and perform the trials. We obtain initial estimates of total costs based on enrollment of subjects, project management estimates and other activities. Actual costs are typically charged to us and recognized as the tasks are completed by the contractor. Accrued clinical trial costs may be subject to revisions as clinical trials progress, and any revisions are recorded in the period in which the facts that give rise to the revisions become known. Since such actual costs are typically invoiced as incurred, the amounts are not based on estimates that are susceptible to change.
Investments in Available-for-Sale Securities
We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157 related to our financial assets and liabilities on January 1, 2008, and accordingly, we determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investments typically consist primarily of United States government obligations, corporate debt securities, floating rate notes and commercial paper, all of which are classified as available-for-sale and are valued based on quoted prices in active markets for identical assets (Level 1). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income. Since the elements related to accounting for these investments are reflected on monthly statements, the amounts are not based on estimates that are susceptible to change.

In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP did not have an impact on our financial statements.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. We recognize expense on the straight-line method.
We use a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123(R). The expected term of options granted represent the period of time that option grants are expected to be outstanding. We use the “simplified” method under SEC Staff Accounting Bulletin No. 110 to calculate the expected life of option grants in 2008 and 2007 given our limited history. We determine volatility by using the historical stock volatility of other companies with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from the estimate, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.
All of the aforementioned estimates and assumptions are evaluated on a quarterly basis and may change as facts and circumstances warrant. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our financial statements.
Recently Issued Accounting Standards
In December 2007, the FASB ratified the consensus reached in EITF Issue No. 07-1, Accounting for Collaborative Arrangements. The effective date of EITF 07-1 is January 1, 2009 for calendar year companies with retrospective application required for all periods presented for collaborative arrangements existing as of the effective date. EITF 07-1 requires certain disclosures related to collaborative arrangements where parties are active participants and exposed to significant risks and rewards dependent on the commercial success of the activity. We do not expect its adoption to have a material impact on our financial statements.
In May 2008, the FASB issued FASB Staff Position APB 14-1, or FSP 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We currently have no convertible debt instruments, but are evaluating the retrospective effect that FSP 14-1 may have on our financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, the new standard requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. This new standard also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed. We do not expect its adoption to have a material impact on our financial statements. SFAS No. 141R could have a material impact on our financial statements in future periods if we complete a significant acquisition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies, corporate debt securities, floating-rate notes and A1+/P1 commercial paper. As of December 31, 2008, approximately 72% of our investments were in United States government obligations. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.
We enter into loan arrangements with financial institutions when needed and when available to us. At December 31, 2008, we had no borrowings outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Athersys, Inc.
Years Ended December 31, 2008, 2007 and 2006

Athersys, Inc.
Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Athersys, Inc.
We have audited the accompanying consolidated balance sheets of Athersys, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Athersys, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
March 12, 2009

Athersys, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$12,552	$13,248
Available-for-sale securities	15,460	22,477
Accounts receivable	260	836
Receivable from Angiotech	234	63
Investment interest receivable	189	262
Deposits	—	163
Prepaid expenses and other	408	394

Total current assets	29,103	37,443

Available-for-sale securities	3,601	13,850
Deposits	144	100
Accounts receivable, net	—	42
Notes receivable, net	12	86
Equipment, net	701	387
Equity investments	316	317

Total assets	$33,877	$52,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,498	$1,011
Accrued compensation and related benefits	97	71
Accrued clinical trial costs	58	735
Accrued expenses and other	661	993
Current portion of long-term debt, net	—	1,784

Total current liabilities	2,314	4,594

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 18,927,988 shares issued and outstanding at December 31, 2008 and and December 31, 2007	19	19
Additional paid-in capital	209,895	208,039
Accumulated other comprehensive income	120	52
Accumulated deficit	(178,471)	(160,479)

Total stockholders’ equity	31,563	47,631

Total liabilities and stockholders’ equity	$33,877	$52,225

See accompanying notes.

Athersys, Inc.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues
License fees	$1,880	$1,433	$1,908
Grant revenue	1,225	1,827	1,817

Total revenues	3,105	3,260	3,725

Costs and expenses
Research and development (including stock compensation expense of $727, $2,468 and $276 in 2008, 2007 and 2006, respectively)	16,500	15,817	9,741
General and administrative (including stock compensation expense of $1,129, $2,671 and $183 in 2008, 2007 and 2006, respectively)	5,479	7,975	3,347
Depreciation	218	283	528

Total costs and expenses	22,197	24,075	13,616

Loss from operations	(19,092)	(20,815)	(9,891)
Other income	49	2,017	91
Equity in earnings (loss) of unconsolidated affiliate	(1)	—	117
Interest income	1,146	1,591	119
Interest expense	(94)	(1,263)	(1,047)
Accretion of premium on convertible debt	—	(456)	(260)

Loss before cumulative effect of change in accounting principle	(17,992)	(18,926)	(10,871)
Cumulative effect of change in accounting principle	—	—	306

Net loss	$(17,992)	$(18,926)	$(10,565)

Preferred stock dividends	—	(659)	(1,408)
Deemed dividend resulting from induced conversion of convertible preferred stock	—	(4,800)	—

Net loss attributable to common stockholders	$(17,992)	$(24,385)	$(11,973)

Basic and diluted net loss per common share attributable to common stockholders
Loss before cumulative effect of change in accounting principle	$(0.95)	$(2.26)	$(41.89)
Cumulative effect of change in accounting principle	—	—	1.05

Net loss	$(0.95)	$(2.26)	$(40.84)

Weighted average shares outstanding, basic and diluted	18,927,988	10,811,119	293,142
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In Thousands, Except Share Amounts)

	Convertible						Accumulated	Unearned		Total
	Preferred Stock		Common Stock		Additional		Other	Compensation-		Stockholders’
	Number	Stated	Number	Par	Paid-in	Treasury	Comprehensive	Common Stock	Accumulated	Equity
	of Shares	Value	of Shares	Value	Capital	Stock	Income (Loss)	Options	Deficit	(Deficit)

Balance at January 1, 2006	364,524	$68,301	290,941	$—	$55,179	$(250)	$(17)	$(809)	$(130,988)	$(8,584)
Issuance of common stock	—	—	2,829	—	130	—	—	—	—	130
Issuance of common stock warrant	—	—	—	—	250	—	—	—	—	250
Adoption of SFAS No. 123(R)	—	—	—	—	(809)	—	—	809	—	—
Stock-based compensation	—	—	—	—	153	—	—	—	—	153
Accrued dividends — Class C	—	—	—	—	(1,408)	—	—	—	—	(1,408)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,565)	(10,565)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	17	—		17

Total comprehensive loss										(10,548)

Balance at December 31, 2006	364,524	68,301	293,770	—	53,495	(250)	—	—	(141,553)	(20,007)
Stock based compensation	—	—	—	—	5,139	—	—	—	—	5,139
Accrued dividends — Class C	—	—	—	—	(659)	—	—	—	—	(659)
Elimination of cumulative accrued dividends — Class C	—	—	—	—	9,541	—	—	—	—	9,541
Conversion of preferred stock to common stock	(364,524)	(68,301)	1,912,356	2	68,299	—	—	—	—	—
Issuance of common stock from warrant exercises	—	—	1,003,190	1	9	—	—	—	—	10
Retirement of treasury stock	—	—	—	—	(250)	250	—	—	—	—
Shares of common stock for merger with BTHC VI, Inc.	—	—	299,622	—		—	—	—	—	—
Issuance of common stock, net of expenses	—	—	13,001,379	13	58,479	—	—	—	—	58,492
Issuance of common stock warrants	—	—	—	—	492	—	—	—	—	492
Issuance of common stock for conversion of convertible notes	—	—	2,417,671	3	13,494	—	—	—	—	13,497
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(18,926)	(18,926)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	52	—	—	52

Total comprehensive loss										(18,874)

Balance at December 31, 2007	—	—	18,927,988	19	208,039	—	52	—	(160,479)	47,631
Stock based compensation	—	—	—	—	1,856	—	—	—	—	1,856
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(17,992)	(17,992)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	68	—	—	68

Total comprehensive loss										(17,924)

Balance at December 31, 2008	—	$—	18,927,988	$19	$209,895	$—	$120	$—	$(178,471)	$31,563

See accompanying notes.

Athersys, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(17,992)	$(18,926)	$(10,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	218	283	528
Gain on sale of equipment	(24)	—	—
Equity in (earnings) loss of unconsolidated affiliate	1	—	(117)
Accretion of premium on convertible debt	—	456	260
Provision/forgiveness of notes receivable	74	193	122
Earned milestone applied to note receivable	—	283	—
Stock-based compensation	1,856	5,139	459
Expense related to warrants issued to lenders	16	476	—
Income from cumulative effect of change in accounting principle	—	—	(306)
Amortization of premium (discount) on available-for-sale securities and other	11	(52)	15
Changes in operating assets and liabilities:
Accounts receivable	618	111	(361)
Receivable from Angiotech	(171)	(63)	—
Prepaid expenses and other assets	178	(558)	21
Accounts payable and accrued expenses	(496)	592	1,546

Net cash used in operating activities	(15,711)	(12,066)	(8,398)

Investing activities
Purchase of available-for-sale securities	(26,594)	(46,316)	(3,426)
Proceeds from maturities of available-for-sale securities	43,917	10,100	6,932
Proceeds from sale of equipment	24	—	—
Purchases of equipment	(532)	(161)	(83)

Net cash provided by (used in) investing activities	16,815	(36,377)	3,423

Financing activities
Principal payments on debt	(1,800)	(3,332)	(2,083)
Proceeds from convertible promissory notes	—	5,000	7,500
Proceeds from issuance of common stock, net	—	58,495	6

Net cash (used in) provided by financing activities	(1,800)	60,163	5,423

(Decrease) increase in cash and cash equivalents	(696)	11,720	448
Cash and cash equivalents at beginning of year	13,248	1,528	1,080

Cash and cash equivalents at end of year	$12,552	$13,248	$1,528

See accompanying notes.

Athersys, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
A. Background, Merger and Offering
Athersys, Inc. (“Athersys” or the “Company”) is a biopharmaceutical company engaged in the discovery and development of therapeutic products in one business segment. Operations consist primarily of research and product development activities.
On June 8, 2007, Athersys’ subsidiary, which was then named Athersys, Inc. (“Old Athersys”), effected a merger into a wholly-owned subsidiary of a public company (the “Merger”). The public company, BTHC VI, Inc. (“BTHC VI”), was a shell corporation with no assets, liabilities or operations as of the date of the Merger and had 299,622 shares of common stock outstanding. Upon completion of the Merger, the officers and directors of Old Athersys assumed control over the operations of BTHC VI, and Old Athersys’ operations became the sole operations of BTHC VI on a consolidated basis. In August 2007, BTHC VI changed its name to Athersys, Inc.
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

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
A. Background, Merger and Offering, continued
Immediately after the Merger, the Company completed an offering of 13,000,000 shares of common stock for aggregate gross proceeds of $65,000,000 (the “Offering”). Offering costs in the amount of approximately $6.5 million were netted against the proceeds of the Offering, resulting in net proceeds from the Offering of approximately $58.5 million. The Offering included the issuance of warrants to purchase 3,250,000 shares of common stock to the investors with an exercise price of $6.00 and a five-year term. The Company also issued warrants to purchase 500,000 shares of common stock to the lead investor and warrants to purchase 1,093,525 shares of common stock to the placement agents, all with an exercise price of $6.00 and five-year terms. The placement agents also received a cash fee in an amount equal to 8.5% of the gross proceeds, less proceeds from existing investors in Old Athersys. In consideration for certain advisory services, Old Athersys paid an affiliate and largest stockholder of BTHC VI a one-time fee of $350,000 in cash upon consummation of the Merger.
Upon the closing of the Offering, the $10.0 million aggregate principal amount of convertible notes issued to Angiotech Pharmaceuticals, Inc. (“Angiotech”) (see Note F) were converted along with accrued interest into 1,885,890 shares of common stock at a conversion price of $5.50 per share, which was 110% of the price per share in the Offering, in accordance with the terms of the notes.
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
The Company filed a resale registration statement with the SEC for 18,508,251 shares of common stock, which includes all shares of common stock issued in the Offering and shares of common stock issuable upon exercise of the warrants issued in the Offering (as well as the 531,781 shares of common stock issued to the bridge investors and the 132,945 shares underlying their warrants). The resale registration statement was declared effective by the SEC on October 18, 2007. Under the purchase agreement entered into in connection with the Offering, subject to certain exceptions, if the resale registration statement ceases to remain effective, a 1% cash penalty will be assessed for each 30-day period until the registration statement becomes effective again, capped at 10% of the aggregate gross proceeds received in the Offering. Because the penalty is based on the number of unregistered shares of common stock held by investors in the Offering, the Company’s maximum penalty exposure will decline over time as investors sell their shares of common stock that were included in the registration statement.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
A. Background, Merger and Offering, continued
In 2007, Old Athersys sold certain non-core technology related to its asthma drug discovery program to a pharmaceutical company for $2.0 million, which was recognized as a gain on the sale in other income in 2007.
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
Revenue Recognition
The Company’s revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which provide guidance on revenue recognition in financial statements and are based on the interpretations and practices developed by the SEC. The Company’s license and collaboration agreements may contain multiple elements, including technology access and development fees, cost-sharing, milestones and royalties.
Revenue from transactions that do not require future performance obligations from the Company is recognized when performance is complete and when collectability is reasonably assured. The Company’s license fee revenue primarily consists of fees received from a collaborator, which are specifically set forth in the license and collaboration agreement as amounts due to the Company based on its completion of certain tasks (e.g., delivery and acceptance of a cell line). Upon acceptance by the collaborator of a cell line for use in its own product development efforts, the Company has no further performance obligations with respect to the cell line or products developed using the cell line. In addition, the Company receives specified payments upon the collaborator’s achievement of certain developmental milestones (e.g., clinical trial phases), which are recognized when the milestones are achieved by the Company’s collaborator.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Revenue from grants consists of funding under cost reimbursement programs primarily from federal and state sources for qualified research and development activities performed by the Company. Revenue from grants is recorded when earned under the terms of the agreements.
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

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Clinical Trial Costs
Clinical trial costs are accrued based on work performed by outside contractors, who manage and perform the trials. The Company obtains initial estimates of total costs based on enrollment of subjects, project management estimates and other activities. Actual costs are typically charged to the Company and recognized as the tasks are completed by the contractor. Accrued clinical trial costs may be subject to revisions as clinical trials progress, and any revisions are recorded in the period in which the facts that give rise to the revisions become known.
Royalties
The Company may be required to make royalty payments to certain parties based on product sales under license agreements. The Company did not pay any royalties during the three-year period ended December 31, 2008.
Investments in Available-for-Sale Securities
Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s investments typically consist primarily of U.S. government obligations, corporate debt securities, floating rate notes and commercial paper, all of which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of applicable tax, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income.
Long-Lived Assets
Equipment is stated at acquired cost less accumulated depreciation. Laboratory and office equipment are depreciated on the straight-line basis over the estimated useful lives (three to seven years).
In accordance with the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time. Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows. No impairment losses were recorded in 2008, 2007 or 2006.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Patent Costs and Rights
Costs of prosecuting and maintaining patents and patent rights are expensed as incurred. As of December 31, 2008, the Company has filed for broad intellectual property protection on its proprietary technologies. The Company currently has numerous U.S. patent applications and corresponding international patent applications related to its technologies, as well as many issued U.S. and international patents.
Comprehensive Income (Loss)
Unrealized gains and losses on the Company’s available-for-sale securities are the only components of accumulated other comprehensive income (loss). Total comprehensive income or loss is disclosed in the consolidated statement of stockholders’ equity (deficit).
Concentration of Credit Risk
Accounts receivable are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2008 and 2007, one customer accounted for 39% and 51% of accounts receivable, respectively. The Company does not require collateral from its customers.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized since January 1, 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For some of the awards granted prior to the adoption of SFAS No. 123(R), the Company recognized compensation expense using a grading vesting method. For awards granted subsequent to adoption of SFAS No. 123(R), the Company recognizes expense on the straight-line method.
The Company uses a Black-Scholes option-pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123(R). The expected term of options granted represent the period of time that option grants are expected to be outstanding. The Company uses the “simplified” method under SAB No. 110 to calculate the expected life of option grants in 2008 and 2007 given its limited history. The Company determines volatility by using the historical stock volatility of other companies with similar characteristics.
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
The following weighted-average input assumptions were used in determining the fair value:

		December 31,
	2008	2007	2006

Volatility	69.6%	73.4%	53.6%
Risk-free interest rate	3.0%	5.3%	4.8%
Expected life of option	5.09 years	5.36 years	4.0 years
Expected dividend yield	0.0%	0.0%	0.0%

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Income Taxes
Deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”), the Company evaluates its deferred income taxes to determine if a valuation allowance should be established against the deferred tax assets or if the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not’ standard.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Athersys adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through December 31, 2008, Athersys determined that it had no liability for uncertain income taxes as prescribed by FIN 48. Athersys’ policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of common stock outstanding during the period.
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
The Company has outstanding options and warrants, and prior to June 8, 2007, had outstanding options, warrants, convertible debt and convertible preferred stock, which have not been used in the calculation of diluted net loss per share because, to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share are equal. The following instruments were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effects were antidilutive:
•	Outstanding stock options to purchase 3,738,473, 3,679,884 and 116,083, shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively;
•	Warrants to purchase 5,125,496, 5,125,496 and 25,639, shares of common stock for the years ended December 31, 2008, 2007 and 2006, respectively;
•	Shares of common stock issuable upon conversion of convertible preferred stock in the amount of 160,041 and 364,524 for the years ended December 31, 2007 and 2006, respectively; and
•	Shares of common stock issuable upon the conversion of convertible promissory notes in the amount of 112,098 and 72,995 for the years ended December 31, 2007 and 2006, respectively.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The FASB delayed the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the non-deferred provisions of SFAS No. 157 related to its financial assets and liabilities on January 1, 2008 and such adoption did not have a material impact of its financial position, results of operations or cash flows.
In October 2008, the FASB issued FASB Staff Position (“FSP”), FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP did not have an impact on the Company’s financial statements.
In December 2007, the FASB ratified the consensus reached in EITF Issue No. 07-1, Accounting for Collaborative Arrangements. The effective date of EITF 07-1 is January 1, 2009 for calendar year companies with retrospective application required for all periods presented for collaborative arrangements existing as of the effective date. EITF 07-1 requires certain disclosures related to collaborative arrangements where parties are active participants and exposed to significant risks and rewards dependent on the commercial success of the activity. The Company does not expect the adoption of EITF 07-1 to have a material impact on its financial statements.
In May 2008, the FASB issued FASB Staff Position APB 14-1 (“FSP 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company currently has no convertible debt instruments, but is evaluating the retrospective effect that FSP 14-1 may have on its financial statements.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This statement, which addresses the accounting for business acquisitions, is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited, and generally applies to business acquisitions completed after December 31, 2008. Among other things, SFAS No. 141(R) requires that all acquisition-related costs be expensed as incurred, and that all restructuring costs related to acquired operations be expensed as incurred. SFAS No. 141(R) also addresses the current and subsequent accounting for assets and liabilities arising from contingencies acquired or assumed. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial statements. SFAS No. 141(R) could have a material impact on its financial statements in future periods if the Company completes a significant acquisition in the future.
C. Equipment

	December 31,
Equipment consists of (in thousands):	2008	2007

Laboratory equipment	$6,045	$5,839
Office equipment and leasehold improvements	3,607	3,481

	9,652	9,320
Accumulated depreciation	(8,951)	(8,933)

	$701	$387

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
D. Notes Receivable; MCL Acquisition
Note Receivable from Officer
The Company had a note receivable from an officer with an unpaid principal and interest balance of $122,000 in connection with a loan made in 2002, which was forgiven in 2006.
MCL Acquisition
In 2003, the Company acquired MCL LLC (“MCL”) through a merger with one of its subsidiaries. The Company acquired adult stem cell technologies through the merger. In addition to the purchase price for the merger, the Company was obligated to make three milestone payments. The first milestone, related to the issuance of a patent, was completed in 2006 resulting in the issuance of 2,758 shares of common stock to the former members of MCL. The value placed on the shares was approximately $125,000 using a fair value estimate at the time of the milestone achievement. In 2007, the Company achieved the final two milestones, which related to collaborative activities and the filing of an investigational new drug application with the U.S. Food and Drug Administration. The milestones resulted in the issuance of 1,379 shares of the Company’s common stock and cash payments of $1,000,000 in 2007. The value of the shares was approximately $7,000 using a fair value estimate at the time of the milestone achievement.
In connection with the MCL merger, the Company received a $511,000 note issued by one of the former owners of MCL. Principal and accrued interest is repayable (i) out of a percentage of proceeds from the sale of shares of common stock held by the former owner (who owned 28,662 shares at December 31, 2008), and (ii) upon the achievement of the final cash milestone, $283,000 of the final cash milestone can be withheld by Athersys as partial repayment of the note. The Company achieved the final milestone in 2007 and therefore, withheld $283,000 of the milestone payment as partial repayment on the note. The Company recorded an allowance of approximately $74,000 and $193,000 in 2008 and 2007, respectively, to reserve a portion of the note balance for which collectability is uncertain, leaving a net balance of $12,000 at December 31, 2008. In the event that the proceeds from the sale of common stock by the former owner are insufficient to repay the principal and interest in full, any remaining balance due will be forgiven by Athersys at that time.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
E. Financial Instruments
Investments in Available-for-Sale Securities
On January 1, 2008, the Company adopted SFAS No. 157 related to its financial assets and liabilities and the methods to measure fair value of assets and liabilities as set forth therein. Its available-for-sale securities typically include U.S. government obligations, corporate debt securities, floating rate notes and commercial paper. As of December 31, 2008, approximately 72% of its investments were in U.S. government obligations.
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	December 31, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Available-for-sale securities	$19,061	$19,061	$—	$—
Fair value is based upon quoted market prices in active markets. We had no level 2 or level 3 assets at December 31, 2008. The Company reviews and reassesses the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
E. Financial Instruments, continued
The following is a summary of available-for-sale securities (in thousands) at December 31, 2008 and 2007, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
December 31, 2008:
U.S. government obligations	$13,603	$—	$125	$13,728
Corporate debt securities	5,338	(24)	19	5,333

	$18,941	$(24)	$144	$19,061

December 31, 2007:
Floating Rate Notes	$6,000	$—	$—	$6,000
U.S. government obligations	20,400	—	49	20,449
Corporate debt securities	3,336	(6)	9	3,339
Commercial paper	6,539	—	—	6,539

	$36,275	$(6)	$58	$36,327

The Company had no realized gains or losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on the Company’s available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $120,000 and $52,000 as of December 31, 2008 and 2007, respectively.
The amortized cost of and estimated fair value of available-for-sale securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties. Although the investments are available-for-sale, it is the Company’s intention to hold the investments classified as long-term for more than a year from December 31, 2008 (in thousands).

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
E. Financial Instruments, continued

	December 31, 2008
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$15,375	$15,460
Due after one year through two years	3,566	3,601

	$18,941	$19,061

Financing Arrangements
The Company leases office and laboratory space under an operating lease. The Company initially entered into the lease in 2000 and has options to renew the lease in annual increments through March 2013 at the initial rental rate. The Company executed options to renew through March 2010.
In February 2008, the Company entered into a three-year lease agreement for office and laboratory space for its Belgian subsidiary, with annual rent expense of approximately $42,000, subject to annual adjustments based on an inflationary index. The lease includes an option to expand, which, if exercised, would result in annual rent of approximately $80,000. The lease includes an option to renew for four additional years, through December 31, 2014.
Aggregate rent expense was approximately $314,000 in 2008 and $267,000 in each of 2007 and 2006. The future annual minimum lease commitments at December 31, 2008 are approximately $335,000 for 2009, $137,000 for 2010 and $21,000 for 2011.
Long-Term Debt
A summary of the Company’s long-term debt outstanding is as follows (in thousands):

	December 31,
	2008	2007

Notes payable to lenders; issued November 2004; matured June 2008 including $487,500 terminal payment; 13% interest rate; secured	$—	$1,800
Discount related to warrant issuance	—	(16)

Total, net	—	1,784
Less — current portion, net	—	1,784

Long-term debt	$—	$—

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
E. Financial Instruments, continued
In 2004, the Company issued $7.5 million aggregate principal amount of notes payable to lenders, the proceeds of which were unrestricted and used for general corporate purposes. The notes were payable in 30 monthly installments after an initial interest-only period with a fixed interest rate of 13%. The notes had a maturity date of June 1, 2008 and included a terminal payment of $487,500 due at maturity. Deferred financing costs were capitalized in connection with the note, which were amortized over the term of the note using the effective interest method.
The lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as clarified in the October 2007 amendment to the loan agreement as follows: (1) the entire amount upon (a) the merger with or into another entity where the Company’s stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of the Company’s assets, or (c) the Company’s liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, the Company may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No amounts have been recorded in relation to the milestone as of December 31, 2008, 2007 or 2006.
The lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 per share and a seven-year term upon the closing of the Offering in June 2007 in accordance with the loan agreement. The value of the warrants was $492,000 based on the Black-Scholes valuation of the underlying security, of which $16,000 and $476,000 was recorded as interest expense in 2008 and 2007, respectively.
Fair value of the Company’s long-term debt at December 31, 2007 was not determinable due to lack of marketability of the fixed-rate debt. The Company paid interest of $76,000, $456,000 and $832,000 during the years ended December 31, 2008, 2007 and 2006, respectively.
F. Collaboration
In 2006, the Company entered into a co-development collaboration with Angiotech. The Company issued a convertible promissory note in the principal amount of $5.0 million to Angiotech at the inception of the program, which was followed by the issuance of an additional convertible promissory note in the principal amount of $5.0 million in January 2007 upon the achievement of certain milestones. The notes bore interest at 5% and had six-year terms. Upon the closing of the Offering, the convertible notes aggregating $10.0 million were converted along with accrued interest into 1,885,890 shares of common stock at a conversion price of $5.50 per share, which was 110% of the price per share in the Offering, in accordance with the terms of the notes.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
F. Collaboration, continued
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
Under the terms of the collaboration, the parties jointly fund clinical development activity, whereby costs for phase I and II studies are borne 50% by Athersys and 50% by Angiotech, costs for the first phase III study will be borne 33% by Athersys and 67% by Angiotech, and costs for any phase III studies subsequent to the first phase III study will be borne 25% by Athersys and 75% by Angiotech. Late in 2007, the parties began to share costs for phase I clinical development. The Company considered the provisions of EITF Issue No. 07-1, Accounting for Collaborative Arrangements, and determined that neither party is a principal party for clinical development costs, since both the costs and responsibilities are shared and neither party is in the business of conducting clinical development services for others. Therefore, the Company recorded clinical development costs net of Angiotech’s 50% cost-share, which amounted to $943,000 and $63,000 in 2008 and 2007, respectively. The amount due from Angiotech was $234,000 and $63,000 at December 31, 2008 and 2007, respectively, and is disclosed separately on the balance sheet.
G. Convertible Bridge Notes
In 2006, the Company completed a bridge financing of $2.5 million in the form of convertible promissory notes. The notes were issued primarily to existing stockholders of the Company, including $205,000 in the aggregate to three members of management. The notes bore interest at 10% and had three-year terms. The notes were only convertible into shares of stock of the same class as issued in the Company’s next bona fide equity financing, at a conversion price equal to the price per share in the bona fide equity financing. The notes, if not converted, were repayable with accrued interest at maturity, plus a repayment fee of 200% of the outstanding principal.
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

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
G. Convertible Bridge Notes, continued
The Company allocated $250,000 of the purchase price of the debt to the warrants based on the relative fair value of the notes and the warrants. The Company computed a premium on the debt in the amount of $5,250,000 due upon redemption, which was being accreted over the term of the notes using the effective interest method.
Upon the closing of the Offering, the bridge notes were converted along with accrued interest into 531,781 shares of common stock at a conversion price of $5.00 per share. The unamortized premium and discount on the notes were reversed and recorded in additional paid-in capital. The bridge noteholders also exercised their warrants upon the closing of the Offering for 999,977 shares of common stock at an aggregate exercise price of $10,000. Upon the conversion of the bridge notes, the bridge noteholders also received five-year warrants to purchase 132,945 shares of common stock at $6.00 per share, which terms were consistent with the warrants issued to new investors in the Offering.
H. Capitalization
At December 31, 2008, the Company has 100.0 million shares of common stock and 10.0 million shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2008.
The Company may issue shares of common stock to its lenders and to Angiotech in connection with future milestones (see Notes E and F). Also, the Company entered into a license and sponsored research agreement in 2007 with an academic institution whereby, in addition to annual research funding, the institution may receive 1,345 shares of common stock on each of five anniversary dates. The issuance of the shares is subject to Board approval and the continuation of sponsored research at the institution. If the Board does not approve the issuance of the shares, then the Company will remit $20,000 in cash plus the value of the shares, as defined, to the institution on each of the anniversary dates of the agreement.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
H. Capitalization, continued
The following shares of common stock were reserved for future issuance (in thousands):

	December 31
	2008	2007

Stock option plans	4,500	4,500
Warrants to purchase common stock — Offering	4,976	4,976
Warrants to purchase common stock — Lenders	149	149

	9,625	9,625

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
I. Joint Venture and Investment in Equity Securities
Athersys owns 50.2% of Oculus Pharmaceuticals, Inc. (“Oculus”) related to a 2001 joint venture. Athersys accounts for its investment in Oculus under the equity method due to significant minority investor rights (i.e., “substantive participating rights,” as defined by EITF 96-16) retained by the other investors. In connection with a settlement that occurred in 2003 and a milestone that was achieved in 2006, Athersys received stock-based proceeds in another privately-held company in the amount of $200,000 in aggregate.
In connection with that same milestone in 2006, Oculus also received stock-based proceeds in the privately-held company in the amount of $260,000, in addition to $23,000 previously received. Athersys recognized approximately $117,000 in 2006 as its share of the Oculus net income, after recapturing prior losses in excess of the Company’s investment in and advances to the joint venture. Consistent with its wind-up strategy, Oculus will remain in existence as a dormant entity only as long as it is necessary to serve as a pass through of any further milestone-based consideration and final distribution to its remaining shareholders. As of December 31, 2008 and 2007, Oculus had no significant assets, liabilities, stockholders’ equity or results of operations.
Athersys evaluated its cost-method investment in the equity securities of the privately-held company that sells laboratory systems to the life sciences industry, and as a result of adverse changes in market conditions, the fair value of the equity securities is less than the carrying amount at December 31, 2008. The severity of the impairment (fair value is approximately 16% less than cost) and the duration of the impairment (less than 3 months) correlate with the weak market environment. Based on the Company’s evaluation of the near-term prospects of the investee and its ability and intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2008.

			Estimated
	Carrying	Unrealized	Fair
(in thousands)	Amount	Losses	Value
December 31, 2008:
Equity securities held by Athersys	$200	$(32)	$168
Equity securities held by Oculus (50.2% Athersys portion)	142	(13)	129

	$342	$(45)	$297

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
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
In May 2007, the majority of Old Athersys’ pre-Merger outstanding options were terminated. The Company accounted for the termination of these awards as a settlement and all previously unrecognized compensation expense ($385,000) was recognized on the termination date in 2007. New option awards to purchase 3,625,000 shares of common stock with an exercise price of $5.00 per share were granted to employees, directors and consultants in June 2007 upon the closing of the Merger. The options that were granted to employees generally vested 40% on the date of grant and vest ratably over three years. The options granted to non-employees and board members generally vest at varying percentages over three years.
Prior to the Merger in 2007, Old Athersys maintained equity incentive plans in which 277,000 shares were available for issuance and 116,083 options were outstanding at December 31, 2006. Upon the closing of the Merger, BTHC VI assumed 5,052 of these options, which will be governed by Old Athersys’ original equity plans until the awards expire. As of December 31, 2008, 2,473 of these assumed awards remain outstanding. All of the remaining outstanding option awards under Old Athersys’ former equity incentive plans were terminated prior to the Merger.
As of December 31, 2008, a total of 764,000 shares are available for issuance under the Company’s equity compensation plans and options to purchase 3,738,473 shares of common stock are outstanding (including the assumed options covering 2,473 shares described above). The Company recognized $1,856,000, $5,139,000 and $459,000 of stock compensation expense in 2008, 2007 and 2006, respectively. At December 31, 2008, total unrecognized estimated compensation cost related to unvested stock options was approximately $3,033,000, which is expected to be recognized by June 30, 2012 using the straight-line method.
The weighted average fair value of option shares granted in 2008, 2007 and 2006 was $2.00, $2.82 and $-0- per share, respectively. The total fair value of option shares vested in 2008, 2007 and 2006 was $2,337,000, $4,742,000 and $428,000, respectively. There is no aggregate intrinsic value of fully vested option shares and option shares expected to vest as of December 31, 2008 since the market value was less than the exercise price of the options at the end of the year.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
J. Stock Option Plans, continued
A summary of the Company’s stock option activity and related information is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2006	138,796	$92.05
Granted	—	—
Exercised	(72)	83.68
Forfeited	(22,641)	150.91

Outstanding December 31, 2006	116,083	80.62
Granted	3,738,000	5.06
Exercised	—	—
Forfeited / Terminated / Expired	(174,199)	51.21

Outstanding December 31, 2007	3,679,884	5.24
Granted	218,000	3.36
Exercised	—	—
Forfeited / Expired	(159,411)	6.64

Outstanding December 31, 2008	3,738,473	$5.07

Vested during 2008	858,477	$5.05
Vested and exercisable at December 31, 2008	2,416,657	$5.20

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
J. Stock Option Plans, continued

	December 31, 2008
	Options Outstanding			Options Vested and Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	of	Contractual	Exercise	of	Contractual	Exercise
Exercise Price	Options	Life	Price	Options	Life	Price

$1.88 – 2.96	115,000	5.60	$2.74	20,625	4.48	$2.90

$4.00 – 4.99	141,000	8.89	$4.31	19,250	8.62	$4.69
$5.00 – 7.80	3,480,000	7.52	$5.06	2,374,309	7.62	$5.05
$69.74 – 278.95	2,473	2.49	$174.97	2,473	2.49	$174.97

	3,738,473			2,416,657

The weighted average contractual life of unvested options at December 31, 2008 was 7.3 years.
K. Income Taxes
At December 31, 2008, the Company had net operating loss and research and development tax credit carryforwards of approximately $22,810,000 and $1,404,000, respectively, for income tax purposes. Such losses and credits may be used to reduce future taxable income and tax liabilities and will expire in 2028.
As a result of the change in ownership related to the capital restructuring and Offering, the Company lost the use of a significant portion of Athersys’ pre-Merger net operating loss carryforwards. The remaining pre-merger net operating loss carryforward of approximately $8,554,000 (“Pre-Merger NOL”) is limited for use under Section 382 of the Internal Revenue Code to an annual net operating loss carryforward of $464,000. The Pre-Merger NOL may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2011 and 2026.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
K. Income Taxes, continued
Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007

Net operating loss carryforwards	$7,755	$2,387
Net operating loss carryforwards — Pre-Merger NOL	2,908	3,066
Research and development credit carryforwards	1,404	438
Compensation expense	1,700	1,221
Other	468	539

Total deferred tax assets	14,235	7,651
Valuation allowance for deferred tax assets	(14,235)	(7,651)

Net deferred tax assets	$—	$—

Because of the Company’s cumulative losses, the deferred tax assets have been fully offset by a valuation allowance. The Company has not paid income taxes for the three-year period ended December 31, 2008.
L. Profit Sharing Plan and 401(k) Plan
The Company has a profit sharing and 401(k) plan that covers substantially all employees. The Plan allows for discretionary contributions by the Company. The Company made no contributions to this plan for the three-year period ended December 31, 2008.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
M. Quarterly Financial Data (unaudited)
The following table presents quarterly data for the years ended December 31, 2008 and 2007, in thousands, except per share data:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$792	$776	$1,278	$259	$3,105
Net loss	$(4,664)	$(4,122)	$(4,493)	$(4,713)	$(17,992)
Preferred stock dividends	$—	$—	$—	$—	$—
Deemed dividend resulting from induced conversion of convertible preferred stock	$—	$—	$—	$—	$—
Net loss attributable to common stockholders	$(4,664)	$(4,122)	$(4,493)	$(4,713)	$(17,992)

Basic and diluted net loss per common share attributable to common stockholders	$(0.25)	$(0.22)	$(0.24)	$(0.25)	$(0.95)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$879	$723	$860	$798	$3,260
Net loss	$(2,720)	$(7,069)	$(4,439)	$(4,698)	$(18,926)
Preferred stock dividends	$(375)	$(284)	$—	$—	$(659)
Deemed dividend resulting from induced conversion of convertible preferred stock	$—	$(4,800)	$—	$—	$(4,800)
Net loss attributable to common stockholders	$(3,095)	$(12,153)	$(4,439)	$(4,698)	$(24,385)

Basic and diluted net loss per common share attributable to common stockholders	$(10.54)	$(2.53)	$(0.23)	$(0.25)	$(2.26)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, these officers have concluded that as of December 31, 2008, our disclosure controls and procedures are effective.
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit Athersys to provide only management’s report in this annual report.
Changes in internal control: During the fourth quarter of 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Athersys’ directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in Athersys’ Proxy Statement with respect to the 2009 Annual Meeting of Stockholders, or the 2009 Proxy Statement. Information concerning executive officers is contained in Item 4A of Part I of this annual report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement.
The information regarding any changes in procedures by which stockholders may recommend nominees to Athersys’ Board of Directors is incorporated by reference to the information contained in the 2009 Proxy Statement.
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

ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2009 Proxy Statement.
The information regarding compensation committee interlocks and insider participation and the compensation committee report is incorporated by reference to the information contained in the 2009 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the 2009 Proxy Statement.
Equity Compensation Plan Information. The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2008, unless otherwise indicated.

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
	of outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	2,493,500	$4.86	541,500

Equity compensation plan not approved by security holders (1)	1,244,973	$5.38	222,500

Total	3,738,473		764,000

(1)	Includes 2,473 of shares of common stock issuable upon exercise of stock options that were assumed by BTHC VI in the merger.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICESN
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2008 and 2007 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2009 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Athersys, Inc. are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for each of the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flow for each of the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
The following financial statement schedule of Athersys, Inc. is included:
Schedule II – Valuation and Qualifying Accounts

	Balance at
	Beginning of					Balance at
(In thousands)	Year	Additions		Deductions		End of Year
Year Ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$193	$74	(A)	$—		$267
Tax valuation allowances	7,651	6,584		—		14,235

Total 2008	$7,844	$6,658		$—		$14,502

Year Ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$—	$193	(A)	$—		$193
Tax valuation allowances	47,971	1,954		42,274	(B)	7,651

Total 2007	$47,971	$2,147		$42,274		$7,844

Year Ended December 31, 2006
Deducted from asset accounts:
Tax valuation allowances	$43,974	$3,997		$—		$47,971

Total 2006	$43,974	$3,997		$—		$47,971

(A)	– Reserve on note receivable.

(B)	– Deferred tax assets are fully offset by valuation allowances. As a result of the June 2007 equity offering and merger, the Company lost the use of a significant portion of its pre-merger net operating loss carryforwards.
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

(a)(3) Exhibits.

Exhibit No.		Exhibit Description

2.1
Agreement and Plan of Merger, dated as of May 24, 2007, by and among Athersys, Inc., BTHC VI, Inc. and B-VI Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on May 24, 2007)

2.2
First Amendment to Agreement and Plan of Merger, dated as of June 8, 2007, by and among Athersys, Inc., BTHC VI, Inc. and B-VI Acquisition Corp. (incorporated herein by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

3.1
Certificate of Incorporation of Athersys, Inc., as amended as of August 31, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-3/A (Registration No. 333-144433) filed with the Commission on October 10, 2007)

3.2
Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007)

10.1	*
Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2	*
Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3	*
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

Exhibit No.		Exhibit Description

10.10	†
BTHC VI, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	†
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

10.15	†
Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16	†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17	†
Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18	†
Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.19	†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20	†
Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21	†
Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22	†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.23	†
Employment Agreement, dated as of September 25, 2000, by and between Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit No.		Exhibit Description

10.24	†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.25	†
Non-Competition and Confidentiality Agreement, dated as of September 25, 2000, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.26	†
Employment Agreement, dated as of October 3, 2003, by and between Advanced Biotherapeutics, Inc. and Robert Deans, Ph.D. (incorporated herein by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.27	†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.28	†
Non-Competition and Confidentiality Agreement, dated as of October 3, 2003, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.29	†
Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.30	†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.31	†
Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.32	†
Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.33	†
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

10.35	*
Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.36	*
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

10.38	†
Consulting Agreement, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Dr. Kurt Brunden, dated as of July 23, 2007 (incorporated herein by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on August 17, 2007)

Exhibit No.		Exhibit Description

10.39	†
Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.40
Advisory Agreement, dated as of May 24, 2007, by and between Halter Financial Group, L.P. and Athersys, Inc. (incorporated herein by reference to Exhibit 10.40 to the registrant’s Registration Statement on Form S-1/A (Registration No. 333-144433) filed with the Commission on September 12, 2007)

10.41	†
Summary of Athersys, Inc. 2008 Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 8, 2008)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 12, 2009.

ATHERSYS, INC.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Gil Van Bokkelen
Gil Van Bokkelen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2009
/s/ Laura K. Campbell
Laura K. Campbell	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009

* John J. Harrington	Executive Vice President, Chief Scientific Officer and Director	March 12, 2009

* William C. Mulligan	Director	March 12, 2009

* George M. Milne, Jr.	Director	March 12, 2009

* Jordan S. Davis	Director	March 12, 2009

* Floyd D. Loop	Director	March 12, 2009

* Michael Sheffery	Director	March 12, 2009

* Lorin J. Randall	Director	March 12, 2009

*	Gil Van Bokkelen, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen Attorney-in-fact

EXHIBIT INDEX

Exhibit No.		Exhibit Description

2.1
Agreement and Plan of Merger, dated as of May 24, 2007, by and among Athersys, Inc., BTHC VI, Inc. and B-VI Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on May 24, 2007)

2.2
First Amendment to Agreement and Plan of Merger, dated as of June 8, 2007, by and among Athersys, Inc., BTHC VI, Inc. and B-VI Acquisition Corp. (incorporated herein by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

3.1
Certificate of Incorporation of Athersys, Inc., as amended as of August 31, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-3/A (Registration No. 333-144433) filed with the Commission on October 10, 2007)

3.2
Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007)

10.1	*
Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2	*
Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3	*
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

Exhibit No.		Exhibit Description

10.10	†
BTHC VI, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	†
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

10.15	†
Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16	†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17	†
Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18	†
Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000- 52108) filed with the Commission on June 14, 2007)

10.19	†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20	†
Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21	†
Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22	†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.23	†
Employment Agreement, dated as of September 25, 2000, by and between Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit No.		Exhibit Description

10.24	†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.25	†
Non-Competition and Confidentiality Agreement, dated as of September 25, 2000, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Kurt Brunden (incorporated herein by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.26	†
Employment Agreement, dated as of October 3, 2003, by and between Advanced Biotherapeutics, Inc. and Robert Deans, Ph.D. (incorporated herein by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.27	†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.28	†
Non-Competition and Confidentiality Agreement, dated as of October 3, 2003, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.29	†
Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.30	†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.31	†
Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.32	†
Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.33	†
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

10.35	*
Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.36	*
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

10.38	†
Consulting Agreement, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Dr. Kurt Brunden, dated as of July 23, 2007 (incorporated herein by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on August 17, 2007)

Exhibit No.		Exhibit Description

10.39	†
Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.40
Advisory Agreement, dated as of May 24, 2007, by and between Halter Financial Group, L.P. and Athersys, Inc. (incorporated herein by reference to Exhibit 10.40 to the registrant’s Registration Statement on Form S-1/A (Registration No. 333-144433) filed with the Commission on September 12, 2007)

10.41	†
Summary of Athersys, Inc. 2008 Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 8, 2008)

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