Form 10-Q
period 2009-06-30
ATHERSYS, INC / NEW
filed 2009-08-06
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of July 31, 2009 was 18,927,988.

ATHERSYS INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,479	$12,552
Available-for-sale securities	10,115	15,460
Accounts receivable	161	260
Receivable from Angiotech	129	234
Investment interest receivable	133	189
Prepaid expenses and other	601	408

Total current assets	20,618	29,103

Available-for-sale securities	5,679	3,601
Deposits	144	144
Equipment, net	633	701
Equity investments and other	327	328

Total assets	$27,401	$33,877

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$848	$1,498
Accrued compensation and related benefits	287	97
Accrued expenses and other	662	719

Total current liabilities	1,797	2,314

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, and 18,927,988 shares issued and outstanding at June 30, 2009 and December 31, 2008	19	19
Additional paid-in capital	210,900	209,895
Accumulated other comprehensive income	128	120

Accumulated deficit	(185,443)	(178,471)
Total stockholders’ equity	25,604	31,563

Total liabilities and stockholders’ equity	$27,401	$33,877

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
License fees	$281	$453	$469	$843
Grant revenue	155	323	337	725

Total revenues	436	776	806	1,568

Costs and expenses
Research and development	2,553	3,737	5,164	8,052
General and administrative	1,287	1,381	2,739	2,862
Depreciation	57	52	117	109

Total costs and expenses	3,897	5,170	8,020	11,023

Loss from operations	(3,461)	(4,394)	(7,214)	(9,455)
Interest income and other	114	303	242	762
Interest expense	—	(31)	—	(93)

Net loss	$(3,347)	$(4,122)	$(6,972)	$(8,786)

Basic and diluted net loss per share	$(0.18)	$(0.22)	$(0.37)	$(0.46)
Weighted average shares outstanding, basic and diluted	18,927,988	18,927,988	18,927,988	18,927,988
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Operating activities
Net loss	$(6,972)	$(8,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117	109
Stock-based compensation	1,005	903
Other	(19)	37
Amortization of premium (discount) on available-for-sale securities	109	(75)
Changes in operating assets and liabilities:
Accounts receivable	99	181
Receivable from Angiotech	105	(206)
Prepaid expenses and other assets	(137)	(486)
Accounts payable and accrued expenses	(517)	389

Net cash used in operating activities	(6,210)	(7,934)

Investing activities
Purchase of available-for-sale securities	(7,634)	(15,423)
Maturities of available-for-sale securities	10,800	29,699
Proceeds from sale of fixed assets	20	17
Purchases of equipment	(49)	(156)

Net cash provided by investing activities	3,137	14,137

Financing activities

Principal payments on debt	—	(1,800)

Net cash used in financing activities

(Decrease) increase in cash and cash equivalents	(3,073)	4,403
Cash and cash equivalents at beginning of the period	12,552	13,248

Cash and cash equivalents at end of the period	$9,479	$17,651

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Six-Month Periods Ended June 30, 2009 and 2008
1. Background and Basis of Presentation
We are a biopharmaceutical company engaged in the discovery and development of therapeutic products in one business segment. Our operations consist primarily of research and product development activities.
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
2. New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The effective date of EITF 07-1 is January 1, 2009 for calendar year companies with retrospective application required for all periods presented for collaborative arrangements existing as of the effective date. EITF 07-1 requires certain disclosures related to collaborative arrangements where parties are active participants and exposed to significant risks and rewards dependent on the commercial success of the activity. The adoption of EITF 07-1 did not have a material impact on our financial statements because our accounting for our collaborative agreement was consistent with the provisions of EITF 07-1.
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
In June 2008, the FASB issued EITF Issue No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 clarifies the determination of whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6. The statement was effective for us on January 1, 2009. The adoption of the statement had no impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (“FSP 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 requires, among other things, that other-than-temporary impairments be separated into the amount recognized in earnings and the amount recognized in other comprehensive income. The statement was effective for us on June 30, 2009. The adoption of the statement had no impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly. FSP 157-4 provides guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The statement also provides guidance on circumstances that may indicate that a transaction is not orderly. The statement requires additional disclosures about fair value measurements in annual and interim reporting periods. The statement was effective for us on June 30, 2009. The adoption of the statement had no impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FSP 107-1”), Interim Disclosures About Fair Value of Financial Instruments. FSP 107-1 extends the disclosure requirements of FASB Statement No. 107 to interim financial statements of publicly traded companies. The statement was effective for us on June 30, 2009. The adoption of the statement had no impact on our financial statements, since we have been making the required disclosures in our interim financial statements.
In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The statement was effective for us on June 30, 2009 and the adoption had no impact on our financial statements. We have evaluated subsequent events through August 6, 2009, the date of filing of this report with the Securities and Exchange Commission.
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
We have outstanding options and warrants that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:
1)	Outstanding stock options to purchase 3,866,149 shares of common stock for both the three- and six-month periods ended June 30, 2009, and 3,776,240 shares of common stock for both the three- and six-month periods ended June 30, 2008; and
2)	Warrants to purchase 5,125,496 shares of common stock for each of the three- and six-month periods ended June 30, 2009 and 2008.

4. Comprehensive Loss
In accordance with SFAS No. 130, Reporting Comprehensive Loss, all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.
Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(3,347)	$(4,122)	$(6,972)	$(8,786)
Unrealized gain (loss) on available-for-sale securities	61	(123)	8	(61)

Comprehensive loss	$(3,286)	$(4,245)	$(6,964)	$(8,847)

5. Fair Value of Financial Instruments
On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, related to our financial assets and liabilities and the methods to measure fair value of assets and liabilities as set forth therein, and on January 1, 2009, we adopted the non-deferred provisions of SFAS No. 157 related to non-financial assets, which had no impact on our financial statements. Our available-for-sale securities include U.S. government obligations, corporate debt securities and commercial paper. As of June 30, 2009, approximately 74% of our investments were in U.S. government obligations, which included government-backed agencies.
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
The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	June 30, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$15,794	$15,794	$—	$—
Fair value is based upon quoted market prices in active markets. We had no level 2 or level 3 assets at June 30, 2009. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

The following is a summary of available-for-sale securities (in thousands) at June 30, 2009 and December 31, 2008, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
June 30, 2009:
U.S. government obligations, which included government-backed agencies	$11,611	$—	$93	$11,704
Corporate debt securities	4,055	—	35	4,090

	$15,666	$—	$128	$15,794

December 31, 2008:
U.S. government obligations, which included government-backed agencies	$13,603	$—	$125	$13,728
Corporate debt securities	5,338	(24)	19	5,333

	$18,941	$(24)	$144	$19,061

We had no realized gains or losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. We have no other-than-temporary impairments recognized in accumulated other comprehensive income. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $128,000 and $120,000 as of June 30, 2009 and December 31, 2008, respectively.
The amortized cost of and estimated fair value of available-for-sale securities at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties. Although the investments are available-for-sale, it is our intention to hold the investments classified as long-term for more than a year from June 30, 2009 (in thousands).

	June 30, 2009
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$10,046	$10,115
Due after one year through two years	5,620	5,679

	$15,666	$15,794

Also, in connection with a dormant joint venture accounted for under the equity method, we received stock-based proceeds in another privately-held company in the amount of $200,000 in 2003 and 2006 in aggregate. Similarly, the joint venture company also received stock-based proceeds in the privately-held company, for which our portion is $142,000 based on our ownership percentage. We evaluated this investment in the privately-held company, which is a cost-method investment, noting no impairment.

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
In 2006, we entered into a co-development collaboration with Angiotech and received $10 million in initial funding. We may receive up to $3.75 million of equity investments and $63.75 million of aggregate cash payments upon the successful achievement of specified clinical development and commercialization milestones, though there can be no assurance that we will achieve any such milestones. We continue to jointly fund clinical development activities with Angiotech in accordance with our collaboration, and, as of June 30, 2009, $129,000 was due from Angiotech. Our clinical costs for the three-month periods ended June 30, 2009 and 2008 are reflected net of Angiotech’s cost-sharing amount in the amounts of $129,000 and $269,000, respectively, since the responsibilities under this collaboration are shared with no principal party. The parties will share net profits from the future sale of approved products, if any.
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
As of June 30, 2009, a total of 636,000 shares were available for issuance under our equity compensation plans and options to purchase 3,866,149 shares of common stock were outstanding (which includes options to purchase 2,149 shares of common stock related to our old option plans prior to our merger in June 2007). During the three-month period ended June 30, 2009, we issued options to purchase 130,000 shares of common stock to employees and directors. For the three-month periods ended June 30, 2009 and 2008, stock compensation expense was approximately $492,000 and $439,000, respectively. At June 30, 2009, total unrecognized estimated compensation cost related to unvested stock options was approximately $2.1 million, which is expected to be recognized by the end of 2012 using the straight-line method.
8. Warrants
As of June 30, 2009, we had the following outstanding warrants to purchase shares of common stock that were issued upon the closing of our equity offering in June 2007 to investors and lenders:

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
10. Contingencies
In 2004, we issued $7.5 million of notes payable to lenders, which was repaid in June 2008. The lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) our merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity; (b) the sale of all or substantially all of our assets; or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone amount is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% in shares of common stock at the per-share offering price. No amounts have been recorded in relation to the milestone as of June 30, 2009.
We filed a resale registration statement with the SEC in July 2007 covering the resale of 18,508,251 shares of common stock, which was declared effective by the SEC in 2007. Subject to certain exceptions, if the registration statement ceases to remain effective, a 1% cash penalty will be assessed for each 30-day period until the registration statement becomes effective again, capped at 10% of the aggregate gross proceeds in the June 2007 offering. Because this potential penalty is based on the number of unregistered shares of common stock held by investors that purchased those shares in the June 2007 offering, our maximum penalty exposure will decline over time as those investors sell their shares of common stock that were included in the registration statement.

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
Overview and Recent Developments
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies, we have established a pipeline of therapeutic product development programs in multiple disease areas. Our current product development portfolio includes MultiStem®, a patented and proprietary stem cell product that we are developing as a treatment for multiple disease indications, which is currently being evaluated in two ongoing clinical trials. In addition, we are developing novel pharmaceuticals to treat indications such as obesity and certain neurological conditions that affect attention, cognition or wakefulness, such as narcolepsy, excessive daytime sleepiness, and chronic fatigue associated with Parkinson’s disease and other conditions.

Current Programs
In 2008, we advanced two MultiStem programs into clinical development, initiating phase I studies in cardiovascular disease (treating patients that have suffered an acute myocardial infarction) and in oncology treatment support (administering MultiStem to leukemia or lymphoma patients who are receiving a traditional bone marrow or hematopoietic stem cell transplant to reduce the risk or severity of graft-versus-host disease, (“GVHD”)). We are conducting the acute myocardial infarction clinical trial with our partner, Angiotech Pharmaceuticals, Inc. (“Angiotech”). In 2006, we entered into a product co-development collaboration with Angiotech to jointly develop and ultimately market MultiStem for the treatment of certain cardiovascular indications, including myocardial infarction and peripheral vascular disease. We retain the exclusive commercial rights to the development of MultiStem for other indication areas, including oncology treatment support, neurological indications, autoimmune disease, and other areas.
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
Our collaboration agreement with Bristol-Myers Squibb, which was initially established in 2001 to provide cell lines expressing well validated drug targets produced using our RAGE technology, is now in its final phase. In April 2009, we executed an agreement with Bristol-Myers Squibb extending our collaboration to prepare and deliver validated drug targets through 2009 for use by Bristol-Myers Squibb in its drug discovery efforts and to provide for the possibility of delivering additional validated drug targets in the future. We remain entitled to receive license fees for targets delivered to Bristol-Myers Squibb, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology.
Financial
We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $185 million at June 30, 2009. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
Results of Operations
Since our inception, our revenues have consisted of license fees and milestone payments from our collaborators, and grant proceeds primarily from federal and state grants. We have derived no revenue on the sale of FDA-approved products to date. Research and development expenses consist primarily of external clinical and preclinical study fees, manufacturing costs for clinical and preclinical product, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, conduct clinical trials of our product candidates, advance our regulatory affairs and product development capabilities, undertake preclinical studies of our product and manufacture our product candidates. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. To date, we have financed our operations through private equity and debt financing and investments by strategic collaborators. We expect to continue to incur substantial losses through at least the next several years.

The following tables set forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
License fees	$281	$453	$469	$843
Grant revenue	155	323	337	725

	$436	$776	$806	$1,568

Research and development expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2009	2008	2009	2008
Personnel costs	$842	$801	$1,665	$1,566
Research supplies	237	199	490	382
Facilities	196	201	404	412
Clinical and preclinical development costs	150	1,534	659	3,832
Sponsored research	203	106	333	211
Patent legal fees	393	395	660	625
Other	333	331	540	664
Stock-based compensation	199	170	413	360

	$2,553	$3,737	$5,164	$8,052

General and administrative expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2009	2008	2009	2008
Personnel costs	$486	$476	$985	$965
Facilities	73	86	155	173
Legal and professional fees	153	210	476	506
Other	282	340	531	675
Stock-based compensation	293	269	592	543

	$1,287	$1,381	$2,739	$2,862

Three Months Ended June 30, 2009 and 2008
Revenues. Revenues decreased to $436,000 for the three months ended June 30, 2009 from $776,000 in the comparable period in 2008. Grant revenue decreased $168,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to the completion late in 2008 of a three-year state grant, and to the timing of expenditures that are reimbursed with grant proceeds. License fee revenue decreased $172,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as a result of the nature and timing of target acceptances and fees under our collaboration agreement with Bristol-Myers Squibb. During the remainder of 2009, our revenues may fluctuate compared to 2008 as a result of differences in demand for targets and the achievement and timing of Bristol-Myers Squibb milestones, if any. Beyond 2009, we anticipate that Bristol-Myers Squibb’s demand for new targets will be reduced, or cease altogether. Additionally, our grant revenues could fluctuate during the year based on the timing of grant-related activities and the award of new grants for which we continue to apply.
Research and Development Expenses. Research and development expenses decreased to $2.6 million for the three months ended June 30, 2009 from $3.7 million in the comparable period in 2008. The decrease of approximately $1.1 million related primarily to a decrease in clinical and preclinical development costs of $1.3 million, partially offset by an increase in other research and development expenses of approximately $200,000. Of the decrease in clinical and preclinical development costs of $1.3 million, $0.9 million related to preparations for a phase II clinical trial of ATHX-105 in 2008, which included several preclinical studies and manufacturing costs. The ATHX-105 program was suspended early in 2009, meaning there will be no future costs incurred for the program. The remaining $400,000 decrease in clinical and preclinical development costs related primarily to a $235,000 credit from a renegotiated contract with a contract research organization in June 2009, and reduced external costs for regulatory consulting and preclinical studies. Our clinical costs for the three months ended June 30, 2009 and 2008 are reflected net of Angiotech’s cost-sharing amounts related to our MultiStem acute myocardial infarction collaboration in the amount of $129,000 and $269,000, respectively. The increase in other research and development expenses of approximately $200,000 for the three months ended June 30, 2009 from the comparable period in 2008 was primarily a result of increased sponsored research costs of approximately $100,000, and increased personnel and research supply costs in the second quarter of 2009. Our research and development costs may fluctuate as we advance the clinical development of our product candidates and enroll subjects in clinical trials. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project, rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses remained relatively consistent at approximately $1.3 million for the three months ended June 30, 2009 and $1.4 million in the comparable period in 2008.
Depreciation. Depreciation expense remained relatively consistent at $57,000 for the three months ended June 30, 2009 and $52,000 for the comparable period in 2008.
Interest Income and Other. Interest income represents interest income earned on our cash and available-for-sale securities and other income includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Interest income and other decreased to $114,000 for the three months ended June 30, 2009 from $303,000 for the comparable period in 2008 due to the decline in our investment balances as they are used to fund our operations. We expect our 2009 interest income to continue to decline through the remainder of 2009.
Interest Expense. Interest expense was $31,000 in the three-month period ended June 30, 2008, which related to interest on our senior loan that was repaid in June 2008. We do not expect any significant interest expense in 2009.

Six Months Ended June 30, 2009 and 2008
Revenues. Revenues decreased to $806,000 for the six months ended June 30, 2009 from $1.6 million in the comparable period in 2008. Grant revenue decreased $388,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the completion late in 2008 of a three-year state grant, and to the timing of expenditures that are reimbursed with grant proceeds. License fee revenue decreased $374,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of the nature and timing of target acceptances and fees under our collaboration agreement with Bristol-Myers Squibb. During 2009, our revenues may fluctuate compared to 2008 as a result of differences in demand for targets and the achievement and timing of Bristol-Myers Squibb milestones, if any. Beyond 2009, we anticipate that Bristol-Myers Squibb’s demand for new targets will be reduced, or cease altogether. Additionally, our grant revenues could fluctuate during the year based on the timing of grant-related activities and the award of new grants for which we continue to apply.
Research and Development Expenses. Research and development expenses decreased to $5.2 million for the six months ended June 30, 2009 from $8.1 million in the comparable period in 2008. The decrease of approximately $2.9 million related primarily to a decrease in clinical and preclinical development costs of $3.2 million, partially offset by an increase in other research and development expenses of approximately $300,000. Of the decrease in clinical and preclinical development costs of $3.2 million, $2.4 million related to costs associated with the completion of an ATHX-105 phase I clinical trial in the first half of 2008 and preparations for a phase II clinical trial of ATHX-105 in 2008, which included several preclinical studies and manufacturing costs. The ATHX-105 program was suspended early in 2009, meaning there will be no future costs incurred for the program. The remaining $800,000 decrease in clinical and preclinical development costs related primarily to a $235,000 credit from a renegotiated contract with a contract research organization in June 2009, $322,000 of manufacturing costs in the first half of 2008 associated with our MultiStem clinical trials, and reduced external costs for regulatory consulting and preclinical studies in the first half of 2009 compared to 2008. Our clinical costs for the six months ended June 30, 2009 and 2008 are reflected net of Angiotech’s cost-sharing amounts related to our MultiStem acute myocardial infarction collaboration, $438,000 and $462,000, respectively. The increase in other expenses of approximately $300,000 for the six months ended June 30, 2009 from the comparable period in 2008 was primarily a result of increased sponsored research costs associated with a grant, and increased personnel and research supply costs in the first half of 2009. Our research and development costs may fluctuate as we advance the clinical development of our product candidates and enroll subjects in clinical trials. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project, rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses remained relatively consistent at approximately $2.7 million for the six months ended June 30, 2009 and $2.9 million in the comparable period in 2008.
Depreciation. Depreciation expense remained relatively consistent at $117,000 for the six months ended June 30, 2009 and $109,000 for the comparable period in 2008.
Interest Income and Other. Interest income represents interest income earned on our cash and available-for-sale securities and other income includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Interest income and other decreased to $242,000 for the six months ended June 30, 2009 from $762,000 for the comparable period in 2008 due to the decline in our investment balances as they are used to fund our operations. We expect our 2009 interest income to continue to decline through the remainder of 2009.
Interest Expense. Interest expense was $93,000 in the six-month period ended June 30, 2008, which related to interest on our senior loan that was repaid in June 2008. We do not expect any significant interest expense in 2009.

Liquidity and Capital Resources
Our sources of liquidity include our cash balances and available-for-sale securities. At June 30, 2009, we had $9.5 million in cash and cash equivalents and $15.8 million in available-for-sale securities. We have primarily financed our operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million.
Our available-for-sale securities typically include United States government obligations, corporate debt securities and commercial paper. As of June 30, 2009, approximately 74% of our investments were in United States government obligations, which included government-backed agencies. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.
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
Net cash used in operating activities was $6.2 million for the six months ended June 30, 2009 and $7.9 million for the six months ended June 30, 2008, representing the use of cash in funding research, preclinical and clinical development initiatives and administrative costs, and may fluctuate as we advance the clinical development of our product candidates and enroll subjects in clinical trials.
Net cash provided by investing activities was $3.1 million for the six months ended June 30, 2009 and $14.1 million for the six months ended June 30, 2008. The fluctuations from period to period are due to the timing of purchases and maturity dates of investments and the purchase of equipment.
Financing activities provided no cash for the six months ended June 30, 2009 and used cash of $1.8 million for the six months ended June 30, 2008 related to the repayment of our senior loan in June 2008.
Bridge noteholders and investors in the equity offering completed in June 2007 received five-year warrants to purchase an aggregate of 132,945 and 3,250,000 shares of common stock, respectively, with an exercise price of $6.00 per share. The lead investor received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at June 30, 2009.

Our senior loan was repaid in full in June 2008. The senior lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No milestone events have occurred as of June 30, 2009. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at June 30, 2009.
Our collaboration agreement with Bristol-Myers Squibb, which was initially established in 2001 to provide cell lines expressing well validated drug targets produced using our RAGE technology, is now in its final phase. In April 2009, we executed an agreement with Bristol-Myers Squibb extending our collaboration to prepare and deliver validated drug targets through 2009 for use by Bristol-Myers Squibb in its drug discovery efforts and to provide for the possibility of delivering additional validated drug targets in the future. We remain entitled to receive license fees for targets delivered to Bristol-
Myers Squibb, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology.
In connection with our MultiStem collaboration with Angiotech, upon the successful achievement of specified clinical development and commercialization milestones, we may receive up to $3.75 million of additional equity investments and $63.75 million of aggregate cash payments, though there can be no assurance that we will achieve any milestones. We continue to jointly fund clinical development activities with Angiotech in accordance with our collaboration, and, as of June 30, 2009, $129,000 was due from Angiotech.
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

New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached in EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. The effective date of EITF 07-1 is January 1, 2009 for calendar year companies with retrospective application required for all periods presented for collaborative arrangements existing as of the effective date. EITF 07-1 requires certain disclosures related to collaborative arrangements where parties are active participants and exposed to significant risks and rewards dependent on the commercial success of the activity. The adoption of EITF 07-1 did not have a material impact on our financial statements because our accounting for our collaborative agreement was consistent with the provisions of EITF 07-1.
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
In June 2008, the FASB issued EITF Issue No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 clarifies the determination of whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6. The statement was effective for us on January 1, 2009. The adoption of the statement had no impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (“FSP 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 requires, among other things, that other-than-temporary impairments be separated into the amount recognized in earnings and the amount recognized in other comprehensive income. The statement was effective for us on June 30, 2009. The adoption of the statement had no impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly. FSP 157-4 provides guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The statement also provides guidance on circumstances that may indicate that a transaction is not orderly. The statement requires additional disclosures about fair value measurements in annual and interim reporting periods. The statement was effective for us on June 30, 2009. The adoption of the statement had no impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FSP 107-1”), Interim Disclosures About Fair Value of Financial Instruments. FSP 107-1 extends the disclosure requirements of FASB Statement No. 107 to interim financial statements of publicly traded companies. The statement was effective for us on June 30, 2009. The adoption of the statement had no impact on our financial statements, since we have been making the required disclosures in our interim financial statements.
In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The statement was effective for us on June 30, 2009 and the adoption had no impact on our financial statements. We have evaluated subsequent events through August 6, 2009, the date of filing of this report with the Securities and Exchange Commission.

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
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies, corporate debt securities and A1+/P1 commercial paper. As of June 30, 2009, approximately 74% of our investments were in United States government obligations. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.
We enter into loan arrangements with financial institutions when needed and when available to us. At June 30, 2009, we had no borrowings outstanding.

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
Changes in internal control over financial reporting
During the second quarter of 2009, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.
Athersys held its Annual Meeting of Stockholders on June 18, 2009. At the meeting, the following actions were taken:
a)	The eight nominees for director were elected by the following votes:

	Number of Shares Voted For	Number of Shares Withheld
Gil Van Bokkelen	13,564,111	126,825
Jordan Davis	13,560,888	130,048
John Harrington	13,564,111	126,825
Floyd Loop	13,555,417	135,519
George Milne	13,555,417	135,519
William Mulligan	13,569,111	121,825
Lorin Randall	13,306,512	384,424
Michael Sheffery	13,569,111	121,825

b)	Ratification of the appointment of Ernst & Young LLP as Athersys’ independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved with the following number of votes:

For	Against	Abstain	Broker Non-Votes
13,552,391	500	138,045	—

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 7, 2009).

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

ATHERSYS, INC.

Date: August 6, 2009	/s/ Gil Van Bokkelen

Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell

Laura K. Campbell
Vice President, Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 7, 2009).

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