Form 10-Q
period 2009-09-30
ATHERSYS, INC / NEW
filed 2009-11-05
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of October 31, 2009 was 18,929,333.

ATHERSYS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$9,208	$12,552
Available-for-sale securities	9,621	15,460
Accounts receivable	110	260
Receivable from Angiotech	183	234
Investment interest receivable	117	189
Prepaid expenses and other	552	408

Total current assets	19,791	29,103

Available-for-sale securities	3,604	3,601
Deposits	51	144
Equipment, net	580	701
Equity investments and other	342	328

Total assets	$24,368	$33,877

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$852	$1,498
Accrued compensation and related benefits	349	97
Accrued expenses and other	452	719

Total current liabilities	1,653	2,314

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized, and 18,929,333 shares issued and outstanding at September 30, 2009 and 18,927,988 at December 31, 2008	19	19

Additional paid-in capital	211,416	209,895
Accumulated other comprehensive income	103	120
Accumulated deficit	(188,823)	(178,471)

Total stockholders’ equity	22,715	31,563

Total liabilities and stockholders’ equity	$24,368	$33,877

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
License fees	$167	$885	$636	$1,728
Grant revenue	317	393	654	1,118

Total revenues	484	1,278	1,290	2,846

Costs and expenses
Research and development	2,704	4,730	7,868	12,782
General and administrative	1,189	1,246	3,928	4,108
Depreciation	58	49	175	158

Total costs and expenses	3,951	6,025	11,971	17,048

Loss from operations	(3,467)	(4,747)	(10,681)	(14,202)
Interest income and other	89	254	331	1,016
Interest expense	(2)	—	(2)	(93)

Net loss	$(3,380)	$(4,493)	$(10,352)	$(13,279)

Basic and diluted net loss per common share attributable to common stockholders	$(0.18)	$(0.24)	$(0.55)	$(0.70)
Weighted average shares outstanding, basic and diluted	18,928,193	18,927,988	18,928,057	18,927,988
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Operating activities
Net loss	$(10,352)	$(13,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175	158
Gain on sale of fixed assets	(21)	(24)
Stock-based compensation	1,520	1,404
Provision on note receivable	—	43
Expense related to warrants issued to lenders	—	16
Amortization of premium (discount) on available-for-sale securities and other	154	(44)
Changes in operating assets and liabilities:
Accounts receivable	150	(69)
Receivable from Angiotech	51	(180)
Prepaid expenses and other assets	21	(777)
Accounts payable and accrued expenses	(661)	216

Net cash used in operating activities	(8,963)	(12,536)

Investing activities
Purchase of available-for-sale securities	(7,634)	(21,701)
Maturities of available-for-sale securities	13,300	37,999
Proceeds from sale of fixed assets	21	24
Purchase of securities of cost-method investee	(14)	—
Purchase of equipment	(54)	(486)

Net cash provided by investing activities	5,619	15,836

Financing activities
Principal payments on debt	—	(1,800)

Net cash used in financing activities	—	(1,800)

(Decrease) increase in cash and cash equivalents	(3,344)	1,500
Cash and cash equivalents at beginning of the period	12,552	13,248

Cash and cash equivalents at end of the period	$9,208	$14,748

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Certain prior year amounts have been reclassified to conform with the current year presentations.
2. New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance (issued as EITF Issue No. 07-1) related to accounting for collaborative arrangements, now referred to as Accounting Standards Codification (“ASC”) FASB ASC Topic 808. The effective date of the guidance was January 1, 2009 for calendar year companies with retrospective application required for all periods presented for collaborative arrangements existing as of the effective date. FASB ASC Topic 808 requires certain disclosures related to collaborative arrangements where parties are active participants and exposed to significant risks and rewards dependent on the commercial success of the activity. The adoption of the new guidance did not have a material impact on our financial statements because our accounting for our collaborative agreement was consistent with the standard’s provisions.
In May 2008, the FASB issued guidance (issued as Staff Position APB 14-1) related to accounting for convertible debt that may be settled in cash upon conversion, now referred to as FASB ASC Topic 470. The new guidance requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We have no current convertible debt instruments, and concluded that all of our prior instruments were not within the scope of the new guidance; therefore, there was no retrospective effect from the adoption of the new guidance on our financial statements.
In June 2008, the FASB issued clarifying guidance (issued as EITF Issue No. 07-5) related to determining whether an instrument is indexed to an entity’s own stock, now referred to as ASC Topic 815. The new guidance was effective for us on January 1, 2009. The adoption of the new guidance had no impact on our financial statements.

In April 2009, the FASB issued guidance (issued as Staff Position FAS 115-2 and FAS 124-2) related to the recognition and presentation of other-than-temporary impairments, now referred to as ASC Topic 320. The guidance requires, among other things, that other-than-temporary impairments be separated into the amount recognized in earnings and the amount recognized in other comprehensive income. The guidance was effective for us on June 30, 2009. The adoption of the new guidance had no impact on our financial statements.
In April 2009, the FASB issued additional guidance (issued as FSP 157-4) related to determining fair value when the volume and level of activity for the asset or liability has significantly decreased and required additional disclosures about fair value measurements in annual and interim reporting periods. FASB ASC Topic 820 provides guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The standard also provides guidance on circumstances that may indicate that a transaction is not orderly. The additional guidance within FASB ASC Topic 820 was effective for us on June 30, 2009. The adoption of the additional guidance had no impact on our financial statements.
In April 2009, the FASB issued additional guidance (issued as Staff Position FAS 107-1 and APB 28-1) related to interim disclosures about fair value of financial instruments, now referred to as FASB ASC Topic 825. The additional guidance extends the disclosure requirements of prior guidance to interim financial statements of publicly traded companies. The additional guidance was effective for us on June 30, 2009. The adoption of the additional guidance had no impact on our financial statements, since we have been making the required disclosures in our interim financial statements.
In May 2009, the FASB issued additional guidance (issued as SFAS No. 165) , now referred to as ASC Topic 855, related to subsequent events and provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The additional guidance was effective for us on June 30, 2009 and its adoption had no impact on our financial statements. We have evaluated subsequent events through November 5, 2009, the date of filing of this report with the Securities and Exchange Commission.
In September 2009, FASB ASC 605-25 was updated (ASU No. 2009-07) related to revenue recognition for arrangements with multiple elements. The new guidance will be effective for us for our annual report on Form 10-K for the year ended December 31, 2010. Early adoption is permitted provided that the new guidance is retroactively applied to the beginning of the year of adoption. We have not yet evaluated the potential effect of the future adoption of this new guidance.
3. Net Loss per Share
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
We have outstanding options and warrants that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:
1)	Outstanding stock options to purchase 3,881,149 shares of common stock for both the three- and nine-month periods ended September 30, 2009, and 3,733,240 shares of common stock for both the three- and nine-month periods ended September 30, 2008; and
2)	Warrants to purchase 5,125,496 shares of common stock for each of the three- and nine-month periods ended September 30, 2009 and 2008.

4. Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.
Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(3,380)	$(4,493)	$(10,352)	$(13,279)
Unrealized loss on available-for-sale securities	(25)	(45)	(17)	(105)

Comprehensive loss	$(3,405)	$(4,538)	$(10,369)	$(13,384)

5. Fair Value of Financial Instruments
Our available-for-sale securities include U.S. government obligations and corporate debt securities. As of September 30, 2009, approximately 69% of our investments were in U.S. government obligations, which included government-backed agencies.
The inputs used to measure fair value are classified into the following hierarchy:

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
The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	September 30, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$13,225	$13,225	$—	$—
Fair value is based upon quoted market prices in active markets. We had no level 2 or level 3 assets at September 30, 2009. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

The following is a summary of available-for-sale securities (in thousands) at September 30, 2009 and December 31, 2008, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
September 30, 2009:
U.S. government obligations, which included government-backed agencies	$9,080	$—	$73	$9,153
Corporate debt securities	4,042	—	30	4,072

	$13,122	$—	$103	$13,225

December 31, 2008:
U.S. government obligations, which included government-backed agencies	$13,603	$—	$125	$13,728
Corporate debt securities	5,338	(24)	19	5,333

	$18,941	$(24)	$144	$19,061

We had no realized gains or losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. We have no other-than-temporary impairments recognized in accumulated other comprehensive income. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $103,000 and $120,000 as of September 30, 2009 and December 31, 2008, respectively.
The amortized cost of and estimated fair value of available-for-sale securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties. Although the investments are available-for-sale, it is our intention to hold the investments classified as long-term for more than a year from September 30, 2009 (in thousands).

	September 30, 2009
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$9,552	$9,621
Due after one year through two years	3,571	3,604

	$13,123	$13,225

Also, in connection with a dormant joint venture accounted for under the equity method, we received in 2003 and 2006 stock in another privately-held company with an aggregate value of $200,000 based on the value at the time of issuance. In the third quarter of 2009, we invested an additional $14,000 in the privately-held company. We have evaluated our investment in the privately-held company, which is a cost-method investment, noting no impairment.
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

In 2006, we entered into a co-development collaboration with Angiotech Pharmaceuticals, Inc. and received $10 million in initial funding. We may receive up to $3.75 million of equity investments and $63.75 million of aggregate cash payments upon the successful achievement of specified clinical development and commercialization milestones, though there can be no assurance that we will achieve any such milestones. We continue to jointly fund clinical development activities with Angiotech in accordance with our collaboration, and, as of September 30, 2009, $183,000 was due from Angiotech. Our clinical costs for the three-month periods ended September 30, 2009 and 2008 are reflected net of Angiotech’s cost-sharing amount in the amounts of $183,000 and $243,000, respectively, since the responsibilities under this collaboration are shared with no principal party. The parties will share net profits from the future sale of approved products, if any.
7. Stock-Based Compensation
We have two incentive plans that authorize an aggregate of 4,500,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards to qualified employees, directors and consultants.
As of September 30, 2009, a total of 621,000 shares were available for issuance under our equity compensation plans and options to purchase 3,881,149 shares of common stock were outstanding (which includes options to purchase 2,149 shares of common stock related to our old option plans prior to our merger in June 2007). For the three-month periods ended September 30, 2009 and 2008, stock compensation expense was approximately $515,000 and $501,000, respectively. At September 30, 2009, total unrecognized estimated compensation cost related to unvested stock options was approximately $1.6 million, which is expected to be recognized by the end of 2012 using the straight-line method.
8. Warrants
As of September 30, 2009, we had the following outstanding warrants to purchase shares of common stock that were issued upon the closing of our equity offering in June 2007 to investors and lenders:

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

10. Contingencies
In 2004, we issued $7.5 million of notes payable to lenders, which were repaid in June 2008. The lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) our merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity; (b) the sale of all or substantially all of our assets; or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone amount is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% in shares of common stock at the per-share offering price. No amounts have been recorded in relation to the milestone as of September 30, 2009.
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
Financial
We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $189 million at September 30, 2009. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
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
The following tables set forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
License fees	$167	$885	$636	$1,728
Grant revenue	317	393	654	1,118

	$484	$1,278	$1,290	$2,846

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2009	2008	2009	2008
Personnel costs	$844	$675	$2,509	$2,241
Research supplies	198	267	688	649
Facilities	199	196	603	608
Clinical and preclinical development costs	329	2,639	988	6,471
Sponsored research	335	89	668	300
Patent legal fees	395	452	1,055	1,077
Other	189	216	729	880
Stock-based compensation	215	196	628	556

	$2,704	$4,730	$7,868	$12,782

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2009	2008	2009	2008
Personnel costs	$468	$370	$1,453	$1,335
Facilities	70	86	225	259
Legal and professional fees	160	227	636	733
Other	191	258	722	933
Stock-based compensation	300	305	892	848

	$1,189	$1,246	$3,928	$4,108

Three Months Ended September 30, 2009 and 2008
Revenues. Revenues decreased to $484,000 for the three months ended September 30, 2009 from $1.3 million in the comparable period in 2008. Grant revenue decreased $76,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to the completion late in 2008 of a three-year state grant and to the timing of expenditures that are reimbursed with grant proceeds. License fee revenue decreased $718,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as a result of the nature and timing of target acceptances and fees under our collaboration agreement with Bristol-Myers Squibb, including a clinical development milestone in the third quarter of 2008. During the remainder of 2009, our revenues may continue to fluctuate compared to 2008 as a result of differences in demand for targets and the achievement and timing of Bristol-Myers Squibb milestones, if any. Beyond 2009, we anticipate that Bristol-Myers Squibb’s demand for new targets will be reduced, or cease altogether. Additionally, our grant revenues could fluctuate based on the timing of grant-related activities and the award of new grants for which we continue to apply.

Research and Development Expenses. Research and development expenses decreased to $2.7 million for the three months ended September 30, 2009 from $4.7 million in the comparable period in 2008. The decrease of approximately $2.0 million related primarily to a decrease in clinical and preclinical development costs of $2.3 million, a decrease in research supplies of $69,000, and a decrease in patent legal fees and other of $84,000, partially offset by an increase in other research and development expenses of approximately $437,000. Of the decrease in clinical and preclinical development costs of $2.3 million, $2.1 million related to preparations for a phase II clinical trial of ATHX-105 in 2008, which included several preclinical studies and manufacturing costs. The ATHX-105 program was suspended early in 2009 and there will be no future costs incurred for the program. The remaining $200,000 decrease in clinical and preclinical development costs related primarily to less external costs for regulatory consulting and other preclinical studies. Our clinical costs for the three months ended September 30, 2009 and 2008 are reflected net of Angiotech’s cost-sharing amount related to our MultiStem acute myocardial infarction collaboration in the amount of $183,000 and $243,000, respectively. The increase in other research and development expenses of approximately $437,000 for the three months ended September 30, 2009 from the comparable period in 2008 was primarily a result of increased sponsored research costs associated with a grant and increased personnel and stock-based compensation costs in the third quarter of 2009. Our research and development costs may fluctuate as we advance the clinical development of our product candidates and enroll subjects in clinical trials. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project, rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses remained consistent at approximately $1.2 million for both the three months ended September 30, 2009 and 2008.
Depreciation. Depreciation expense remained relatively consistent at $58,000 for the three months ended September 30, 2009 and $49,000 for the comparable period in 2008.
Interest Income and Other. Interest income represents interest income earned on our cash and available-for-sale securities and other income includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Interest income and other decreased to $89,000 for the three months ended September 30, 2009 from $254,000 for the comparable period in 2008 due to the decline in our investment balances as they are used to fund our operations. We expect our 2009 interest income to continue to decline through the remainder of 2009.
Nine Months Ended September 30, 2009 and 2008
Revenues. Revenues decreased to $1.3 million for the nine months ended September 30, 2009 from $2.8 million in the comparable period in 2008. Grant revenue decreased $464,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the completion late in 2008 of a three-year state grant and to the timing of expenditures that are reimbursed with grant proceeds. License fee revenue decreased $1.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of the nature and timing of target acceptances and fees under our collaboration agreement with Bristol-Myers Squibb, including a clinical development milestone in the third quarter of 2008. During 2009, our revenues may fluctuate compared to 2008 as a result of differences in demand for targets and the achievement and timing of Bristol-Myers Squibb milestones, if any. Beyond 2009, we anticipate that Bristol-Myers Squibb’s demand for new targets will be reduced, or cease altogether. Additionally, our grant revenues could fluctuate based on the timing of grant-related activities and the award of new grants for which we continue to apply.

Research and Development Expenses. Research and development expenses decreased to $7.9 million for the nine months ended September 30, 2009 from $12.8 million in the comparable period in 2008. The decrease of approximately $4.9 million related primarily to a decrease in clinical and preclinical development costs of $5.5 million and a decrease in patent legal fees and other of $173,000, partially offset by an increase in other research and development expenses of approximately $742,000. Of the decrease in clinical and preclinical development costs of $5.5 million, $4.5 million related to costs associated with the completion of an ATHX-105 phase I clinical trial in the first half of 2008 and preparations for a phase II clinical trial of ATHX-105 in 2008, which included several preclinical studies and manufacturing costs. The ATHX-105 program was suspended early in 2009 and there will be no future costs incurred for the program. The remaining $1.0 million decrease in clinical and preclinical development costs related primarily to a $235,000 credit from a renegotiated contract with a contract research organization in June 2009, $322,000 of manufacturing costs in the first nine months of 2008 associated with our MultiStem clinical trials, and reduced external costs for regulatory consulting and preclinical studies in the first nine months of 2009 compared to 2008. Our clinical costs for the nine months ended September 30, 2009 and 2008 are reflected net of Angiotech’s cost-sharing amount related to our MultiStem acute myocardial infarction collaboration in the amount of $621,000 and $709,000, respectively. The increase in other expenses of approximately $742,000 for the nine months ended September 30, 2009 from the comparable period in 2008 was primarily a result of increased sponsored research costs associated with a grant, and increased personnel, stock-based compensation and research supply costs in the first nine months of 2009. Our research and development costs may fluctuate as we advance the clinical development of our product candidates and enroll subjects in clinical trials. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project, rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses remained relatively consistent at approximately $3.9 million for the nine months ended September 30, 2009 and $4.1 million in the comparable period in 2008.
Depreciation. Depreciation expense remained relatively consistent at $175,000 for the nine months ended September 30, 2009 and $158,000 for the comparable period in 2008.
Interest Income and Other. Interest income represents interest income earned on our cash and available-for-sale securities and other income includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Interest income and other decreased to $331,000 for the nine months ended September 30, 2009 from $1.0 million for the comparable period in 2008 due to the decline in our investment balances as they are used to fund our operations. We expect our 2009 interest income to continue to decline through the remainder of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our sources of liquidity include our cash balances and available-for-sale securities. At September 30, 2009, we had $9.2 million in cash and cash equivalents and $13.2 million in available-for-sale securities. We have primarily financed our operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million.
Our available-for-sale securities typically include United States government obligations and corporate debt securities. As of September 30, 2009, approximately 69% of our investments were in United States government obligations, which included government-backed agencies. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. We expect to have available cash to fund our operations approximately through 2011 based on our current business and operational plans and assuming no new financings. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, the time and cost related to proposed regulatory approvals, if any, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms, particularly in light of the current credit crisis. Any shortfall in funding could result in, among other things, our having to curtail our research and development efforts.
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
Net cash used in operating activities was $9.0 million for the nine months ended September 30, 2009 and $12.5 million for the nine months ended September 30, 2008 representing the use of cash in funding research, preclinical and clinical development initiatives and administrative costs, and may fluctuate as we advance the clinical development of our product candidates and enroll subjects in clinical trials.
Net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2009 and $15.8 million for the nine months ended September 30, 2008. The fluctuations from period to period are due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $54,000 in the nine months ended September 30, 2009 and $486,000 in the nine-month period ended September 30, 2008.
Financing activities provided no cash for the nine months ended September 30, 2009 and used cash of $1.8 million for the nine months ended September 30, 2008 related to the repayment of our senior loan in June 2008.
Bridge noteholders and investors in the equity offering in June 2007 received five-year warrants to purchase an aggregate of 132,945 and 3,250,000 shares of common stock, respectively, with an exercise price of $6.00 per share. The lead investor received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at September 30, 2009.
Our senior loan was repaid in full in June 2008. The senior lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No milestone events have occurred as of September 30, 2009. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at September 30, 2009.

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
In connection with our MultiStem collaboration with Angiotech, upon the successful achievement of specified clinical development and commercialization milestones, we may receive up to $3.75 million of additional equity investments and $63.75 million of aggregate cash payments, though there can be no assurance that we will achieve any milestones. We continue to jointly fund clinical development activities with Angiotech in accordance with our collaboration, and, as of September 30, 2009, $183,000 was due from Angiotech.
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
New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance (issued as EITF Issue No. 07-1) related to accounting for collaborative arrangements, now referred to as Accounting Standards Codification (“ASC”) FASB ASC Topic 808. The effective date of the guidance was January 1, 2009 for calendar year companies with retrospective application required for all periods presented for collaborative arrangements existing as of the effective date. FASB ASC Topic 808 requires certain disclosures related to collaborative arrangements where parties are active participants and exposed to significant risks and rewards dependent on the commercial success of the activity. The adoption of the new guidance did not have a material impact on our financial statements because our accounting for our collaborative agreement was consistent with the standard’s provisions.
In May 2008, the FASB issued guidance (issued as Staff Position APB 14-1) related to accounting for convertible debt that may be settled in cash upon conversion, now referred to as FASB ASC Topic 470. The new guidance requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We have no current convertible debt instruments, and concluded that all of our prior instruments were not within the scope of the new guidance; therefore, there was no retrospective effect from the adoption of the new guidance on our financial statements.

In June 2008, the FASB issued clarifying guidance (issued as EITF Issue No. 07-5) related to determining whether an instrument is indexed to an entity’s own stock, now referred to as ASC Topic 815. The new guidance was effective for us on January 1, 2009. The adoption of the new guidance had no impact on our financial statements.
In April 2009, the FASB issued guidance (issued as Staff Position FAS 115-2 and FAS 124-2) related to the recognition and presentation of other-than-temporary impairments, now referred to as ASC Topic 320. The guidance requires, among other things, that other-than-temporary impairments be separated into the amount recognized in earnings and the amount recognized in other comprehensive income. The guidance was effective for us on June 30, 2009. The adoption of the new guidance had no impact on our financial statements.
In April 2009, the FASB issued additional guidance (issued as FSP 157-4) related to determining fair value when the volume and level of activity for the asset or liability has significantly decreased and required additional disclosures about fair value measurements in annual and interim reporting periods. FASB ASC Topic 820 provides guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The standard also provides guidance on circumstances that may indicate that a transaction is not orderly. The additional guidance within FASB ASC Topic 820 was effective for us on June 30, 2009. The adoption of the additional guidance had no impact on our financial statements.
In April 2009, the FASB issued additional guidance (issued as Staff Position FAS 107-1 and APB 28-1) related to interim disclosures about fair value of financial instruments, now referred to as FASB ASC Topic 825. The additional guidance extends the disclosure requirements of prior guidance to interim financial statements of publicly traded companies. The additional guidance was effective for us on June 30, 2009. The adoption of the additional guidance had no impact on our financial statements, since we have been making the required disclosures in our interim financial statements.
In May 2009, the FASB issued additional guidance (issued as SFAS No. 165) , now referred to as ASC Topic 855, related to subsequent events and provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The additional guidance was effective for us on June 30, 2009 and its adoption had no impact on our financial statements. We have evaluated subsequent events through November 5, 2009, the date of filing of this report with the Securities and Exchange Commission.
In September 2009, FASB ASC 605-25 was updated (ASU No. 2009-07) related to revenue recognition for arrangements with multiple elements. The new guidance will be effective for us for our annual report on Form 10-K for the year ended December 31, 2010. Early adoption is permitted provided that the new guidance is retroactively applied to the beginning of the year of adoption. We have not yet evaluated the potential effect of the future adoption of this new guidance.
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
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies, corporate debt securities and A1+/P1 commercial paper. As of September 30, 2009, approximately 69% of our investments were in United States government obligations, which included government-backed agencies. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At September 30, 2009, we had no borrowings outstanding.

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
Changes in internal control over financial reporting
During the third quarter of 2009, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ATHERSYS, INC.

Date: November 5, 2009	/s/ Gil Van Bokkelen Gil Van Bokkelen
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