Form 10-K
period 2009-12-31
ATHERSYS, INC / NEW
filed 2010-03-11
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
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
Yes ☐ No ☑
The aggregate market value at June 30, 2009, the last day of the registrant’s most recently completed second quarter, of shares of the registrant’s common stock (based upon the closing price per share of $0.88 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $11.4 million.
The registrant had 18,929,333 shares of common stock outstanding on March 11, 2010.
Documents Incorporated By Reference.
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2010 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS.
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies, we have established a pipeline of therapeutic product development programs in multiple disease areas. We are committed to developing therapeutic products that we believe have best-in-class potential, meaning therapeutic candidates that have the potential to be safer, more effective products than the current standard of care or other products in development, and that may have other advantages, such as superior scalability or ease of administration. Our current product development portfolio consists of MultiStem®, a patented and proprietary stem cell product that we are developing as a treatment for multiple disease indications and that is currently being evaluated in two ongoing clinical trials, and has been authorized for use in a third clinical trial. In addition, we are developing novel pharmaceuticals to treat indications such as obesity, certain cognitive and attention disorders, and narcolepsy or other forms of excessive daytime sleepiness.
Recent Developments
In December 2009, we entered into a collaboration agreement with Pfizer Inc., or Pfizer, to develop and commercialize MutiStem for the treatment of inflammatory bowel disease, or IBD, for the worldwide market. Under the terms of the agreement, we received an up-front cash payment of $6 million from Pfizer and will receive research funding and support during the initial phase of the collaboration. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones. We will be responsible for manufacturing and Pfizer will pay us for manufacturing product for clinical development and commercialization purposes. Pfizer will have responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at phase III clinical development.
Business Strategy
Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our strategy are outlined below.
•	Efficiently develop product candidates in established areas of significant clinical need. We will continue to develop certain product candidates leveraging others’ prior clinical efforts and validation while we focus on development of best-in-class product candidates with differentiated profiles. Our intention is to develop our products for ultimate commercialization by us, our partners or licensees after they have received approval from the U.S. Food and Drug Administration, or FDA, and/or other regulatory agencies.
•	Apply our proprietary technologies toward the rapid identification, validation, and development of therapeutic product candidates. We will continue to use our proprietary technologies to identify and validate therapeutic product candidates. We believe our technologies, including MultiStem and RAGE (Random Activation of Gene Expression), provide us with a competitive advantage in drug discovery and product development by allowing us to move products quickly from the discovery phase into clinical trials. We will select candidates for internal development based on several factors, including the required regulatory approval pathway and the potential market into which the product may be sold, and our ability to feasibly fund development activities through commercialization and marketing of the approved product.
•	Enter into licensing or co-development arrangements for certain product candidates. We intend to license certain of our product candidates to, or co-develop them with, qualified collaborators to broaden and accelerate our product development and commercialization efforts. We anticipate that this strategy will help us to enhance our return on product candidates for which we enter into collaborations through the receipt of a mix of license fees, milestone payments, and profit sharing or royalties. Certain partnerships may include strategic equity investments.

•	Continue to expand our intellectual property portfolio. Our intellectual property is important to our business and we take significant steps to protect its value. We have an ongoing research and development effort, both through internal activities and through collaborative research activities with others, which aims to develop new intellectual property and enables us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem.
•	Out-license non-core applications of our technologies. Certain elements of our technologies, such as their application toward the development of novel diagnostics or their use for the analysis, characterization or production of certain types of therapeutic product candidates such as biogenerics or biosimilars, may not be relevant to the key elements of our corporate strategy. We believe these applications may have significant potential value, however, and may provide capital to us that can be applied to our other development efforts. Where appropriate, we may seek to license non-core applications of our technologies to others to realize this value.
Our Current Programs
By applying our proprietary cell therapy platform, MultiStem, we have established therapeutic product development programs in the areas of cardiovascular disease, hematopoietic stem cell, or HSC, transplant support and ischemic stroke, and are developing a program to treat IBD with our partner, Pfizer. We advanced our first two MultiStem programs into clinical development in 2008 and completed phase I enrollment in our cardiovascular trial in the first quarter of 2010. In 2010, we intend to further advance our HSC transplant support phase I study in both the U.S. and Europe, while we prepare for phase I clinical studies in ischemic stroke and IBD and for a potential phase II clinical study of MultiStem for acute myocardial infarction. In addition, by applying our core technologies and capabilities, we have established drug development programs in the areas of obesity and central nervous system disorders involving cognition, attention and wakefulness.
Regenerative Medicine Programs
MultiStem — A Novel Allogeneic Approach to Stem Cell Therapy and Regenerative Medicine
We are developing a proprietary nonembryonic, allogeneic stem cell product candidate, MultiStem, that we believe has potential utility for treating a broad range of diseases and could have widespread application in the field of clinical regenerative medicine. Unlike traditional bone marrow transplants or other stem cell therapies, MultiStem may be manufactured on a large scale (with hundreds of thousands to millions of doses obtained from a single healthy donor), and may be administered without tissue matching or the need for immune suppression, analogous to type O blood. Potential applications of MultiStem include the treatment of cardiovascular disease, cancer treatment related transplant support, certain neurological conditions, autoimmune disease and other conditions. We initiated phase I clinical trials in the areas of acute myocardial infarction, or AMI, and HSC transplant support in 2008 and have received FDA authorization to initiate a phase I clinical trial in the area of ischemic stroke. We believe that MultiStem represents a significant advancement in the field of stem cell therapy and could have broad clinical application.
MultiStem is a patented biologic product that is manufactured from human stem cells obtained from adult bone marrow. The product consists of a special class of human stem cells that have the ability to express a range of therapeutically relevant proteins and other factors, as well as form multiple cell types. Factors expressed by MultiStem have the potential to deliver a therapeutic benefit in several ways, such as the reduction of inflammation, regulation of immune system function, protection of damaged or injured tissue, the formation of new blood vessels in regions of ischemic injury and augmenting tissue repair and healing in other ways. These cells exhibit a drug-like profile in that they act primarily through the production of factors that regulate the immune system, protect damaged or injured cells, promote tissue repair and healing and most or all of the cells are cleared from the body over time.
The therapeutic benefit of bone marrow transplantation has been recognized for decades, and its clinical use has grown since Congress passed the National Organ Transplant Act in 1984 and the National Marrow Donor Registry was established in 1990. However, widespread bone marrow or stem cell transplantation has yet to become a reality. Some of the limitations that have prevented broader clinical application of bone marrow or stem cell transplantation include the requirement for tissue matching between donor and recipient, the typical need for one donor for each patient (a reflection of the inability to expand cells in a controlled and reproducible manner), frequent use of immune suppressive drugs to avoid rejection or immune system complications, the inability to efficiently produce significant quantities of stem cells, and a range of potential safety issues.

A stem cell therapy that has the potential to address the challenges mentioned above could represent a breakthrough in the field of regenerative medicine, since it could greatly expand the clinical application of stem cell therapy or other forms of regenerative medicine. In 2003, we acquired technology originally developed at the University of Minnesota related to a novel stem cell, the Multipotent Adult Progenitor Cell, or MAPC, which may be isolated from adult bone marrow as well as other nonembryonic tissues. Over the past several years, we have further developed this technology and the manufacturing of these cells for use in ongoing clinical trials. Our current product platform is referred to as MultiStem. During several years of preclinical work, MultiStem has demonstrated the potential to address the fundamental limitations observed with traditional bone marrow or hematopoietic stem cell transplants.
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
At each step of the MultiStem production process, cells are analyzed and qualified according to pre-established criteria to ensure that a consistent, well characterized product candidate is produced. Cells are harvested from a pre-qualified donor and then expanded to form a Master Cell Bank from which we produce clinical grade material. In March 2007, we and our manufacturing partner, Lonza Walkersville, Inc., announced the successful establishment of a Master Cell Bank produced under Good Manufacturing Practices, or GMP, and the production of clinical grade material for our initial clinical trials. In multiple animal models, MultiStem has been shown to be non-immunogenic, and is administered without the genetic matching that is typically required for conventional bone marrow or stem cell transplantation.
MultiStem allows us to pursue multiple high value commercial opportunities from a single product platform, because, based upon work that we and independent collaborators have conducted over the past several years, we believe that MultiStem has the potential to treat a range of distinct disease indications, including ischemic injury and cardiovascular disease, certain neurological diseases, autoimmune disease, transplant support (including in oncology patients), and a range of orphan disease indications. As a result, we expect to be able to efficiently add clinical indications as we further expand the scope of potential applications for MultiStem, enabling us to reduce costs and shorten development timelines in comparison to traditional single-use preclinical studies.

Working with independent investigators, we have conducted preclinical studies in relevant animal models designed to evaluate safety and potential therapeutic benefit in various disease indications. Based on the results of these and other studies, we have submitted and the FDA has authorized three investigational new drug applications, or INDs, involving administration of MultiStem in phase I clinical trials in treating distinct disease conditions to date. We advanced two MultiStem programs into clinical development in 2008, initiating phase I clinical trials in cardiovascular disease (treating patients that have suffered an acute myocardial infarction) and in oncology treatment support (administering MultiStem to leukemia or lymphoma patients who are receiving a traditional bone marrow or HSC transplant to reduce the risk or severity of graft versus host disease, or GVHD). We are conducting the acute myocardial infarction clinical trial with our partner Angiotech Pharmaceuticals, Inc., or Angiotech, and we completed phase I enrollment in the first quarter of 2010.
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
As stated above, we have consistently observed that MultiStem is safe and effective in animal models. As a result, we have advanced MultiStem to clinical development stage in three areas: treatment of damage caused by myocardial infarction; support in the hematologic malignancy setting to reduce certain complications associated with traditional bone marrow or HSC transplantation; and treatment for stroke caused by a blockage of blood flow in the brain. We may expand to other clinical indication areas as results warrant and resources permit.
Heart Attack
In our current phase I clinical trial, we are exploring the use of MultiStem as a treatment for damage caused by myocardial infarction, or heart attack. Myocardial infarction is one of the leading causes of death and disability in the United States. Myocardial infarction is caused by the blockage of one or more arteries that supply blood to the heart. Such blockages can be caused, for example, by the rupture of an atherosclerotic plaque deposit. According to the American Heart Association 2010 Statistical Update, there were approximately 935,000 cases of myocardial infarction that occurred in the United States in 2006 and approximately 8.5 million individuals living in the United States that had previously suffered a heart attack. In addition, there were more than 831,000 deaths that occurred from various forms of cardiovascular disease, including 567,000 individuals that died as a result of a myocardial infarction or congestive heart failure. A variety of risk factors are associated with an elevated risk of myocardial infarction or atherosclerosis, including age, high blood pressure, smoking, sedentary lifestyle and genetics. While advances in the diagnosis, prevention and treatment of heart disease have had a positive impact, there is clearly room for improvement — myocardial infarction remains a leading cause of death and disability in the United States and the rest of the world.
MultiStem has been studied in validated animal models of AMI, including at both the Cleveland Clinic and the University of Minnesota. Investigators demonstrated that the administration of allogeneic MultiStem into the hearts of animals damaged by experimentally induced heart attacks resulted in significant functional improvement in cardiac output and other functional parameters compared with animals that received placebo or no treatment. Furthermore, the administration of immunosuppressive drug was not required and provided no additional benefit in this study, and supports the concept of using MultiStem as an allogeneic product.

Working with a qualified contract research organization, we completed additional preclinical studies in established pig models of acute myocardial infarction using catheter delivery and examining various factors such as the route and method of MultiStem administration, dose ranging, and timing of treatment. In 2008, we initiated a multicenter phase I clinical trial in this indication, and during the first quarter of 2010, we completed enrollment. We are working with leading cardiovascular treatment clinical sites and experts in the area of cardiovascular disease to complete this phase I clinical trial.
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
Stroke
A third focus of our regenerative medicine program is the use of MultiStem for the treatment of neurological injury as a result of ischemic stroke, which accounts for approximately 85% of all strokes. Recent progress toward the development of safer and more effective treatments for ischemic stroke has been disappointing. Despite the fact that ischemic stroke is one of the leading causes of death and disability in the United States, affecting more than 700,000 new patients annually according to the United States Centers for Disease Control and Prevention, or CDC, there has been little progress toward the development of treatments that improve the prognosis for stroke victims. The only FDA-approved drug currently available for ischemic stroke is the anti-clotting factor, tPA. According to current clinical guidelines, tPA must be administered to stroke patients within three hours after the occurrence of the ischemic stroke to remove the clot while minimizing potential risks, such as bleeding into the brain. Administration of tPA after this time frame is not recommended, since it can cause bleeding or even death. Given this limited therapeutic window, it is estimated that less than 5% of ischemic stroke victims currently receive treatment with tPA.

In preclinical studies conducted by investigators, including at both the University of Minnesota and the Medical College of Georgia, significant functional improvements have been observed in rodents that have undergone an experimentally induced stroke, or that have incurred significant neurological damage as a result of neonatal hypoxic ischemia, and then received treatment with MultiStem. Through research conducted by collaborators at the Medical College of Georgia and presented at the annual American Academy of Neurology meeting in April 2006, we observed that administration of MultiStem even one week after a surgically induced stroke results in substantial long-term therapeutic benefit, as evidenced by the improvement of treated animals compared with controls in a battery of tests examining mobility, strength, fine motor skills, and other aspects of neurological functional improvement. We believe that this benefit is achieved through several mechanisms, including reduction of inflammation and immune system modulation in the ischemic area and the protection and rescue of damaged or injured cells, including neuronal tissue. These results have been confirmed in subsequent studies that demonstrate MultiStem treatment is well tolerated, does not require immunosuppression, and results in a robust and durable therapeutic benefit even when administered one week after the initial stroke event.
In 2008, we completed additional preclinical safety studies and submitted an IND for this application, which has been authorized by the FDA. The phase I safety clinical trial authorized by the FDA is a double blind, placebo controlled study that allows for administration of MultiStem to patients 48 to 60 hours after the ischemic stroke, which, if shown to be safe and effective, would represent a significant extension of the treatment window relative to existing standard of care. We have initiated planning and are continuing preparations for the commencement of the phase I study.
IBD
In December 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MutiStem for the treatment of IBD for the worldwide market. IBD is a group of inflammatory and autoimmune conditions that affect the colon and small intestine, typically resulting in severe abdominal pain, weight loss, vomiting and diarrhea. The most common forms of the disease include ulcerative colitis and crohn’s disease, which are estimated to affect more than two million people in the U.S., major European countries and Japan. Chronic IBD can be a severely debilitating condition, and advanced cases may require surgery to remove the affected region of the bowel, and may also require temporary or permanent colostomy or iliostomy. In many cases, surgery does not achieve a permanent cure, and patients suffer a return of the disease. We are currently planning and preparing for a phase I clinical study in the IBD area, and plan to initiate the study as soon as possible after regulatory approval.
We believe that MultiStem could have broad potential to treat a range of conditions. In addition to the above programs, working with partners and collaborators, and as resources permit, we intend to explore the potential utility of MultiStem for treating a range of other conditions, including autoimmune diseases, other conditions that involve the immune system, and certain neurological conditions, especially those in which inflammation plays a role. We believe that MultiStem could have utility in treating multiple diseases, and as a result, has the potential to create significant value for our Company and our stockholders.
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

We are developing novel pharmaceutical treatments for obesity, which are compounds designed to act by stimulating a key receptor in the brain that regulates appetite and food intake — the 5HT2c receptor. The role of this receptor in regulating food intake is well understood in both animal models and humans. In 1996, Wyeth Pharmaceuticals launched the anti-obesity drug Redux® (dexfenfluramine), a non-specific serotonin receptor agonist that was used with the stimulant phentermine in a combination commonly known as fen-phen. This diet drug combination gained rapid and widespread acceptance in the clinical marketplace and was shown to be highly effective at regulating appetite, reducing food intake, and causing weight loss. Unfortunately, in addition to stimulating the 5HT2c receptor, Redux also stimulated the 5HT2b receptor that is found in the heart. The activation of 5HT2b by Redux is believed to have caused significant cardiovascular problems in a number of patients and, as a result, Redux was withdrawn from the market in 1997. In 1996, doctors wrote 18 million monthly prescriptions for drugs constituting the fen/phen combination. In that same year, these drugs generated sales of greater than $400 million, serving as a benchmark for the substantial market opportunity for an effective drug to treat clinical obesity.
Since the withdrawal of Redux from the market, several groups have published research that implicates stimulation of the 5HT2b receptor as the underlying cause of the cardiovascular problems. These findings suggest that highly selective compounds that stimulate the 5HT2c receptor, but that do not appreciably stimulate the 5HT2b receptor, could be developed that maintain the desired appetite suppressive effects without the cardiovascular toxicity. Recently, Arena Pharmaceuticals developed a selective 5HT2c agonist, Lorcaserin, which exhibits significant selectivity for the 5HT2c receptor relative to the 5HT2b receptor. In a phase II clinical trial conducted by Arena Pharmaceuticals, Lorcaserin was demonstrated to reduce appetite and cause statistically significant weight loss in patients that were administered the drug for a period of three months, without causing any apparent cardiovascular effects. However, at higher doses the drug has been shown to cause dizziness, nausea and headaches, which may be a consequence of its apparently more limited selectivity for the 5HT2c receptor relative to another serotonin receptor expressed in the brain, the 5HT2a receptor. Arena Pharmaceuticals recently completed two phase III clinical trials designed to evaluate safety, including cardiovascular safety, and effectiveness at causing weight loss in patients that are administered Lorcaserin for a period of up to two years. The results of these studies demonstrated that there was no evidence of cardiovascular toxicity or other serious adverse events, however, only modest weight loss was seen. We believe the modest weight loss is a result of the inability to administer Lorcaserin at higher dose levels in order to achieve a greater therapeutic effect — a reflection of the limited compound selectivity at the 5HT2a receptor and the neurological side effects seen at higher dose levels.
We initiated a drug development program focused on creating potent and selective compounds that stimulate the 5HT2c receptor, but that avoid the 5HT2b receptor and other receptors, such as 5HT2a. Our specific goal has been to develop an orally administered pill that reduces appetite by stimulating the 5HT2c receptor, but that does not stimulate the 5HT2b receptor, the 5HT2a receptor, or other receptors that could cause adverse side effects. Based on extensive preclinical studies that we have conducted with compounds that we have developed, we have demonstrated the ability to develop highly potent and selective compounds that are potent and selective for the 5HT2c receptor, and that lack activity at either 5HT2a or 5HT2b. We believe that the potency and selectivity profile displayed by compounds we are developing for the 5HT2c receptor relative to both the 5HT2b receptor and the 5HT2a receptor will result in substantially better efficacy and a cleaner safety and tolerability profile in clinical trials, as well as a more convenient dosing schedule than other 5HT2c agonist programs.

H3 Antagonists for the Treatment of Sleep Disorders and Certain Other Cognitive Disorders
In addition to our other programs, we are independently developing novel, orally-active pharmaceuticals that are designed to enhance wakefulness and promote cognitive abilities in patients that experience attention or cognitive deficits. Individuals that suffer from narcolepsy or other conditions that result in excessive daytime sleepiness, or EDS, may experience persistent tiredness and lack of energy. Chronic fatigue may be experienced by patients with other disease conditions such as Parkinson’s or those undergoing treatment for cancer. As a result, such individuals may experience significant difficulty in performing certain tasks and may suffer an impaired quality of life. More than 100,000 individuals in the United States suffer from narcolepsy or EDS. Historically, narcoleptics were treated with amphetamines and related stimulants that had substantial side-effects, but more recently have been prescribed Provigil (Modafinil). This compound works by an unknown mechanism, but appears to be relatively free of the stimulant side-effects of amphetamines. In addition to its use for narcolepsy, Provigil is also approved for the treatment of shift work sleep disorder, or SWSD, and sleep apnea. Known side effects experienced by patients taking Provigil include anxiety, depression, rash, and rare occurrences of serious and potentially life threatening reactions including Stevens Johnson Syndrome, Toxic Epidermal Necrolysis, Erythema Multiforme, and multi-organ hypersensitivity. Sales of Provigil in 2008 were reported to be over $950 million. Although Provigil appears to be an improvement over previous narcolepsy drugs, certain safety concerns were raised by the FDA when Cephalon, Inc. attempted to gain approval of Modafinil for attention deficit-hyperactivity disorder, or ADHD, and the company subsequently abandoned efforts in this market.
Individuals with attention or cognitive disorders may suffer from an inability to focus, solve problems, process information, communicate, and may have memory impairment. Attention and cognitive disorders include ADHD, Schizophrenia, Alzheimer’s disease and other forms of dementia. Reuters Business Insights estimates that in 2008 nearly 25 million people suffered from ADHD in the seven major pharmaceutical markets (United States, France, Germany, Italy, Spain, United Kingdom and Japan). Research also shows that 60% of children with ADHD maintain the disorder into adulthood, and the condition afflicts predominantly boys. According to IMS Health, aggregate global sales of drugs for treatment of ADHD and narcolepsy were more than $5.7 billion in 2008, and most of these were psychostimulants (e.g. methylphenidate, amphetamine/dexamfetamine, modafinil) with side effects and abuse potential. Despite the limitations of these products, the market grew by more than 13% over the prior year. We believe there exists a significant market opportunity for safer and more effective treatments.
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
We intend to continue the study of H3 antagonist compounds that we are developing for potential applications in treating narcolepsy, excessive daytime sleepiness, chronic fatigue associated with certain disease conditions such as Parkinson’s, certain attention or cognitive disorders, and other conditions. In addition, we intend to conduct additional pharmacology and safety testing of certain compounds we are developing, and are exploring potential partnering opportunities around this and other programs.

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
Collaborations and Partnerships
Pfizer
In the fourth quarter of 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MutiStem for the treatment of IBD for the worldwide market. Under the terms of the agreement, we received an up-front cash payment of $6 million from Pfizer and will receive research funding and support during the initial phase of the collaboration. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. We will be responsible for manufacturing and Pfizer will pay us for manufacturing product for clinical development and commercialization purposes. Pfizer will have responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at phase III clinical development.
The Pfizer collaboration does not have a specific termination date, but will terminate upon the last to expire royalty term, unless terminated earlier by either party. Either party can terminate the agreement for an uncured material breach or default. Pfizer is permitted to terminate the agreement upon advance written notice to us if we sustain certain turnover levels for employees working on the program, if our license with the University of Minnesota is terminated, if we experience a specified change of control event, or in its sole discretion. We can terminate the agreement if a certain milestone event has not occurred by a defined period of time, or if we reasonably believe that Pfizer has failed to satisfy its obligations to progress the development of the program. Following termination of the agreement by us, all licenses granted to Pfizer to develop and commercialize MultiStem for IBD will terminate, other than certain more limited research licenses, and ownership of regulatory and clinical data will revert to us. Following termination of the agreement by Pfizer, the licenses granted to Pfizer will remain in effect according to their terms, unless the termination is due to our breach, employee turnover or termination of the license with University of Minnesota, in which case payments to us will be reduced from what was otherwise payable. Also, if Pfizer terminates in its sole discretion, then Pfizer retains its obligation to fund our research and development costs as set forth in the agreement.

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
Bristol-Myers Squibb
In December 2000, we entered into a collaboration with Bristol-Myers Squibb to provide cell lines expressing well validated drug targets produced using our RAGE technology for compound screening and development. This initial collaboration was expanded in 2002 and again in 2006, and is now in its final phase as amended in 2009. Bristol-Myers Squibb uses the cell lines in its internal drug development programs and, in exchange, we receive license fee and milestone payments and will be entitled to receive royalties on the sale of any approved products. Depending on the use of a cell line by Bristol-Myers Squibb and the progress of drug development programs benefiting from the use of such a cell line, we may receive as much as approximately $5.5 million per cell line in additional license fees and milestone payments, though we cannot assure you that any further milestones will be achieved or that we will receive any additional milestone payments. In September 2008, Bristol-Myers Squibb successfully advanced into phase II clinical development a drug candidate discovered using a target provided by us, thereby triggering a clinical development milestone payment to us.

We intend to continue to prepare and deliver validated drug targets for use by Bristol-Myers Squibb in its drug discovery efforts until the collaboration objectives have been fulfilled. We will remain entitled to receive license fees for targets delivered to Bristol-Myers Squibb, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology. Beyond 2009, we anticipate that Bristol-Myers Squibb’s demand for new targets will be substantially reduced or cease altogether.
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
Other public companies are developing stem-related therapies, including Geron, Aastrom Biosciences, Stem Cells Inc., Viacell, Celgene, Advanced Cell Technology, CRYO-CELL International, Mesoblast Limited, Pluristem and Cytori Therapeutics. In addition, private companies, such as Cognate Therapeutics, Gamida Cell, Plureon, Cellerix and others, are also developing cell therapy related products or capabilities. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years.
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
We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We acquired ownership of part of our stem cell technology and intellectual property as a result of our 2003 acquisition of a holding company, which held the rights to the technology originally discovered at the University of Minnesota. We also have an exclusive license to additional MAPC-related inventions (or in other words, improvements) developed by the University of Minnesota through May 2009, and under a collaborative research agreement with the Katholieke Universiteit Leuven, or KUL, we have an exclusive license to MAPC-related inventions developed at KUL using the MAPC technology or intellectual property or that result from sponsored research funded by us. We also own and license additional intellectual property develop by us and others. We have fourteen issued patents and more than 120 patent applications related to our stem cell technologies. Our current intellectual property estate, which may broaden over time, could provide coverage for our cell compositions, methods of use, manufacturing processes, and product candidates through as late as 2028.
We have established a broad intellectual property portfolio related to our key functional genomics technologies and product candidates. We have a broad patent estate with claims directed to compositions, methods of making, and methods of using our small molecule drug candidates. We have filed four patent applications with broad claims directed to ATHX-105, related compounds in the same chemical series from which ATHX-105 was derived, and back-up and second generation compounds from distinct chemical series. In our Histamine H3 program, we have filed four patent applications with broad claims directed to compounds from two distinct chemical series. All compounds described in these patent applications were discovered at Athersys. In addition, we currently have fourteen issued United States patents and various issued international patents relating to compositions and methods for the RAGE technology. These patents will expire in 2017. There are also several patent applications relating to human proteins and candidate drug targets that we have identified through the application of RAGE and our other technologies. The RAGE technology was developed by Dr. John Harrington and other Athersys scientists internally in the mid-1990s.
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

Research and Development
Our research and development costs, which consist primarily of costs associated with external clinical trial costs, preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property application processes, and laboratory supply and reagent costs, were $11.9 million in 2009, $16.5 million in 2008, and $15.8 million in 2007.
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
A CTA is the European equivalent of the U.S. IND. CTA requirements are issued by each competent authority within the European Union and are enacted by local laws and Directives.
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
As of December 31, 2009, we employed 37 full time equivalent employees, 15 with Ph.D. degrees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.
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
Since Athersys’ inception in 1995, it has incurred significant losses and negative cash flows from operations. Athersys has incurred net losses of $19 million in 2007, $18 million in 2008 and $15 million in 2009. As of December 31, 2009, we had an accumulated deficit of $194 million, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. To date, substantially all of Athersys’ revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested yet in humans and animal studies. We cannot assure you that we will ever earn revenue or that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.
We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.
The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in Athersys’ operations was $12 million in 2007, $16 million in 2008 and $5 million in 2009. We expect to have available cash to fund our operations through 2011 based on our current business and operational plans and assuming no new financings. Our future capital requirements will depend on many factors, including:
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
Our product candidates are in an early stage of development and we currently have no therapeutic products approved for sale. If we are unable to develop, obtain regulatory approval or market any of our product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.
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
Currently, our material collaborations and licensing arrangements are our collaboration with Pfizer to develop and commercialize MultiStem for the treatment of IBD, our product co-development collaboration with Angiotech to jointly develop and ultimately market MultiStem for the treatment of damage caused by myocardial infarction and peripheral vascular disease, our collaboration agreement with Bristol-Myers Squibb pursuant to which we provide cell lines produced using our RAGE technology, and our license with the University of Minnesota pursuant to which we license certain aspects of the MultiStem technology. These arrangements do not have specific termination dates; rather, each arrangement terminates upon the occurrence of certain events.
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
We are highly dependent on our executive officers Gil Van Bokkelen, Ph.D., our Chief Executive Officer, as well as other executive and scientific officers, including William Lehmann, J.D., M.B.A., President and Chief Operating Officer, John Harrington, Ph.D., Chief Scientific Officer and Executive Vice President, Robert Deans, Ph.D., Senior Vice President, Regenerative Medicine, and Laura Campbell, CPA, Vice President of Finance, as well as other personnel.
These individuals are integral to the development and integration of our technologies and to our present and future scientific collaborations, including managing the complex research processes and the product development and potential commercialization processes. Given their leadership, extensive technical, scientific and financial expertise and management and operational experience, these individuals would be difficult to replace. Consequently, the loss of services of one or more of these named individuals could result in product development delays or the failure of our collaborations with current and future collaborators, which, in turn, may hurt our ability to develop and commercialize products and generate revenues.
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
Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and our pharmaceutical products. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of compounds and methods for using them for which we seek patent protection. We cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. We have filed multiple patent applications that seek to protect the composition of matter and method of use related to our small molecule programs. In addition, we are prosecuting numerous distinct patent families directed to composition, methods of production, and methods of use of MultiStem and related technologies. If we are unsuccessful in obtaining and maintaining these patents related to products and technologies, we may ultimately be unable to commercialize products that we are developing or may elect to develop in the future.

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
Technologies licensed to us by others, or in-licensed technologies, are important to our business. The scope of our rights under our licenses may be subject to dispute by our licensors or third parties. Our rights to use these technologies and to practice the inventions claimed in the licensed patents are subject to our licensors abiding by the terms of those licenses and not terminating them. In particular, we depend on certain technologies relating to our MultiStem technology licensed from the University of Minnesota, and the termination of this license could result in our loss of some of the rights that enable us to utilize this technology, and our ability to develop products based on MultiStem could be seriously hampered.
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
We face significant competition with respect to our product candidates. With regard to our efforts to develop MultiStem as a novel stem cell therapy, currently, there are a number of companies that are actively developing stem cell products, which encompass a range of different cell types, including embryonic stem cells, adult-derived stem cells, and processed bone marrow derived cells. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our MultiStem product platform and technologies, as well as our pharmaceutical formulations, becoming obsolete.
We are subject to significant competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government or other publicly funded agencies that are pursuing the development of therapeutic products and technologies that are substantially similar to our proposed therapeutic products and technologies, or that otherwise address the indications we are pursuing. Our most significant competitors include major pharmaceutical companies such as Pfizer, Bristol-Myers Squibb, Merck, Roche, Johnson & Johnson, Sanofi-Aventis and GlaxoSmithKline as well as smaller biotechnology or biopharmaceutical companies such as Arena Pharmaceuticals, Orexigen, Celgene, Vivus, Osiris, Geron, Aastrom, Stem Cells Inc., and Cytori Therapeutics. Most of our current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.
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
To remain competitive, we may decide to acquire additional businesses, products and technologies. We currently have no commitments or agreements with respect to, and are not actively seeking, any material acquisitions. We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions could require significant capital infusions and could involve many risks, including, but not limited to the following:
•	we may have to issue convertible debt or equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock;

•	an acquisition may negatively impact our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire;

•	certain acquisitions may disrupt our relationship with existing collaborators who are competitive to the acquired business;

•	acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and

•	key personnel of an acquired company may decide not to work for us.
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
Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 53,000 square feet of space for our corporate offices and laboratories, with about 40,000 square feet of state-of-the-art laboratory space. The lease currently expires in March 2011, and we have an option to extend the lease in annual increments through March 2013 at our current rent of $267,000 per year. Also, we currently lease office and laboratory space for our Belgian subsidiary. The lease expires December 2014 and the annual rent is subject to adjustments based on an inflationary index.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Currently, there are no such proceedings.

ITEM 3A.	EXECUTIVE OFFICERS OF THE REGISTRANT
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
Gil Van Bokkelen, Ph.D.
Age: 49
Dr. Van Bokkelen has served as our Chief Executive Officer and Chairman since June 2007. Dr. Van Bokkelen co-founded Athersys in October 1995 and served as Chief Executive Officer and Director since Athersys’ founding. Prior to May 2006, he also served as Athersys’ President. He has served as Chairman of Athersys’ board of directors since August 2000. Dr. Van Bokkelen is the current Chairman of the board of Governors for the Center for Stem Cells and Regenerative Medicine, and has served on a number of other boards, including the Biotechnology Industry Organization’s ECS board of directors (from 2001 to 2004, and from 2008 to present) and the Kent State University Board of Trustees from 2001 to 2004. He received his Ph.D. in Genetics from Stanford University, his B.A. in Economics from the University of California at Berkeley, and his B.A. in Molecular Biology from the University of California at Berkeley.
William (BJ) Lehmann, Jr., J.D.
Age: 44
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
Age: 42
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
Age: 58
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
Age: 46
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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Capital Market under the symbol “ATHX.” Set forth below are the high and low sale prices for our common stock on the NASDAQ Capital Market for the periods indicated.

	High	Low
Year ended December 31, 2009:
First Quarter	$1.28	$0.45
Second Quarter	$1.04	$0.75
Third Quarter	$1.35	$0.78
Fourth Quarter	$6.40	$0.97

Year ended December 31, 2008:
First Quarter	$5.00	$3.00
Second Quarter	$4.23	$1.55
Third Quarter	$4.00	$1.17
Fourth Quarter	$1.88	$0.15
Holders
As of February 28, 2010, the number of holders of record was approximately 910 of which one is Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co., as one stockholder.
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

ITEM 6.	SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007	2006	2005

Consolidated Statement of Operations Data:
Revenues:
Contract revenue	$1,079	$1,880	$1,433	$1,908	$763
Grant revenue	1,080	1,225	1,827	1,817	2,833

Total revenues	2,159	3,105	3,260	3,725	3,596
Costs and expenses:
Research and development	11,920	16,500	15,817	9,741	12,578
General and administrative	5,621	5,479	7,975	3,347	3,755
Depreciation	233	218	283	528	982
Restructuring costs	—	—	—	—	251

Loss from operations	(15,615)	(19,092)	(20,815)	(9,891)	(13,970)
Other (expense) income:

Other (expense) income, net	(126)	48	2,017	208	18

Interest income	375	1,146	1,591	119	317

Interest expense	—	(94)	(1,263)	(1,047)	(964)
Accretion of premium on convertible debt	—	—	(456)	(260)	—

Loss before cumulative effect of change in accounting principle	(15,366)	(17,992)	(18,926)	(10,871)	(14,599)
Cumulative effect of change in accounting principle	—	—	—	306	—

Net loss	$(15,366)	$(17,992)	$(18,926)	$(10,565)	$(14,599)

Preferred stock dividends	—	—	(659)	(1,408)	(2,253)

Deemed dividend resulting from induced conversion of convertible preferred stock	—	—	(4,800)	—	—

Net loss attributable to common stockholders	$(15,366)	$(17,992)	$(24,385)	$(11,973)	$(16,852)

Basic and diluted net loss per common share attributable to common stockholders:

Loss before cumulative effect of change in accounting principle	$(0.81)	$(0.95)	$(2.26)	$(41.89)	$(57.79)

Cumulative effect of change in accounting principle	—	—	—	1.05	—

Net loss per share	$(0.81)	$(0.95)	$(2.26)	$(40.84)	$(57.79)

Weighted average shares outstanding, basic and diluted	18,928,379	18,927,988	10,811,119	293,142	291,612

Consolidated Balance Sheet Data:

Cash and cash equivalents	$11,167	$12,552	$13,248	$1,528	$1,080
Available-for-sale securities (short-tem)	10,135	15,460	22,477	—	3,481
Working capital (deficit)	16,291	26,789	32,849	(3,206)	1,828
Available-for-sale securities (long-tem)	5,080	3,601	13,850	—	—
Total assets	28,331	33,877	52,225	4,266	7,309
Long-term obligations, less current portion	—	—	—	9,310	4,684
Accrued dividends	—	—	—	8,882	7,473

Total stockholders’ equity (deficit)	18,957	31,563	47,631	(20,007)	(8,584)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Current Programs
In 2008, we advanced two MultiStem programs into clinical development, initiating phase I studies in cardiovascular disease (treating patients that have suffered an acute myocardial infarction) and in oncology treatment support (administering MultiStem to leukemia or lymphoma patients who are receiving a traditional bone marrow or HSC transplant to reduce the risk or severity of GVHD). We are conducting the acute myocardial infarction clinical trial with our partner Angiotech, and we completed phase I enrollment in the first quarter of 2010. In May 2006, we entered into a product co-development collaboration with Angiotech to jointly develop and ultimately market MultiStem for the treatment of damage caused by myocardial infarction and peripheral vascular disease.
In December 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MutiStem for the treatment of IBD for the worldwide market. We are currently planning and preparing for a phase I clinical study in the IBD area and plan to initiate the study as soon as possible after regulatory approval.
We are also independently developing novel orally active pharmaceutical products for the treatment of obesity and certain central nervous system disorders, including disorders such as narcolepsy, excessive daytime sleepiness, and chronic fatigue, as well as other potential indications such as attention deficit hyperactivity disorder and other cognitive disorders such as schizophrenia.
Financial
In June 2007, we completed a merger with BTHC VI, Inc. and its wholly-owned subsidiary that was formed for the purpose of completing the merger. BTHC VI was a public shell corporation with substantially no assets, liabilities or operations. We continued as the surviving entity in the merger and our business became the sole operations of BTHC VI after the merger. BTHC VI’s acquisition of us effected a change in control and was accounted for as a reverse acquisition whereby we were the acquirer for financial statement purposes. Accordingly, our financial statements present our historical results and do not include the historical financial results of BTHC VI prior to the merger. At the time the merger was effective, each share of common stock of Athersys was exchanged into 0.0358493 shares of BTHC VI common stock, par value $0.001 per share.
In connection with the merger in June 2007, Athersys completed a restructuring of its capital stock, which included the conversion of the preferred stock into shares of its common stock, the termination of certain warrants, and the elimination of accrued dividends. As a result, immediately prior to the consummation of the merger with BTHC VI, all convertible preferred stock (including termination of warrants and elimination of accrued dividends) was converted into 53,341,747 shares of common stock and then exchanged for 1,912,356 shares of BTHC VI common stock using the merger exchange ratio of 0.0358493. The change to the conversion ratios of the convertible preferred stock was deemed to be an induced conversion, which resulted in a $4.8 million deemed dividend and an increase to the net loss attributable to common stockholders in June 2007.

Immediately after the merger, we completed an offering of 13,000,000 shares of common stock for aggregate net proceeds of $58.5 million in June 2007, which included the issuance of warrants to purchase 3,250,000 shares of common stock to the investors. We also issued warrants to purchase 500,000 shares of common stock to the lead investor and warrants to purchase 1,093,525 shares of common stock to the placement agents.
Upon the closing of the June 2007 offering, bridge investors from 2006 also received five-year warrants to purchase 132,945 shares of common stock at $6.00 per share, which terms were consistent with the warrants issued to new investors in the offering.
In 2007, Athersys terminated the majority of stock option awards and granted options for 3,625,000 shares of common stock under our equity incentive plans to its officers, employees, directors and consultants with an exercise price of $5.00 per share, resulting in stock compensation expense of $5.1 million in 2007.
We have incurred losses since inception of operations in December 1995 and had an accumulated deficit of $194 million at December 31, 2009. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
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
The following table sets forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Year ended December 31,
	2009	2008	2007
Contract revenue	$1,079	$1,880	$1,433
Grant revenue	1,080	1,225	1,827

	$2,159	$3,105	$3,260

Research and development expenses

	Year ended December 31,
Type of expense	2009	2008	2007
Personnel costs	$3,607	$2,924	$2,813
Research supplies	907	849	679
Facilities	826	817	762
Clinical and preclinical development costs	1,904	7,878	5,723
Sponsored research	878	393	465
Patent legal fees	1,351	1,481	1,086
Other	1,151	1,431	1,821
Stock-based compensation	1,296	727	2,468

	$11,920	$16,500	$15,817

General and administrative expenses

	Year ended December 31,
Type of expense	2009	2008	2007
Personnel costs	$1,975	$1,726	$1,987
Facilities	299	342	330
Legal and professional fees	916	1,032	1,165
Other	919	1,250	1,822
Stock-based compensation	1,512	1,129	2,671

	$5,621	$5,479	$7,975

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues. Revenues decreased to $2.2 million for the year ended December 31, 2009 from $3.1 million for 2008. Contract revenues for the year ended December 31, 2009 included $171,000 of revenues from Pfizer in connection with our collaboration agreement entered into in December 2009. We expect our contract revenues related to the Pfizer collaboration in the next few years to include amortization of the $6.0 million license fee over the estimated performance period, research and development funding, as well as payments for manufacturing and potential milestone achievement. Also included in contract revenues are license fees and milestone payments from our collaboration with Bristol-Myers Squibb, which decreased in 2009 as a result of a decline in activity and as a result of a clinical development milestone achieved in September 2008. We intend to continue to prepare and deliver validated drug targets as needed by Bristol-Myers Squibb for use in its drug discovery efforts, and will remain entitled to receive license fees, milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology. Beyond 2009, however, we anticipate that Bristol-Myers Squibb’s demand for new targets will be substantially reduced or cease altogether. Grant revenue decreased $145,000 primarily due to the completion of a state grant in 2008 and due to the timing of expenditures that are reimbursed with grant proceeds. Additionally, our grant revenues could fluctuate during any year based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses decreased to $11.9 million in 2009 from $16.5 million in 2008. The decrease of $4.6 million related primarily to a decrease in clinical and preclinical development costs of $6.0 million, a decrease in other research and development expenses of $280,000 and a decrease in patent legal fee expense of $130,000 in 2009 compared to 2008. These decreases were partially offset by an increase in personnel costs of $683,000, an increase in stock compensation expense of $569,000, an increase in sponsored research of $485,000, and an increase in research supplies and facilities expenses of $67,000 in 2009 compared to 2008. Of the $6.0 million decrease in clinical and preclinical development costs, $5.3 million related to costs associated with the completion of an ATHX-105 phase I clinical trial in the first half of 2008 and preparations for a phase II clinical trial of ATHX-105 in 2008, which included several preclinical studies and manufacturing costs. ATHX-105 development was suspended early in 2009 and there will be no future costs incurred for this product candidate. The remaining $700,000 decrease in clinical and preclinical development costs related primarily to a $235,000 credit from a renegotiated contract with a contract research organization in June 2009, reduced manufacturing costs associated with our MultiStem clinical trials, and reduced external costs for regulatory consulting and preclinical studies. Our clinical costs in 2009 and 2008 are reflected net of Angiotech’s cost-sharing reimbursements related to our MultiStem acute myocardial infarction collaboration in the amount of $847,000 and $943,000, respectively. Patent legal fee expense for 2009 decreased compared to 2008, but continued to be significant as a result of further development and maintaining our portfolio of patent applications. The increase in personnel costs related to the addition of personnel in support of our clinical programs and regulatory affairs, a 2009 company-wide performance bonus, salary increases and increased benefit costs. The increase in stock compensation expense related to a change in our estimated forfeiture rate, increased expense related to options held by certain consultants that are computed using variable accounting, and the issuance of stock option awards in 2009. Sponsored research costs increased primarily due to grant-funded programs that require collaboration with certain academic research institutions. We expect our research and development expenses to increase in 2010, primarily due to increased MultiStem clinical trial expenses and support of our Pfizer and Angiotech collaborations. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $5.6 million in 2009 from $5.5 million in 2008. The $100,000 increase was due primarily to an increase in stock compensation expense of $383,000 and an increase in personnel costs of $249,000, partially offset by a decrease in other expenses of $331,000, a decrease in legal and professional fees of $116,000 and a decrease in facilities expense of $43,000 in 2009 compared to 2008. The increase in stock compensation expense related to a change in our estimated forfeiture rate and the issuance of stock option awards in 2009. The increase in personnel costs related to a 2009 company-wide performance bonus, salary increases and increased benefit costs. The decrease in other expenses for 2009 was primarily a result of reduced temporary help and outsourced accounting services in 2009. The decrease in legal and professional fees in 2009 was primarily a result of reduced legal fees incurred in connection with SEC filings and transactional work. We expect our general and administrative expenses to continue at similar levels in 2010.
Depreciation. Depreciation expense increased to $233,000 in 2009 from $218,000 in 2008. The increase in depreciation expense was due to depreciation on capital purchases made in 2009.
Other Expense. Included in other expense for 2009 is an impairment loss of $115,000 related to an investment in a privately-held company.
Interest Income. Interest income decreased to $375,000 in 2009 from $1.1 million in 2008. The change in interest income was due to the decline in cash and investment balances during the period. While we received $6.0 million in fees from Pfizer in 2009, this payment had limited impact on interest income given its receipt in late December. Due to declining interest rates and lower cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our 2010 interest income to be less than 2009 absent any new financings or business transactions.
Interest Expense. Interest expense decreased to $0 in 2009 from $94,000 in 2008 due to the repayment of our senior loan in June 2008. We do not expect any significant interest expense in 2010.
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

Research and Development Expenses. Research and development expenses increased to $16.5 million in 2008 from $15.8 million in 2007. The increase of approximately $0.7 million related primarily to an increase in clinical and preclinical development costs of $2.2 million, an increase in patent legal fees of $395,000, an increase in research supplies expenses of $170,000 and an increase in personnel costs of $111,000 in 2008 compared to 2007. These increases were partially offset by a decrease in stock compensation expense of $1.7 million, a decrease in other expenses of $390,000 and a decrease in sponsored research of $72,000 in 2008 compared to 2007. The $2.2 million increase in preclinical and clinical costs was a result of the completion of the ATHX-105 phase I clinical trial, preparations for the ATHX-105 phase II clinical trial, completion of two additional phase I trials in the United Kingdom, performance of ATHX-105 non-clinical studies, and increases in MultiStem preclinical and clinical costs and manufacturing expenses. Our clinical costs in 2008 and 2007 are reflected net of Angiotech’s cost-sharing reimbursements related to our MultiStem acute myocardial infarction collaboration in the amount of $943,000 and $63,000, respectively. The increase in patent legal fees for 2008 was a result of maintaining our growing and maturing portfolio of patent applications, including prosecution costs for several cases that entered the national phase in 2008. Personnel costs increased due to the addition of personnel in support of our clinical programs, annual salary increases and increased benefit costs, which was partially offset by the absence of bonus payments in 2008. The decrease in other expenses was primarily a result of a milestone payment in 2007 in the amount of $1.0 million associated with a stem cell collaboration milestone and a stem cell IND milestone and was paid to the former owners of the technology. This decrease was partially offset by an increase in outsourced research and development expenses. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased to $5.5 million in 2008 from $8.0 million in 2007. The $2.5 million decrease was due primarily to a decrease in stock compensation expense of $1.5 million, decrease in other expenses of $572,000, decrease in personnel costs of $261,000, and a decrease in legal and professional fees of $133,000. The decrease in other expenses for 2008 was primarily as result of a one-time advisory fee of $350,000 in 2007 related to the merger. Personnel costs decreased due to the absence of bonus payments in 2008, which was partially offset by the addition of administrative support personnel, annual salary increases and increased benefit costs. The decrease in legal and professional fees in 2008 was primarily a result of reduced legal fees incurred in connection with SEC filings and transactional work.
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
Interest Income. Interest income decreased to $1.1 million in 2008 from $1.6 million in 2007. The change in interest income was due to the receipt and investment of the proceeds from the equity offering in June 2007, the proceeds of which had declined as they were used to fund operations.
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

Liquidity and Capital Resources
Our sources of liquidity include our cash balances and available-for-sale securities. At December 31, 2009, we had $11.2 million in cash and cash equivalents and $15.2 million in available-for-sale securities. Athersys has primarily financed its operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million.
In December 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MutiStem for the treatment of IBD for the worldwide market. Under the terms of the agreement, we received an up-front cash payment of $6 million from Pfizer and will receive research funding and support during the initial phase of the collaboration. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. We will be responsible for manufacturing and Pfizer will pay us for manufacturing product for clinical development and commercialization purposes. Pfizer will have responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at phase III clinical development.
In connection with our MultiStem collaboration with Angiotech, upon the successful achievement of specified clinical development and commercialization milestones, we may also receive up to $3.75 million of additional equity investments and $63.75 million of aggregate cash payments, though there can be no assurance that we will achieve any milestones. Under the terms of the collaboration, the parties are jointly funding clinical development activity, whereby preclinical costs are borne solely by us, costs for phase I and phase II clinical trials are borne 50% by us and 50% by Angiotech, costs for the first phase III clinical trial will be borne 33% by us and 67% by Angiotech, and costs for any phase III clinical trials subsequent to the first phase III clinical trial will be borne 25% by us and 75% by Angiotech. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech will take the lead on later clinical trials and commercialization. Late in 2007, the parties began to share costs for phase I clinical development, which is reconciled quarterly. As of December 31, 2009, $229,000 was due from Angiotech representing its share of costs for the fourth quarter of 2009. Upon product commercialization, we will receive nearly half of the net profits from the sale of any jointly developed, approved products.
Our collaboration agreement with Bristol-Myers Squibb, which was initially established in 2001, is now in its final phase. In September 2008, Bristol-Myers Squibb successfully advanced into phase II clinical development a drug candidate discovered using a target provided by us, thereby triggering a clinical development milestone payment to us. We intend to continue to prepare and deliver validated drug targets as needed by Bristol-Myers Squibb for use in its drug discovery efforts. We will remain entitled to receive license fees for targets delivered to Bristol-Myers Squibb, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any milestones or royalties. Beyond 2009, we anticipate that Bristol-Myers Squibb’s demand for new targets will be substantially reduced or cease altogether.
Our available-for-sale securities typically include United States government obligations, commercial paper and corporate debt securities. As of December 31, 2009, approximately 83% of our investments were in United States government obligations, including government-backed agencies. We have been investing conservatively due to the ongoing economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. We expect to have available cash to fund our operations through 2011 based on our current business and operational plans and assuming no new financings or significant business transactions. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, the time and cost related to proposed regulatory approvals, if any, and the costs in filing and prosecuting patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms, particularly in light of the current credit crisis. Any shortfall in funding could result in our having to curtail our research and development efforts.
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
Net cash used in operating activities was $4.6 million, $15.7 million and $12.1 million in 2009, 2008 and 2007, respectively, and represented the use of cash in funding clinical and preclinical product development activities. We expect that net cash used in operating activities will increase in 2010 in connection with increased research and development expenses of our MultiStem clinical trials and our Pfizer and Angiotech collaborations.
Net cash provided by investing activities was $3.2 million in 2009 and $16.8 million in 2008. Net cash used in investing activities was $36.4 million in 2007. The fluctuations from period to period are due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $381,000, $532,000 and $161,000 in 2009, 2008 and 2007, respectively. We expect that our capital equipment expenditures will continue at similar levels in 2010 compared to 2009.
Financing activities neither used nor provided cash in 2009, used cash of $1.8 million in 2008, and provided cash of $60.2 million in 2007. These fluctuations relate primarily to proceeds from the equity offering in June 2007, the issuance of a convertible promissory note in 2007 to Angiotech, and repayments of our senior loan.
Investors in the equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the June offering, Radius Venture Partners, invested $10.0 million and received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents for the June offering received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at December 31, 2009.
Our senior loan was repaid in full in June 2008. The senior lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No milestone events have occurred as of December 31, 2009. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at December 31, 2009.

Our contractual payment obligations as of December 31, 2009 are as follows:

					More
		Less Than			Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Operating leases for facilities and equipment lease	$470,000	$384,000	$86,000	$—	$—
We lease office and laboratory space under an operating lease and have options to renew the lease in annual increments through March 2013 at the initial rental rate. We executed options to renew through March 2011. Also, we lease office and laboratory space for our Belgian subsidiary. The lease expires December 2014 and the annual rent is subject to adjustments based on an inflationary index.
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
A discussion of the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting polices is as follows:
Revenue Recognition
Our license and collaboration agreements may contain multiple elements, including license and technology access fees, research and development funding, manufacturing revenue, cost-sharing, milestones and royalties. The deliverables under such an arrangement are evaluated under Accounting Standards Codification, or ASC, 605-25, Multiple-Element Arrangements, (which originated primarily from the guidance in EITF 00-21) to assess whether they have standalone value and objective and reliable evidence of fair value, and if so, are accounted for as a single unit. We then recognize revenue for each unit based on the culmination of the earnings process under ASC 605-S25 (issued as SAB Topic 13) and our estimated performance period for the single units of accounting based on the specific terms of each collaborative agreement. We subsequently adjust the estimated performance periods, if appropriate, on a prospective basis based upon available facts and circumstances. Future changes in estimates of the performance period may materially impact the timing of future revenue recognized. Amounts received prior to satisfying the revenue recognition criteria for contract revenues are recorded as deferred revenue in the accompanying balance sheets. Reimbursement amounts (other than those accounted for using collaboration accounting) paid to us are recorded on a gross basis in the statements of operations as contract revenues.

We entered into a collaboration agreement with Pfizer in December 2009 that contains multiple elements and deliverables. For a description of the collaboration agreement and the determination of contract revenues, see Note E to our consolidated financial statements included in this annual report on Form 10-K.
Also included in contract revenue are license fees received from Bristol-Myers Squibb, which are specifically set forth in the license and collaboration agreement as amounts due to us based on our completion of certain tasks (e.g., delivery and acceptance of a cell line) and development milestones (e.g., clinical trial phases), and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as tasks are completed and as milestones are achieved.
Similarly, grant revenue consists of funding under cost reimbursement programs primarily from federal and state sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced (unless prepaid) and recorded as revenue as tasks are completed.
Collaborative Arrangements
Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost, less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes. Currently, our only collaboration accounted for on a net basis is our cost-sharing collaboration with Angiotech.
Clinical Trial Costs
Clinical trial costs are accrued based on work performed by outside contractors who manage and perform the trials. We obtain initial estimates of total costs based on enrollment of subjects, project management estimates and other activities. Actual costs are typically charged to us and recognized as the tasks are completed by the contractor. Accrued clinical trial costs may be subject to revisions as clinical trials progress, and any revisions are recorded in the period in which the facts that give rise to the revisions become known. Since such actual costs are typically invoiced as incurred or based on contractual amounts for services rendered, the amounts are generally not susceptible to significant changes in estimates.
Investments in Available-for-Sale Securities
We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investments typically consist primarily of United States government obligations, commercial paper and corporate debt securities, which are classified as available-for-sale and are valued based on quoted prices in active markets for identical assets (Level 1). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income. Since the elements related to accounting for these investments are reflected on monthly statements, the amounts are not based on estimates that are susceptible to change. None of our financial assets are in markets that are not active.

Stock-Based Compensation
We recognize stock-based compensation expense on the straight-line method and use a Black-Scholes option-pricing model to estimate the grant-date fair value of share-based awards. The expected term of options granted represent the period of time that option grants are expected to be outstanding. We use the “simplified” method to calculate the expected life of option grants given our limited history and determine volatility by using the historical stock volatility of other companies with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and if our expectations on forfeitures changes. If actual forfeitures vary from the estimate, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.
All of the aforementioned estimates and assumptions are evaluated on a quarterly basis and may change as facts and circumstances warrant. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our financial statements.
Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board, or FASB, issued guidance (issued as EITF Issue No. 07-1) related to accounting for collaborative arrangements codified in ASC 808, Collaborative Arrangements. The effective date of the guidance was January 1, 2009 for calendar year companies with retrospective application required for all periods presented for collaborative arrangements existing as of the effective date. ASC 808 requires certain disclosures related to collaborative arrangements where parties are active participants and exposed to significant risks and rewards dependent on the commercial success of the activity. The adoption of the new guidance did not have a material impact on our financial statements because our accounting for our collaborative agreement with Angiotech was consistent with the standard’s provisions.
In June 2008, the FASB issued clarifying guidance (issued as EITF Issue No. 07-5) related to determining whether an instrument is indexed to an entity’s own stock, codified in ASC 815, Derivative and Hedging. The new guidance was effective for us on January 1, 2009. The adoption of the new guidance had no impact on our financial statements.
In April 2009, the FASB issued guidance (issued as Staff Position FAS 115-2 and FAS 124-2) related to the recognition and presentation of other-than-temporary impairments, codified in ASC 320, Investments-Debt and Equity Securities. The guidance requires, among other things, that other-than-temporary impairments be separated into the amount recognized in earnings and the amount recognized in other comprehensive income. The guidance was effective for us on June 30, 2009. The adoption of the new guidance had no impact on our financial statements.
In April 2009, the FASB issued additional guidance (issued as FSP 157-4) related to determining fair value when the volume and level of activity for the asset or liability has significantly decreased in relation to normal market activity and required additional disclosures about fair value measurements in annual and interim reporting periods, which was codified in ASC 820, Fair Value Measurements and Disclosures. The standard also provides guidance on circumstances that may indicate that a transaction is not orderly. This additional guidance within ASC 820 was effective for us on June 30, 2009. The adoption of the additional guidance had no impact on our financial statements.
In May 2009, the FASB issued additional guidance (issued as SFAS No. 165), codified in ASC 855, Subsequent Events, related to subsequent events and provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The additional guidance was effective for us on June 30, 2009 and its adoption had no impact on our financial statements.

In May 2008, the FASB issued guidance (issued as Staff Position APB 14-1) related to accounting for convertible debt that may be settled in cash upon conversion, codified in ASC 470-20, Debt with Conversion and Other Options. The new guidance requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We have no current convertible debt instruments, and concluded that all of our prior instruments were not within the scope of the new guidance; therefore, there was no retrospective effect from the adoption of the new guidance on our financial statements.
In September 2009, ASC 605-25, Multiple-Element Arrangements, was updated (ASU No. 2009-13) related to revenue recognition for arrangements with multiple elements. The new guidance is effective for our annual report on Form 10-K for the year ended December 31, 2010, however, early adoption is permitted provided that the new guidance is retroactively applied to the beginning of the year of adoption. We have not yet evaluated the potential effect of the future adoption of this new guidance.
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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as human therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:
•	the possibility of delays in, adverse results of and excessive costs of the development process;
•	changes in external market factors;
•	changes in our industry’s overall performance;
•	changes in our business strategy;
•	our ability to protect our intellectual property portfolio;
•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;
•	our ability to meet milestones under our collaboration agreements;
•	our possible inability to execute our strategy due to changes in our industry or the economy generally;
•	changes in productivity and reliability of suppliers;
•	the success of our competitors and the emergence of new competitors; and
•	the risks mentioned elsewhere in this annual report under Item 1A, “Risk Factors.”

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
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies, commercial paper and corporate debt securities. As of December 31, 2009, approximately 83% of our investments were in United States government obligations, including government-backed agencies. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.
We enter into loan arrangements with financial institutions when needed and when available to us. At December 31, 2009, we had no borrowings outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements
Athersys, Inc.
Years Ended December 31, 2009, 2008 and 2007

Athersys, Inc.
Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Athersys, Inc.
We have audited the accompanying consolidated balance sheets of Athersys, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Athersys, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles.

Cleveland, Ohio	/s/ ERNST & YOUNG LLP
March 11, 2010

Athersys, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$11,167	$12,552
Available-for-sale securities	10,135	15,460
Accounts receivable	352	260
Receivable from Angiotech	229	234
Investment interest receivable	93	189
Prepaid expenses and other	173	408

Total current assets	22,149	29,103

Available-for-sale securities	5,080	3,601
Deposits and other	38	156
Equipment, net	849	701
Equity investments	215	316

Total assets	$28,331	$33,877

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,128	$1,498
Accrued compensation and related benefits	667	97
Accrued clinical trial costs	83	58
Accrued expenses	857	603
Deferred revenue	3,123	58

Total current liabilities	5,858	2,314

Deferred revenue	3,516	—

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 18,929,333 and 18,927,988 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	19	19
Additional paid-in capital	212,704	209,895
Accumulated other comprehensive income	71	120
Accumulated deficit	(193,837)	(178,471)

Total stockholders’ equity	18,957	31,563

Total liabilities and stockholders’ equity	$28,331	$33,877

See accompanying notes.

Athersys, Inc.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues
Contract revenue	$1,079	$1,880	$1,433
Grant revenue	1,080	1,225	1,827

Total revenues	2,159	3,105	3,260

Costs and expenses
Research and development (including stock compensation expense of $1,296, $727 and $2,468 in 2009, 2008 and 2007, respectively)	11,920	16,500	15,817
General and administrative (including stock compensation expense of $1,512, $1,129 and $2,671 in 2009, 2008 and 2007, respectively)	5,621	5,479	7,975
Depreciation	233	218	283

Total costs and expenses	17,774	22,197	24,075

Loss from operations	(15,615)	(19,092)	(20,815)
Other (expense) income, net	(126)	48	2,017
Interest income	375	1,146	1,591
Interest expense	—	(94)	(1,263)
Accretion of premium on convertible debt	—	—	(456)

Net loss	$(15,366)	$(17,992)	$(18,926)

Preferred stock dividends	—	—	(659)
Deemed dividend resulting from induced conversion of convertible preferred stock	—	—	(4,800)

Net loss attributable to common stockholders	$(15,366)	$(17,992)	$(24,385)

Basic and diluted net loss per common share attributable to common stockholders	$(0.81)	$(0.95)	$(2.26)

Weighted average shares outstanding, basic and diluted	18,928,379	18,927,988	10,811,119
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In Thousands, Except Share Amounts)

	Convertible						Accumulated		Total
	Preferred Stock		Common Stock		Additional		Other		Stockholders’
	Number	Stated	Number	Par	Paid-in	Treasury	Comprehensive	Accumulated	Equity
	of Shares	Value	of Shares	Value	Capital	Stock	Income (Loss)	Deficit	(Deficit)

Balance at January 1, 2007	364,524	$68,301	293,770	$—	$53,495	$(250)	$—	$(141,553)	$(20,007)
Stock based compensation	—	—	—	—	5,139	—	—	—	5,139
Accrued dividends — Class C	—	—	—	—	(659)	—	—	—	(659)
Elimination of cumulative accrued dividends — Class C	—	—	—	—	9,541	—	—	—	9,541
Conversion of preferred stock to common stock	(364,524)	(68,301)	1,912,356	2	68,299	—	—	—	—
Issuance of common stock from warrant exercises	—	—	1,003,190	1	9	—	—	—	10
Retirement of treasury stock	—	—	—	—	(250)	250	—	—	—
Shares of common stock for merger with BTHC VI, Inc.	—	—	299,622	—		—	—	—	—
Issuance of common stock, net of expenses	—	—	13,001,379	13	58,479	—	—	—	58,492
Issuance of common stock warrants	—	—	—	—	492	—	—	—	492
Issuance of common stock for conversion of convertible notes	—	—	2,417,671	3	13,494	—	—	—	13,497
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(18,926)	(18,926)
Unrealized gain on available-for- sale securities	—	—	—	—	—	—	52	—	52

Total comprehensive loss									(18,874)

Balance at December 31, 2007	—	—	18,927,988	19	208,039	—	52	(160,479)	47,631
Stock based compensation	—	—	—	—	1,856	—	—	—	1,856
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(17,992)	(17,992)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	68	—	68

Total comprehensive loss									(17,924)

Balance at December 31, 2008	—	—	18,927,988	19	209,895	—	120	(178,471)	31,563
Stock based compensation	—	—	—	—	2,808	—	—	—	2,808
Issuance of common stock	—	—	1,345	—	1	—	—	—	1
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(15,366)	(15,366)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(49)	—	(49)

Total comprehensive loss									(15,415)

Balance at December 31, 2009	—	—	18,929,333	19	212,704	—	71	(193,837)	18,957

See accompanying notes.

Athersys, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(15,366)	$(17,992)	$(18,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	233	218	283
Gain on sale of equipment	(21)	(24)	—
Accretion of premium on convertible debt	—	—	456
Provision on notes receivable	—	74	193
Earned milestone applied to note receivable	—	—	283
Stock-based compensation	2,808	1,856	5,139
Expense related to warrants issued to lenders	—	16	476
Amortization of premium (discount) on available- for-sale securities and other	305	12	(52)
Changes in operating assets and liabilities:
Accounts receivable	(92)	618	111
Receivable from Angiotech	5	(171)	(63)
Prepaid expenses and other assets	449	178	(558)
Accounts payable and accrued expenses	479	(467)	505
Deferred revenue	6,581	(29)	87

Net cash used in operating activities	(4,619)	(15,711)	(12,066)

Investing activities
Purchase of available-for-sale securities	(11,692)	(26,594)	(46,316)
Proceeds from maturities of available-for-sale securities	15,300	43,917	10,100
Investment in privately-held company	(14)	—	—
Proceeds from sale of equipment	21	24	—
Purchases of equipment	(381)	(532)	(161)

Net cash provided by (used in) investing activities	3,234	16,815	(36,377)

Financing activities
Principal payments on debt	—	(1,800)	(3,332)
Proceeds from convertible promissory notes	—	—	5,000
Proceeds from issuance of common stock, net	—	—	58,495

Net cash (used in) provided by financing activities	—	(1,800)	60,163

(Decrease) increase in cash and cash equivalents	(1,385)	(696)	11,720
Cash and cash equivalents at beginning of year	12,552	13,248	1,528

Cash and cash equivalents at end of year	$11,167	$12,552	$13,248

See accompanying notes.

Athersys, Inc.
Notes to Consolidated Financial Statements
A. Background, Merger and Offering
We are a biopharmaceutical company engaged in the discovery and development of therapeutic products in one business segment. Operations consist primarily of research and product development activities.
On June 8, 2007, our subsidiary, which was then named Athersys, Inc. (“Old Athersys”), effected a merger into a wholly-owned subsidiary of a public company (the “Merger”). The public company, BTHC VI, Inc. (“BTHC VI”), was a shell corporation with no assets, liabilities or operations as of the date of the Merger. Upon completion of the Merger, the officers and directors of Old Athersys assumed control over the operations of BTHC VI, and Old Athersys’ operations became the sole operations of BTHC VI on a consolidated basis. In August 2007, BTHC VI changed its name to Athersys, Inc. (the “Company” or “us”).
Prior to the consummation of the Merger, Old Athersys completed a restructuring of its capital stock, which included the conversion of its preferred stock into shares of Old Athersys’ common stock, termination of certain warrants and the elimination of accrued dividends. As a result, immediately prior to the consummation of the Merger, all convertible preferred stock (including termination of warrants and elimination of accrued dividends) was converted into 53,341,747 shares of common stock and then exchanged for 1,912,356 shares of BTHC VI common stock using the Merger exchange ratio of 0.0358493. The change to the conversion ratios of the convertible preferred stock was deemed to be an induced conversion, which resulted in a $4.8 million deemed dividend and an increase to the net loss attributable to common stockholders in June 2007.
BTHC VI’s acquisition of Old Athersys effected a change in control and was accounted for as a reverse acquisition whereby Old Athersys is the accounting acquirer for financial statement purposes. Accordingly, our financial statements as presented reflect the historical results of Old Athersys and do not include the historical financial results of BTHC VI prior to the consummation of the Merger.
Immediately after the Merger, we completed an offering of 13,000,000 shares of common stock for net proceeds of $58.5 million (the “Offering”). The Offering included the issuance of warrants to purchase 3,250,000 shares of common stock to the investors with an exercise price of $6.00 and a five-year term. We also issued warrants to purchase 500,000 shares of common stock to the lead investor and warrants to purchase 1,093,525 shares of common stock to the placement agents, all with an exercise price of $6.00.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
A. Background, Merger and Offering, continued
Upon the closing of the Offering, bridge investors from 2006 also received five-year warrants to purchase 132,945 shares of common stock at $6.00 per share, which terms were consistent with the warrants issued to new investors in the Offering.
We filed a resale registration statement with the SEC for 18,508,251 shares of common stock, which includes all shares of common stock issued in the Offering and shares of common stock issuable upon exercise of the warrants issued in the Offering (as well as the 531,781 shares of common stock issued to the bridge investors and the 132,945 shares underlying their warrants). The resale registration statement was declared effective by the SEC on October 18, 2007. Under the purchase agreement for the Offering, subject to certain exceptions, if the resale registration statement ceases to remain effective, a 1% cash penalty will be assessed for each 30-day period until the registration statement becomes effective again, capped at 10% of the aggregate gross proceeds received in the Offering. Because the penalty is based on the number of unregistered shares of common stock held by investors in the Offering, our maximum penalty exposure will decline over time as investors sell their shares of common stock that were included in the registration statement.
In 2007, Old Athersys sold certain non-core technology related to its asthma drug discovery program to a pharmaceutical company for $2.0 million, which was recognized as a gain on the sale in other income in 2007.
B. Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and results of operations and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for using the equity method when we do not control the investee, but have the ability to exercise significant influence over the investee’s operations and financial policies.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Revenue Recognition

Our license and collaboration agreements may contain multiple elements, including license and technology access fees, research and development funding, manufacturing revenue, cost-sharing, milestones and royalties. The deliverables under such an arrangement are evaluated under Accounting Standards Codification (“ASC”) 605-25, Multiple-Element Arrangements, (which originated primarily from the guidance in EITF 00-21) to assess whether they have standalone value and objective and reliable evidence of fair value, and if so, are accounted for as a single unit. We then recognize revenue for each unit based on the culmination of the earnings process under ASC 605-S25 (issued as SAB Topic 13) and our estimated performance period for the single units of accounting based on the specific terms of each collaborative agreement. We subsequently adjust the estimated performance periods, if appropriate, on a prospective basis based upon available facts and circumstances. Future changes in estimates of the performance period may materially impact the timing of future revenue recognized. Amounts received prior to satisfying the revenue recognition criteria for contract revenues are recorded as deferred revenue in the accompanying balance sheets. Reimbursement amounts (other than those accounted for using collaboration accounting) paid to us are recorded on a gross basis in the statements of operations as contract revenues.

We entered into a collaboration agreement with Pfizer, Inc. (“Pfizer”) in December 2009 that contains multiple elements and deliverables. For a description of the collaboration agreement and the determination of contract revenues, see Note E.

Also included in contract revenue are license fees received from Bristol-Myers Squibb, which are specifically set forth in the license and collaboration agreement as amounts due to us based on our completion of certain tasks (e.g., delivery and acceptance of a cell line) and development milestones (e.g., clinical trial phases), and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as tasks are completed and as milestones are achieved.
Similarly, grant revenue consists of funding under cost reimbursement programs primarily from federal and state sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced (unless prepaid) and recorded as revenue as tasks are completed.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are primarily invested in money market funds and commercial paper. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments.
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
Collaborative Arrangements
Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost, less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes. Currently, our only collaboration accounted for on a net basis is our cost-sharing collaboration with Angiotech Pharmaceuticals, Inc. (“Angiotech”).
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

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Royalties
We may be required to make royalty payments to certain parties based on product sales under license agreements. We did not pay any royalties during the three-year period ended December 31, 2009.
Investments in Available-for-Sale Securities
We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investments typically consist of U.S. government obligations, commercial paper and corporate debt securities, which are classified as available-for-sale and are valued based on quoted prices in active markets for identical assets (Level 1). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of applicable tax, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income. None of our financial assets are in markets that are not active.
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
In connection primarily with a settlement that occurred in 2003 and a milestone that was achieved in 2006, we and an affiliate own preferred stock in a privately-held company with an aggregate value of approximately $300,000. We evaluated this cost-method investment and deemed the investment to be other-than-temporarily impaired at December 31, 2009, recognizing $115,000 of impairment loss in 2009. No impairment losses were recorded in 2008 or 2007.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Patent Costs and Rights
Costs of prosecuting and maintaining patents and patent rights are expensed as incurred. As of December 31, 2009, we have filed for broad intellectual property protection on our proprietary technologies. We currently have numerous U.S. patent applications and corresponding international patent applications related to our technologies, as well as many issued U.S. and international patents.
Comprehensive Income (Loss)
Unrealized gains and losses on our available-for-sale securities are the only components of accumulated other comprehensive income (loss). Total comprehensive income or loss is disclosed in the consolidated statement of stockholders’ equity (deficit).
Concentration of Credit Risk
Accounts receivable are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2008, one customer accounted for 39% of accounts receivable. We do not require collateral from our customers.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Stock-Based Compensation
We recognize stock-based compensation expense on the straight-line method and use a Black-Scholes option-pricing model to estimate the grant-date fair value of share-based awards. The expected term of options granted represent the period of time that option grants are expected to be outstanding. We use the “simplified” method to calculate the expected life of option grants given our limited history and determine volatility by using the historical stock volatility of other companies with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from the estimate, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.
All of the aforementioned estimates and assumptions are evaluated on a quarterly basis and may change as facts and circumstances warrant. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our financial statements
The following weighted-average input assumptions were used in determining the fair value:

	December 31,
	2009	2008	2007

Volatility	89.5%	69.6%	73.4%
Risk-free interest rate	2.4%	3.0%	5.3%
Expected life of option	5.01 years	5.09 years	5.36 years
Expected dividend yield	0.0%	0.0%	0.0%
Income Taxes
Deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. We evaluate our deferred income taxes to determine if a valuation allowance should be established against the deferred tax assets or if the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not’ standard.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
We had no liability for uncertain income tax positions as of December 31, 2009 and 2008. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization.
Net Loss per Share
We compute basic and diluted net loss per share using the weighted-average number of common stock outstanding during the period. The change to the conversion ratios of the convertible preferred stock in June 2007 represented an induced conversion, which resulted in a deemed dividend in the amount of $4.8 million that was included in determining the net loss attributable to common stockholders in 2007.
We have outstanding options and warrants that have not been used in the calculation of diluted net loss per share because their effects would be anti-dilutive. Therefore, the numerator and the denominator used in computing both basic and diluted net loss per share are equal. The following instruments were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effects were antidilutive:
•	Outstanding stock options to purchase 4,001,149, 3,738,473 and 3,679,884 shares of common stock for the years ended December 31, 2009, 2008 and 2007, respectively;
•	Warrants to purchase 5,125,496 shares of common stock for each the years ended December 31, 2009, 2008 and 2007;
•	Shares of common stock issuable upon conversion of convertible preferred stock in the amount of 160,041 for the year ended December 31, 2007; and
•	Shares of common stock issuable upon the conversion of convertible promissory notes in the amount of 112,098 for the year ended December 31, 2007.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance (issued as EITF Issue No. 07-1) related to accounting for collaborative arrangements, codified in ASC 808, Collaborative Arrangements. The effective date of the guidance was January 1, 2009 for calendar year companies with retrospective application required for all periods presented for collaborative arrangements existing as of the effective date. ASC 808 requires certain disclosures related to collaborative arrangements where parties are active participants and exposed to significant risks and rewards dependent on the commercial success of the activity. The adoption of the new guidance did not have a material impact on our financial statements because our accounting for our collaborative agreement with Angiotech was consistent with the standard’s provisions.
In June 2008, the FASB issued clarifying guidance (issued as EITF Issue No. 07-5) related to determining whether an instrument is indexed to an entity’s own stock, codified in ASC 815, Derivative and Hedging. The new guidance was effective for us on January 1, 2009. The adoption of the new guidance had no impact on our financial statements.
In April 2009, the FASB issued guidance (issued as Staff Position FAS 115-2 and FAS 124-2) related to the recognition and presentation of other-than-temporary impairments, codified in ASC 320, Investments-Debt and Equity Securities. The guidance requires, among other things, that other-than-temporary impairments be separated into the amount recognized in earnings and the amount recognized in other comprehensive income. The guidance was effective for us on June 30, 2009. The adoption of the new guidance had no impact on our financial statements.
In April 2009, the FASB issued additional guidance (issued as FSP 157-4) related to determining fair value when the volume and level of activity for the asset or liability has significantly decreased in relation to normal market activity and required additional disclosures about fair value measurements in annual and interim reporting periods, which was codified in ASC 820, Fair Value Measurements and Disclosures. The standard also provides guidance on circumstances that may indicate that a transaction is not orderly. This additional guidance within ASC 820 was effective for us on June 30, 2009. The adoption of the additional guidance had no impact on our financial statements.
In May 2009, the FASB issued additional guidance (issued as SFAS No. 165), codified in ASC 855, Subsequent Events, related to subsequent events and provides authoritative guidance regarding subsequent events as this guidance was previously only addressed in auditing literature. The additional guidance was effective for us on June 30, 2009 and its adoption had no impact on our financial statements.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
B. Accounting Policies, continued
In May 2008, the FASB issued guidance (issued as Staff Position APB 14-1) related to accounting for convertible debt that may be settled in cash upon conversion, codified in ASC 470-20, Debt with Conversion and Other Options. The new guidance requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We have no current convertible debt instruments, and concluded that all of our prior instruments were not within the scope of the new guidance; therefore, there was no retrospective effect from the adoption of the new guidance on our financial statements.
In September 2009, ASC 605-25, Multiple-Element Arrangements, was updated (ASU No. 2009-13) related to revenue recognition for arrangements with multiple elements. The new guidance is effective for our annual report on Form 10-K for the year ended December 31, 2010, however, early adoption is permitted provided that the new guidance is retroactively applied to the beginning of the year of adoption. We have not yet evaluated the potential effect of the future adoption of this new guidance.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentations.
C. Equipment

	December 31,
Equipment consists of (in thousands):	2009	2008

Laboratory equipment	$6,262	$6,045
Office equipment and leasehold improvements	3,639	3,607

	9,901	9,652
Accumulated depreciation	(9,052)	(8,951)

	$849	$701

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
D. Financial Instruments
Investments in Available-for-Sale Securities
Our available-for-sale securities typically include U.S. government obligations, commercial paper and corporate debt securities. As of December 31, 2009, approximately 83% of our investments were in U.S. government obligations, which included government-backed agencies.
We classify the inputs used to measure fair value into the following hierarchy:
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active	Significant Other	Significant
	Balance as of	Markets for Identical	Observable Inputs	Unobservable
Description	December 31, 2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$15,215	$15,215	$—	$—
Fair value is based upon quoted market prices in active markets. We had no Level 2 or Level 3 assets at December 31, 2009. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
D. Financial Instruments, continued
The following is a summary of available-for-sale securities (in thousands) at December 31, 2009 and 2008, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
December 31, 2009:
U.S. government obligations, which included government-backed agencies	$12,613	$(12)	$52	$12,653
Corporate debt securities	2,531	—	31	2,562

	$15,144	$(12)	$83	$15,215

December 31, 2008:
U.S. government obligations, which included government-backed agencies	$13,603	$—	$125	$13,728
Corporate debt securities	5,338	(24)	19	5,333

	$18,941	$(24)	$144	$19,061

We had no realized gains or losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $71,000 and $120,000 as of December 31, 2009 and 2008, respectively.
The amortized cost of and estimated fair value of available-for-sale securities at December 31, 2009 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties. Although the investments are available-for-sale, it is our intention to hold the investments classified as long-term for more than a year from December 31, 2009.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
D. Financial Instruments, continued

	December 31, 2009
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$10,065	$10,135
Due after one year through two years	5,079	5,080

	$15,144	$15,215

Financing Arrangements
We lease office and laboratory space under an operating lease and have options to renew the lease in annual increments through March 2013 at the initial rental rate. We executed options to renew through March 2011. Also, we entered into a three-year lease agreement for office and laboratory space for our Belgian subsidiary through December 2010, which includes options to renew annually through December 2014. The annual rent is subject to adjustments based on an inflationary index, and the lease included an option to expand that was exercised in 2009.
Aggregate rent expense was approximately $337,000 in 2009, $314,000 in 2008, and $267,000 in 2007. The future annual minimum lease commitments at December 31, 2009 are approximately $359,000 for 2010 and $67,000 for 2011.
Our former lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No amounts have been recorded for the milestone in December 31, 2009, 2008 or 2007. We paid interest of $0, $76,000 and $456,000 during the years ended December 31, 2009, 2008 and 2007, respectively.
The former lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 per share and a seven-year term upon the closing of the Offering in June 2007 in accordance with the loan agreement. The value of the warrants was $492,000 based on the Black-Scholes valuation of the underlying security, of which $16,000 and $476,000 was recorded as interest expense in 2008 and 2007, respectively.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
E. Collaborations
Pfizer
In December 2009, we entered into a collaboration with Pfizer to develop and commercialize MutiStem to treat inflammatory bowel disease (“IBD”) for the worldwide market. Under the terms of the agreement, we received an up-front license and technology access payment of $6.0 million from Pfizer and will receive research funding and support during the initial phase of the collaboration, which began in December 2009 and is estimated to be completed in 2012. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, for which we evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs.
We will be responsible for manufacturing and Pfizer will pay us for manufacturing product for clinical development and commercialization purposes. Pfizer will have responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at phase III clinical development.
We evaluated the facts and circumstances of the agreement to determine whether the Pfizer agreement had obligations constituting deliverables and concluded that it had multiple deliverables, including deliverables relating to the grant of a license and access to our technology, performance of research and development services, and performance of certain manufacturing services, and concluded that these deliverables should be combined into a single unit of accounting. We will recognize the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which began in December 2009 and is estimated to be completed in 2012, and will recognize manufacturing revenue as the services are performed. Prepaid license and technology access fee and prepaid research and development funding is recorded as deferred revenue and is amortized on a straight-line basis over the research period.
Angiotech
In 2006, we entered into a co-development collaboration with Angiotech. We issued convertible promissory notes to Angiotech in the principal amounts of $5.0 million in 2006 at inception and $5.0 million in 2007 upon the achievement of a milestone. Upon the closing of the Offering, the convertible notes were converted along with accrued interest into common stock at a conversion price of 110% of the price per share in the Offering, in accordance with the terms of the notes.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
E. Collaborations, continued
We may receive equity investments and cash payments based on the successful achievement of specified clinical development and commercialization milestones. Under the terms of the collaboration, we bear all preclinical costs and the parties jointly fund clinical development activity. We have primary responsibility for preclinical and early clinical development and clinical manufacturing, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. The parties will share net profits from the future sale of approved products.
Under the terms of the collaboration, the parties jointly fund clinical development activity, whereby costs for phase I and II studies are borne 50% by us and 50% by Angiotech, costs for the first phase III study will be borne 33% by us and 67% by Angiotech, and costs for any phase III studies subsequent to the first phase III study will be borne 25% by us and 75% by Angiotech. The parties began to share costs for phase I clinical development in 2007.
We determined that neither party is a principal party for clinical development costs, since both the costs and responsibilities are shared and neither party is in the business of conducting clinical development services for others. Therefore, we record clinical development costs net of Angiotech’s 50% cost-share, which amounted to $847,000, $943,000, and $63,000 in 2009, 2008, and 2007, respectively. The amount due from Angiotech was $229,000 and $234,000 at December 31, 2009 and 2008, respectively, and is disclosed separately on the balance sheet.
F. Capitalization
At December 31, 2009, we had 100.0 million shares of common stock and 10.0 million shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2009.
We may issue shares of common stock to our former lenders and to Angiotech in connection with future milestones (see Notes D and E). Also, we entered into a license and sponsored research agreement in 2007 with an academic institution whereby, in addition to annual research funding, the institution may receive 1,345 shares of common stock on each of five anniversary dates.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
F. Capitalization, continued
The following shares of common stock were reserved for future issuance (in thousands):

	December 31
	2009	2008

Stock option plans	4,500	4,500
Warrants to purchase common stock — 2007 Offering	4,976	4,976
Warrants to purchase common stock — Lenders	149	149

	9,625	9,625

G. Stock Option Plans
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
In 2007, the majority of Old Athersys’ pre-Merger outstanding options were terminated. We accounted for the termination of these awards as a settlement and all previously unrecognized compensation expense ($385,000) was recognized on the termination date in 2007. New option awards to purchase 3,625,000 shares of common stock with an exercise price of $5.00 per share were granted to employees, directors and consultants in June 2007 upon the closing of the Merger. The options that were granted to employees generally vested 40% on the date of grant and vest ratably over three years. The options granted to non-employees and board members generally vest at varying percentages over three years.
Prior to the Merger in 2007, Old Athersys maintained equity incentive plans in which 277,000 shares were available for issuance. Upon the closing of the Merger, BTHC VI assumed 5,052 of these options, which will be governed by Old Athersys’ original equity plans until the awards expire. As of December 31, 2009, 2,149 of these assumed awards remain outstanding. All of the remaining outstanding option awards under Old Athersys’ former equity incentive plans were terminated prior to the Merger.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
G. Stock Option Plans, continued
As of December 31, 2009, a total of 501,000 shares were available for issuance under our equity compensation plans and options to purchase 4,001,149 shares of common stock were outstanding (including the assumed options covering 2,149 shares described above). We recognized $2,808,000, $1,856,000 and $5,139,000 of stock compensation expense in 2009, 2008 and 2007, respectively, which included approximately $264,000 in 2009 related to a change in estimate of our forfeiture rate. At December 31, 2009, total unrecognized estimated compensation cost related to unvested stock options was approximately $1,600,000, which is expected to be recognized by March 31, 2013 using the straight-line method.
The weighted average fair value of option shares granted in 2009, 2008 and 2007 was $2.04, $2.00 and $2.82 per share, respectively. The total fair value of option shares vested in 2009, 2008 and 2007 was $2,257,000, $2,337,000 and $4,742,000, respectively. There is no aggregate intrinsic value of fully vested option shares and option shares expected to vest as of December 31, 2009 since the market value was less than the exercise price of the options at the end of the year.
A summary of our stock option activity and related information is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2007	116,083	$80.62
Granted	3,738,000	5.06
Exercised	—	—
Forfeited / Terminated / Expired	(174,199)	51.21

Outstanding December 31, 2007	3,679,884	5.24
Granted	218,000	3.36
Exercised	—	—
Forfeited / Expired	(159,411)	6.64

Outstanding December 31, 2008	3,738,473	5.07
Granted	272,000	3.17
Exercised	—	—
Forfeited / Expired	(9,324)	8.26

Outstanding December 31, 2009	4,001,149	$4.94

Vested during 2009	854,459	$4.81
Vested and exercisable at December 31, 2009	3,265,792	$5.09

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
G. Stock Option Plans, continued

	December 31, 2009
	Options Outstanding			Options Vested and Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	of	Contractual	Exercise	of	Contractual	Exercise
Exercise Price	Options	Life	Price	Options	Life	Price

$1.35 – 2.96	267,000	5.68	$2.03	87,377	4.40	$2.46
$4.00 – 4.99	137,000	7.89	$4.32	67,042	7.84	$4.36
$5.00 – 7.80	3,595,000	6.63	$5.07	3,109,224	6.54	$5.05
$90.66 – 278.95	2,149	1.86	$184.76	2,149	1.86	$184.76

	4,001,149			3,265,792

The weighted average contractual life of unvested options at December 31, 2009 was 7.07 years.
H. Income Taxes
At December 31, 2009, we had net operating loss and research and development tax credit carryforwards of approximately $29,093,000 and $2,070,000, respectively, for income tax purposes. Such losses and credits may be used to reduce future taxable income and tax liabilities and will expire in 2029.
As a result of the change in ownership related to the capital restructuring and the June 2007 Offering, we lost the use of a significant portion of our pre-Merger net operating loss carryforwards. The remaining pre-merger net operating loss carryforward of approximately $8,090,000 (“Pre-Merger NOL”) is limited for use under Section 382 of the Internal Revenue Code to an annual net operating loss carryforward of $464,000. The Pre-Merger NOL may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2011 and 2026.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
H. Income Taxes, continued
Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008

Net operating loss carryforwards	$9,892	$7,755
Net operating loss carryforwards — Pre-Merger NOL	2,751	2,908
Research and development credit carryforwards	2,070	1,404
License fee	2,011
Compensation expense	2,432	1,700
Other	506	468

Total deferred tax assets	19,662	14,235
Valuation allowance for deferred tax assets	(19,662)	(14,235)

Net deferred tax assets	$—	$—

Because of our cumulative losses, the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2009.
I. Profit Sharing Plan and 401(k) Plan
We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We made no contributions to this plan for the three-year period ended December 31, 2009.

Athersys, Inc.
Notes to Consolidated Financial Statements (continued)
J. Quarterly Financial Data (unaudited)
The following table presents quarterly data for the years ended December 31, 2009 and 2008, in thousands, except per share data:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$370	$436	$484	$869	$2,159
Net loss	$(3,625)	$(3,347)	$(3,380)	$(5,014)	$(15,366)
Net loss attributable to common stockholders	$(3,625)	$(3,347)	$(3,380)	$(5,014)	$(15,366)

Basic and diluted net loss per common share attributable to common stockholders	$(0.19)	$(0.18)	$(0.18)	$(0.26)	$(0.81)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
Revenues	$792	$776	$1,278	$259	$3,105
Net loss	$(4,664)	$(4,122)	$(4,493)	$(4,713)	$(17,992)
Net loss attributable to common stockholders	$(4,664)	$(4,122)	$(4,493)	$(4,713)	$(17,992)

Basic and diluted net loss per common share attributable to common stockholders	$(0.25)	$(0.22)	$(0.24)	$(0.25)	$(0.95)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, these officers have concluded that as of December 31, 2009, our disclosure controls and procedures are effective.
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit Athersys to provide only management’s report in this annual report.
Changes in internal control: During the fourth quarter of 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 8, 2010, we entered into a Waiver and Amendment No. 4 to the Amended and Restated Registration Rights Agreement, dated April 28, 2000, as amended with holders of our common stock who are party to the agreement. The amendment provides for the waiver by the holders of any piggyback registration rights granted under the agreement to the holders in connection with the filing of the registration statement on Form S-3 by Athersys on January 14, 2010, including the holders’ right to receive written notice of the filing. The amendment further provides that all piggyback registration rights granted under the agreement expire on January 1, 2010.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Athersys’ directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in Athersys’ Proxy Statement with respect to the 2010 Annual Meeting of Stockholders, or the 2010 Proxy Statement under the headings “Election of Directors” and “The Board of Directors and its Committees”. Information concerning executive officers is contained in Item 3A of Part I of this annual report on Form 10-K under the heading “Executive Officers of the Registrant.”
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.

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
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2010 Proxy Statement under the heading “Executive Compensation”.
The compensation committee report is incorporated by reference to the information contained in the 2010 Proxy Statement under the heading “Compensation Committee Report”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the 2010 Proxy Statement under the heading “Beneficial Ownership of Common Stock”.
Equity Compensation Plan Information. The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2009, unless otherwise indicated.

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
	of outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	2,637,256	$4.82	397,744
Equity compensation plan not approved by security holders (1)	1,363,893	$5.07	103,256

Total	4,001,149		501,000

(1)	Includes 2,149 of shares of common stock issuable upon exercise of stock options that were assumed by BTHC VI in the merger.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2010 Proxy Statement under the heading “The Board of Directors and its Committees”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2009 and 2008 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2010 Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Athersys, Inc. are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for each of the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flow for each of the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

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

Exhibit No.		Exhibit Description

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

10.42	*	Collaboration and License Agreement, dated as of December 18, 2009, by and between Athersys, Inc., ABT Holding Company, and Pfizer Inc.
10.43	*	Stand-by License Agreement, dated as of December 18, 2009, by and between Regents of the University of Minnesota, ABT Holding Company and Pfizer Inc.
10.44
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.45		Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein)
21		List of Subsidiaries
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney
24.2		Power of Attorney for Michael B. Sheffery and Jordan S. Davis
31.1		Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 11, 2010.

ATHERSYS, INC.
By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gil Van Bokkelen Gil Van Bokkelen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2010

/s/ Laura K. Campbell Laura K. Campbell	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 11, 2010

* John J. Harrington	Executive Vice President, Chief Scientific Officer and Director	March 11, 2010

*	Director	March 11, 2010
William C. Mulligan

*	Director	March 11, 2010
George M. Milne, Jr.

*	Director	March 11, 2010
Jordan S. Davis

*	Director	March 11, 2010
Floyd D. Loop

*	Director	March 11, 2010
Michael Sheffery

*	Director	March 11, 2010
Lorin J. Randall

*	Gil Van Bokkelen, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.		Exhibit Description

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

10.42	*	Collaboration and License Agreement, dated as of December 18, 2009, by and between Athersys, Inc., ABT Holding Company, and Pfizer Inc.
10.43	*	Stand-by License Agreement, dated as of December 18, 2009, by and between Regents of the University of Minnesota, ABT Holding Company and Pfizer Inc.
10.44
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.45		Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein)
21		List of Subsidiaries
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney
24.2		Power of Attorney for Michael B. Sheffery and Jordan S. Davis
31.1		Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants.