Form 10-Q
period 2010-06-30
ATHERSYS, INC / NEW
filed 2010-08-09
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of July 30, 2010 was 18,929,333.

ATHERSYS INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,427	$11,167
Available-for-sale securities	9,596	10,135
Accounts receivable	267	352
Receivable from Angiotech	145	229
Investment interest receivable	108	93
Prepaid expenses and other	187	173

Total current assets	12,730	22,149

Available-for-sale securities	8,080	5,080
Equipment, net	1,027	849
Deposits and other	207	253

Total assets	$22,044	$28,331

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$938	$1,128
Accrued compensation and related benefits	337	667
Accrued clinical trial costs	148	83
Accrued expenses and other	923	857
Deferred revenue	3,038	3,123

Total current liabilities	5,384	5,858

Deferred revenue	2,316	3,516

Stockholders’ equity:

Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized, and 18,929,333 shares issued and outstanding at June 30, 2010 and December 31, 2009	19	19

Additional paid-in capital	213,748	212,704
Accumulated other comprehensive income	52	71
Accumulated deficit	(199,475)	(193,837)

Total stockholders’ equity	14,344	18,957

Total liabilities and stockholders’ equity	$22,044	$28,331

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Contract revenue	$1,519	$281	$2,914	$469
Grant revenue	352	155	697	337

Total revenues	1,871	436	3,611	806

Costs and expenses
Research and development	3,405	2,553	6,227	5,164
General and administrative	1,483	1,287	2,920	2,739
Depreciation	70	57	145	117

Total costs and expenses	4,958	3,897	9,292	8,020

Loss from operations	(3,087)	(3,461)	(5,681)	(7,214)
Interest income and other	10	114	43	242

Net loss	$(3,077)	$(3,347)	$(5,638)	$(6,972)

Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.30)	$(0.37)
Weighted average shares outstanding, basic and diluted	18,929,333	18,927,988	18,929,333	18,927,988
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Operating activities
Net loss	$(5,638)	$(6,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145	117
Stock-based compensation	1,044	1,005
Amortization of premium on available-for-sale securities and other	147	90
Changes in operating assets and liabilities:
Accounts receivable	85	99
Receivable from Angiotech	84	105
Prepaid expenses and other assets	(29)	(137)
Accounts payable and accrued expenses	(389)	(459)
Deferred revenue	(1,285)	(58)

Net cash used in operating activities	(5,836)	(6,210)

Investing activities
Purchase of available-for-sale securities	(8,081)	(7,634)
Maturities of available-for-sale securities	5,500	10,800
Proceeds from sale of fixed assets	—	20
Purchases of equipment	(323)	(49)

Net cash (used in) provided by investing activities	(2,904)	3,137

Financing activities	—	—

Decrease in cash and cash equivalents	(8,740)	(3,073)
Cash and cash equivalents at beginning of the period	11,167	12,552

Cash and cash equivalents at end of the period	$2,427	$9,479

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Six-Month Periods Ended June 30, 2010 and 2009
1. Background and Basis of Presentation
We are a biopharmaceutical company engaged in the discovery and development of therapeutic products in one business segment. Our operations consist primarily of research and product development activities.
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
2. Recently Issued Accounting Standards
In September 2009, Accounting Standards Codification (“ASC”) 605-25, Multiple-Element Arrangements, was updated (Accounting Standards Update (“ASU”) No. 2009-13) related to revenue recognition for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing guidance, the first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, which will likely result in the requirement to separate more deliverables within an arrangement leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. The new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The new guidance is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted provided that the new guidance is retroactively applied to the beginning of the year of adoption. We have not yet evaluated the potential effect of the future adoption of this new guidance.
In March 2010, ASC 605-28, Milestone Method of Revenue Recognition, was amended (ASU No. 2009-13) related to the ratification of the application of the proportional performance model of revenue recognition when applied to milestones in research and development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance is effective for fiscal years beginning on or after June 15, 2010, and may be applied prospectively or retrospectively. Early adoption is permitted provided that the new guidance is retrospectively applied to the beginning of the year of adoption. We do not expect this new guidance to have a material effect on our financial statements upon adoption.

3. Net Loss per Share
Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding options and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:
1)	Outstanding stock options to purchase 4,124,262 shares of common stock for both the three- and six-month periods ended June 30, 2010 and 3,866,149 shares of common stock for both the three- and six-month periods ended June 30, 2009; and
2)	Warrants to purchase 5,125,496 shares of common stock for each of the three- and six-month periods ended June 30, 2010 and 2009.
4. Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.
Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(3,077)	$(3,347)	$(5,638)	$(6,972)
Unrealized (loss) gain on available-for-sale securities	(6)	61	(19)	8

Comprehensive loss	$(3,083)	$(3,286)	$(5,657)	$(6,964)

5. Fair Value of Financial Instruments
Our available-for-sale securities include U.S. government obligations and corporate debt securities. As of June 30, 2010, approximately 86% of our investments were in U.S. government obligations, including government-backed agencies.
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

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	June 30, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$17,676	$17,676	$—	$—
Fair value is based upon quoted market prices in active markets. We had no level 2 or level 3 assets at June 30, 2010. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.
The following is a summary of available-for-sale securities (in thousands) at June 30, 2010 and December 31, 2009, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
June 30, 2010:
U.S. government obligations, which included government-backed agencies	$15,083	$—	$37	$15,120
Corporate debt securities	2,541	—	15	2,556

	$17,624	$—	$52	$17,676

December 31, 2009:
U.S. government obligations, which included government-backed agencies	$12,613	$(12)	$52	$12,653
Corporate debt securities	2,531	—	31	2,562

	$15,144	$(12)	$83	$15,215

We had no realized gains or losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $52,000 and $71,000 as of June 30, 2010 and December 31, 2009, respectively.

The amortized cost of and estimated fair value of available-for-sale securities at June 30, 2010 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties. Although the investments are available-for-sale, it is our intention to hold the investments classified as long-term for more than a year from June 30, 2010.

	June 30, 2010
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$9,562	$9,596
Due after one year through two years	8,062	8,080

	$17,624	$17,676

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
We continue to jointly fund clinical development activities with Angiotech in accordance with our co-development collaboration, and $145,000 was due from Angiotech as of June 30, 2010. Our clinical costs for the three months ended June 30, 2010 and 2009 are reflected net of Angiotech’s cost-sharing amount of $145,000 and $129,000, respectively.
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

As of June 30, 2010, a total of 376,813 shares were available for issuance under our equity compensation plans and options to purchase 4,124,262 shares of common stock were outstanding (which includes options to purchase 1,075 shares of common stock related to our old option plans prior to our merger in June 2007). For the three-month periods ended June 30, 2010 and 2009, stock-based compensation expense was approximately $594,000 and $492,000, respectively. At June 30, 2010, total unrecognized estimated compensation cost related to unvested stock options was approximately $732,000, which is expected to be recognized by the end of 2013 using the straight-line method.
8. Warrants
As of June 30, 2010, we had the following outstanding warrants to purchase shares of common stock:

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
Current Programs
In 2008, we advanced two MultiStem programs into clinical development, initiating phase I studies in cardiovascular disease (treating patients that have suffered an acute myocardial infarction, or AMI) and in oncology treatment support (administering MultiStem to leukemia or lymphoma patients who are receiving a traditional bone marrow or hematopoietic stem cell transplant to reduce the risk or severity of graft-versus-host disease, or GvHD). We are conducting the AMI clinical trial with our partner Angiotech Pharmaceuticals, Inc., and we completed phase I enrollment in the first quarter of 2010. On July 28, 2010, we announced positive results of the phase I clinical trial, based on four months of post-treatment patient data, which demonstrate that MultiStem was well tolerated at all dose levels and also suggest improvement in heart function in treated patients. With Angiotech, we will continue to evaluate the phase I results and intend to begin planning for a subsequent clinical study, which we currently anticipate will be initiated in 2011. In our GvHD trial, we have completed dosing in the first four of six dosing cohorts in the single dose arm of the study. In the first quarter of 2010, we received authorization from the independent safety committee to commence the multi-dose arm of the GvHD trial and are currently dosing patients.
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

Financial
We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $199 million at June 30, 2010. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
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
The following tables set forth our revenues and expenses for the periods indicated and amounts are stated in thousands.
Revenues

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Contract revenue	$1,519	$281	$2,914	$469
Grant revenue	352	155	697	337

	$1,871	$436	$3,611	$806

Research and development expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2010	2009	2010	2009
Personnel costs	$1,014	$842	$1,966	$1,665
Research supplies	324	237	586	490
Facilities	203	196	422	404
Clinical and preclinical development costs	836	150	1,314	659
Sponsored research	256	203	461	333
Patent legal fees	312	393	613	660
Other	222	333	474	540
Stock-based compensation	238	199	391	413

	$3,405	$2,553	$6,227	$5,164

General and administrative expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2010	2009	2010	2009
Personnel costs	$496	$486	$976	$985
Facilities	68	73	135	155
Legal and professional fees	191	153	473	476
Other	372	282	683	531
Stock-based compensation	356	293	653	592

	$1,483	$1,287	$2,920	$2,739

Three Months Ended June 30, 2010 and 2009
Revenues. Revenues increased to $1.9 million for the three months ended June 30, 2010 from $436,000 in the comparable period in 2009. Contract revenue increased $1.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily as a result of our collaboration with Pfizer that we entered into in December 2009. We expect our contract revenues related to the Pfizer collaboration in the next few years to reflect the amortization of the $6 million up-front license fee over the estimated performance period, research and development funding, and the performance of manufacturing services. Grant revenue increased $197,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to new grants that started late in 2009. Our grant revenues could fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $3.4 million for the three months ended June 30, 2010 from $2.6 million in the comparable period in 2009. The increase of $852,000 related primarily to an increase in clinical and preclinical development costs of $686,000, an increase in personnel costs of $172,000, an increase in research supplies of $87,000, an increase in sponsored research of $53,000 and an increase in stock compensation expense of $39,000 for the three months ended June 30, 2010 from the comparable period in 2009. These increases were partially offset by a decrease in other research and development expenses of $111,000 and a decrease in patent legal fee expense of $81,000 for the three months ended June 30, 2010 from the comparable period in 2009. The increase in clinical and preclinical development costs for the three months ended June 30, 2010 related primarily to manufacturing costs associated with our MultiStem clinical trials and an increase in our GvHD clinical trial expenses as a result of increased enrollment and other costs. The increase in personnel costs related to the addition of personnel in support of our preclinical and clinical programs and regulatory affairs. Sponsored research costs increased primarily due to an increase in grant-funded programs that require collaboration with certain academic research institutions. The decrease in other research and development expenses for the three month period related primarily to reduced outsourced research services. Patent legal fees vary from period to period while we further develop and maintain our portfolio of patent applications. Our clinical costs for the three months ended June 30, 2010 and 2009 are reflected net of Angiotech’s cost-sharing amount of $145,000 and $129,000, respectively. We expect our research and development expenses for the remainder of 2010 to continue to be higher than the comparable period in 2009, though this impact will be largely offset by increased revenues. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses remained relatively consistent at $1.5 million for the three months ended June 30, 2010 compared to $1.3 million for the three months ended June 30, 2009. We expect our general and administrative expenses to continue at similar levels for the remainder of 2010.
Depreciation. Depreciation expense increased to $70,000 for the three months ended June 30, 2010 from $57,000 in the comparable period in 2009. The increase in depreciation expense was due to depreciation on capital purchases made in 2009 and 2010.
Interest Income and Other. Interest income represents interest income earned on our cash and available-for-sale securities and other income includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Interest income and other decreased to $10,000 for the three months ended June 30, 2010 from $114,000 for the comparable period in 2009 due to the decline in our investment balances as they are used to fund our operations and foreign currency losses. Due to low interest rates and declining cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our interest income for the remainder of 2010 to continue to be less than 2009 absent any new financings or business transactions.
Six Months Ended June 30, 2010 and 2009
Revenues. Revenues increased to $3.6 million for the six months ended June 30, 2010 from $806,000 in the comparable period in 2009. Contract revenue increased $2.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily as a result of our collaboration with Pfizer that we entered into in December 2009. We expect our contract revenues related to the Pfizer collaboration in the next few years to reflect the amortization of the $6 million up-front license fee over the estimated performance period, research and development funding, and the performance of manufacturing services. Grant revenue increased $360,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to new grants that started late in 2009. Our grant revenues could fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $6.2 million for the six months ended June 30, 2010 from $5.2 million in the comparable period in 2009. The increase of approximately $1 million related primarily to an increase in clinical and preclinical development costs of $655,000, an increase in personnel costs of $301,000, an increase in sponsored research of $128,000 and an increase in research supplies of $96,000 for the six months ended June 30, 2010 from the comparable period in 2009. These increases were partially offset by a decrease in other research and development expenses of $66,000 and a decrease in patent legal fee expense of $47,000 for the six months ended June 30, 2010 from the comparable period in 2009. The increase in clinical and preclinical development costs for the six months ended June 30, 2010 related primarily to manufacturing costs associated with our MultiStem clinical trials and an increase in our GvHD clinical trial expenses as a result of increased enrollment and other costs. The increase in personnel costs related to the addition of personnel in support of our preclinical and clinical programs and regulatory affairs. Sponsored research costs increased primarily due to an increase in grant-funded programs that require collaboration with certain academic research institutions. Our clinical costs for the six months ended June 30, 2010 and 2009 are reflected net of Angiotech’s cost-sharing amount of $389,000 and $438,000, respectively. We expect our research and development expenses for the remainder of 2010 to continue to be higher than the comparable period in 2009, though this impact will be largely offset by increased revenues. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses remained relatively consistent at $2.9 million for the six months ended June 30, 2010 compared to $2.7 million for the six months ended June 30, 2009. We expect our general and administrative expenses to continue at similar levels for the remainder of 2010.
Depreciation. Depreciation expense increased to $145,000 for the six months ended June 30, 2010 from $117,000 in the comparable period in 2009. The increase in depreciation expense was due to depreciation on capital purchases made in 2009 and 2010.
Interest Income and Other. Interest income represents interest income earned on our cash and available-for-sale securities and other income includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Interest income and other decreased to $43,000 for the six months ended June 30, 2010 from $242,000 for the comparable period in 2009 due to the decline in our investment balances as they are used to fund our operations and foreign currency losses. Due to low interest rates and declining cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our interest income for the remainder of 2010 to continue to be less than 2009 absent any new financings or business transactions.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances and available-for-sale securities. At June 30, 2010, we had $2.4 million in cash and cash equivalents and $17.7 million in available-for-sale securities. We have primarily financed our operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million.
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
Our available-for-sale securities typically include U.S. government obligations, commercial paper and corporate debt securities. As of June 30, 2010, approximately 86% of our investments were in U.S. government obligations, including government-backed agencies. We have been investing conservatively due to the ongoing economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.
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
Net cash used in operating activities was $5.8 million for the six months ended June 30, 2010 and $6.2 million for the six months ended June 30, 2009, and represented the use of cash in funding preclinical and clinical product development activities.

Net cash used in investing activities was $2.9 million for the six months ended June 30, 2010 and net cash provided by investing activities was $3.1 million for the six months ended June 30, 2009. The fluctuations from period to period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Cash used for purchases of equipment was $323,000 and $49,000 for the second quarter of 2010 and 2009, respectively.
Investors in the equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised as of June 30, 2010.
Our senior loan was repaid in full in 2008. The senior lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No milestone events have occurred as of June 30, 2010. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised as of June 30, 2010.
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
Recently Issued Accounting Standards
In September 2009, Accounting Standards Codification, or ASC, 605-25, Multiple-Element Arrangements, was updated (Accounting Standards Update, or ASU, No. 2009-13) related to revenue recognition for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing guidance, the first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, which will likely result in the requirement to separate more deliverables within an arrangement leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. The new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The new guidance is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted provided that the new guidance is retroactively applied to the beginning of the year of adoption. We have not yet evaluated the potential effect of the future adoption of this new guidance.

In March 2010, ASC 605-28, Milestone Method of Revenue Recognition, was amended (ASU No. 2009-13) related to the ratification of the application of the proportional performance model of revenue recognition when applied to milestones in research and development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance is effective for fiscal years beginning on or after June 15, 2010, and may be applied prospectively or retrospectively. Early adoption is permitted provided that the new guidance is retrospectively applied to the beginning of the year of adoption. We do not expect this new guidance to have a material effect on our financial statements upon adoption.
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
Other important factors to consider in evaluating our forward-looking statements include:
•	the possibility of delays in, adverse results of and excessive costs of the development process;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors; and

•	our ability to successfully initiate and complete a phase II study of MultiStem for acute myocardial infarction.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the U.S. government and its agencies, commercial paper and corporate debt securities. As of June 30, 2010, approximately 86% of our investments were in U.S. government obligations, including government-backed agencies. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.
We enter into loan arrangements with financial institutions when needed and when available to us. At June 30, 2010, we had no borrowings outstanding.
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
Changes in internal control over financial reporting
During the second quarter of 2010, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATHERSYS, INC.
Date: August 9, 2010	/s/ Gil Van Bokkelen
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