Form 10-Q
period 2010-09-30
ATHERSYS, INC / NEW
filed 2010-11-08
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of October 31, 2010 was 18,930,678.

ATHERSYS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,210	$11,167
Available-for-sale securities	13,615	10,135
Accounts receivable	2,739	352
Receivable from Angiotech	132	229
Investment interest receivable	78	93
Prepaid expenses and other	168	173

Total current assets	18,942	22,149

Available-for-sale securities	2,015	5,080
Equipment, net	1,017	849
Deposits and other	207	253

Total assets	$22,181	$28,331

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,774	$1,128
Accrued compensation and related benefits	472	667
Accrued clinical trial costs	194	83
Accrued expenses and other	1,088	857
Deferred revenue	5,543	3,123

Total current liabilities	9,071	5,858

Deferred revenue	2,253	3,516

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized, and 18,930,678 and 18,929,333 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	19	19

Additional paid-in capital	213,954	212,704
Accumulated other comprehensive income	47	71
Accumulated deficit	(203,163)	(193,837)

Total stockholders’ equity	10,857	18,957

Total liabilities and stockholders’ equity	$22,181	$28,331

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Contract revenue	$1,601	$167	$4,515	$636
Grant revenue	395	317	1,092	654

Total revenues	1,996	484	5,607	1,290

Costs and expenses
Research and development	4,342	2,704	10,569	7,868
General and administrative	1,329	1,189	4,249	3,928
Depreciation	71	58	216	175

Total costs and expenses	5,742	3,951	15,034	11,971

Loss from operations	(3,746)	(3,467)	(9,427)	(10,681)
Interest income and other	58	87	101	329

Net loss	$(3,688)	$(3,380)	$(9,326)	$(10,352)

Basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.49)	$(0.55)
Weighted average shares outstanding, basic and diluted	18,929,640	18,928,193	18,929,436	18,928,057
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Operating activities
Net loss	$(9,326)	$(10,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	216	175
Gain on sale of fixed assets	—	(21)
Stock-based compensation	1,246	1,520
Amortization of premium on available-for-sale securities and other	192	154
Changes in operating assets and liabilities:
Accounts receivable	(2,387)	150
Receivable from Angiotech	97	51
Prepaid expenses and other assets	20	21
Accounts payable and accrued expenses	793	(603)
Deferred revenue	1,157	(58)

Net cash used in operating activities	(7,992)	(8,963)

Investing activities
Purchase of available-for-sale securities	(8,834)	(7,634)
Maturities of available-for-sale securities	8,253	13,300
Proceeds from sale of fixed assets	—	21
Purchase of securities of cost-method investee	—	(14)
Purchase of equipment	(384)	(54)

Net cash (used in) provided by investing activities	(965)	5,619

Financing activities	—	—

Decrease in cash and cash equivalents	(8,957)	(3,344)
Cash and cash equivalents at beginning of the period	11,167	12,552

Cash and cash equivalents at end of the period	$2,210	$9,208

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Nine-Month Periods Ended September 30, 2010 and 2009
1. Background and Basis of Presentation
We are a biopharmaceutical company engaged in the discovery and development of therapeutic products in one business segment. Our operations consist primarily of research and product development activities.
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

3. Net Loss per Share
Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding options and warrants that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:
1)	Outstanding stock options to purchase 4,188,950 shares of common stock for both the three- and nine-month periods ended September 30, 2010, and 3,881,149 shares of common stock for both the three- and nine-month periods ended September 30, 2009; and
2)	Warrants to purchase 5,125,496 shares of common stock for each of the three- and nine-month periods ended September 30, 2010 and 2009.
4. Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.
Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(3,688)	$(3,380)	$(9,326)	$(10,352)
Unrealized loss on available-for-sale securities	(5)	(25)	(24)	(17)

Comprehensive loss	$(3,693)	$(3,405)	$(9,350)	$(10,369)

5. Fair Value of Financial Instruments
Our available-for-sale securities include U.S. government obligations and corporate debt securities. As of September 30, 2010, approximately 84% of our investments were in U.S. government obligations, including government-backed agencies.
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

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	September 30, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$15,630	$15,630	$—	$—
Fair value is based upon quoted market prices in active markets. We had no level 2 or level 3 assets at September 30, 2010. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.
The following is a summary of available-for-sale securities (in thousands) at September 30, 2010 and December 31, 2009, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
September 30, 2010:
U.S. government obligations, including government-backed agencies	$13,055	$—	$33	$13,088
Corporate debt securities	2,528	—	14	2,542

	$15,583	$—	$47	$15,630

December 31, 2009:
U.S. government obligations, including government-backed agencies	$12,613	$(12)	$52	$12,653
Corporate debt securities	2,531	—	31	2,562

	$15,144	$(12)	$83	$15,215

We had no realized gains or losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. We have no other-than-temporary impairments recognized in accumulated other comprehensive loss. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $47,000 and $71,000 as of September 30, 2010 and December 31, 2009, respectively.
The amortized cost of and estimated fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties. Although the investments are available-for-sale, it is our intention to hold the investments classified as long-term for more than a year from September 30, 2010.

	September 30, 2010
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$13,573	$13,615
Due after one year through two years	2,010	2,015

	$15,583	$15,630

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
Revenue Recognition
Our license and collaboration agreements may contain multiple elements, including license and technology access fees, research and development funding, manufacturing revenue, cost-sharing, milestones and royalties. The deliverables under such an arrangement are evaluated under ASC 605-25, Multiple-Element Arrangements, (which originated primarily from the guidance in EITF 00-21) to assess whether they have standalone value and objective and reliable evidence of fair value, and if so, are accounted for as a single unit. We then recognize revenue for each unit based on the culmination of the earnings process under ASC 605-S25 (issued as SAB Topic 13) and our estimated performance period for the single units of accounting based on the specific terms of each collaborative agreement. We subsequently adjust the estimated performance periods, if appropriate, on a prospective basis based upon available facts and circumstances. Future changes in estimates of the performance period may materially impact the timing of future revenue recognized. Amounts received prior to satisfying the revenue recognition criteria for contract revenues are recorded as deferred revenue in the accompanying balance sheets. Reimbursement amounts (other than those accounted for using collaboration accounting) paid to us are recorded on a gross basis in the statements of operations as contract revenues. We entered into collaboration agreements with Pfizer Inc. (“Pfizer”) in December 2009 and RTI Biologics, Inc. (“RTI”) in September 2010 that contain multiple elements and deliverables, as described below.
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

Angiotech
In our co-development collaboration with Angiotech, we bear all preclinical costs and the parties jointly fund clinical development activity. We have primary responsibility for preclinical and early clinical development and clinical manufacturing, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. The parties will share net profits from the future sale of approved products and we may receive cash payments and an equity investment and based on the successful achievement of specified clinical development and commercialization milestones.
We continue to jointly fund clinical development activities with Angiotech in accordance with our co-development collaboration, and $132,000 was due from Angiotech as of September 30, 2010. Our clinical costs for the three months ended September 30, 2010 and 2009 are reflected net of Angiotech’s cost-sharing amount of $132,000 and $183,000, respectively.
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
Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at phase III clinical development.
We evaluated the facts and circumstances of the agreement to determine whether the Pfizer agreement has obligations constituting deliverables and concluded that it has multiple deliverables, including deliverables relating to the grant of a license and access to our technology, performance of research and development services and performance of certain manufacturing services, and concluded that these deliverables should be combined into a single unit of accounting. We recognize the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which began in December 2009 and is estimated to be completed in 2012, and recognize manufacturing revenue ratably from when services are performed through the remaining research period. Prepaid license and technology access fee and prepaid research and development funding are recorded as deferred revenue and are amortized on a straight-line basis over the research period.
RTI Biologics, Inc.
In September 2010, we entered into an agreement with RTI, a provider of orthopedic and other biologic implants, under which we provided RTI a license to our Multipotent Adult Progenitor Cell (“MAPC”) technologies to enable RTI to develop and commercialize MAPC technology-based biologic implants exclusively for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we will receive a $3 million license fee in installments, of which $1.0 million was received at inception and the remaining balance will be received in $1.0 million installments in each of December 2010 and March 2011, which is reflected in receivables on the balance sheet at September 2010. We are also eligible to receive milestone payments upon the successful achievement of certain development and commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which the underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies.

We evaluated the facts and circumstances to determine whether the RTI agreement has obligations constituting deliverables and concluded that it has multiple deliverables, including deliverables relating to the grant of a license to our technology and performance of research and development services, and concluded that these deliverables should be combined into a single unit of accounting. We recognize the license fee ratably on a straight-line basis over the estimated performance period, which began in September 2010 and is estimated to be completed in the third quarter of 2011.
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
As of September 30, 2010, a total of 312,125 shares were available for issuance under our equity compensation plans and options to purchase 4,188,950 shares of common stock were outstanding (which includes options to purchase 1,075 shares of common stock related to our old option plans prior to our merger in June 2007). For the three-month periods ended September 30, 2010 and 2009, stock compensation expense was approximately $202,000 and $515,000, respectively. At September 30, 2010, total unrecognized estimated compensation cost related to unvested stock options was approximately $762,000, which is expected to be recognized by the end of 2013 using the straight-line method.
8. Warrants
As of September 30, 2010, we had the following outstanding warrants to purchase shares of common stock:

Number of underlying shares	Exercise Price	Expiration

4,976,470	$6.00	June 8, 2012
149,026	$5.00	June 8, 2014
5,125,496
9. Income Taxes
We have net operating loss and research and development tax credit carryforwards that may be used to reduce future taxable income and tax liabilities. Our deferred tax assets have been fully offset by a valuation allowance due to our cumulative losses.
10. Subsequent Event
In October 2010, we were awarded grants from the Internal Revenue Service under section 48D of the Internal Revenue Code aggregating $733,438 for qualifying therapeutic discovery investments incurred in 2009.

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
Current Programs
In 2008, we advanced two MultiStem programs into clinical development, initiating phase I studies in cardiovascular disease (treating patients that have suffered an acute myocardial infarction, or AMI) and in oncology treatment support (administering MultiStem to leukemia or lymphoma patients who are receiving a traditional bone marrow or hematopoietic stem cell transplant to reduce the risk or severity of graft-versus-host disease, or GvHD). We are conducting the AMI clinical trial with our partner Angiotech Pharmaceuticals, Inc., and we completed phase I enrollment in the first quarter of 2010. In July 2010, we announced positive results of the phase I clinical trial, based on four months of post-treatment patient data, which demonstrate that MultiStem was well tolerated at all dose levels and also suggest the potential for improvement in heart function in treated patients. With Angiotech, we continue to evaluate the phase I results and are planning for a subsequent clinical study, which we currently anticipate will be initiated in 2011. In our GvHD trial, we have completed dosing in the first five of six dosing cohorts in the single dose arm of the study and have dosed the first two of six dosing cohorts in the multi-dose arm of the study.
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
In December 2009, we entered into a collaboration agreement with Pfizer Inc. to develop and commercialize MultiStem for the treatment of inflammatory bowel disease, or IBD, for the worldwide market. We are currently planning and preparing for a clinical study in IBD and received authorization from the FDA in November 2010 to initiate the study.
In September 2010, we entered into an agreement with RTI Biologics, Inc., or RTI, to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market. The agreement provides for a $3 million license fee, potential milestone payments and tiered royalties on worldwide commercial sales of implants using our technologies. We are currently working with RTI to develop products for these applications.
We are also independently developing novel orally active pharmaceutical products for the treatment of obesity and for certain cognitive, attention and wakefulness disorders. We are actively evaluating these compounds, as we seek to identify candidates to advance further into development while we explore opportunities with potential collaboration partners who could work with us to develop these promising candidate compounds.

Financial
We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $203 million at September 30, 2010. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
Results of Operations
Since our inception, our revenues have consisted of contract revenues and milestone payments from our collaborators, and grant proceeds primarily from federal and state grants. We have derived no revenue from therapeutic products to date. Research and development expenses consist primarily of external clinical and preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our product and manufacture our product candidates. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. We expect to continue to incur substantial losses through at least the next several years.
The following tables set forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Contract revenue	$1,601	$167	$4,515	$636
Grant revenue	395	317	1,092	654

	$1,996	$484	$5,607	$1,290

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Type of expense
Personnel costs	$1,030	$844	$2,996	$2,509
Research supplies	326	198	912	688
Facilities	234	199	656	603
Clinical and preclinical development costs	1,729	329	3,043	988
Sponsored research	316	335	777	668
Patent legal fees	398	395	1,011	1,055
Other	226	189	700	729
Stock-based compensation	83	215	474	628

	$4,342	$2,704	$10,569	$7,868

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Type of expense
Personnel costs	$481	$468	$1,457	$1,453
Facilities	78	70	213	225
Legal and professional fees	344	160	817	636
Other	307	191	990	722
Stock-based compensation	119	300	772	892

	$1,329	$1,189	$4,249	$3,928

Three Months Ended September 30, 2010 and 2009
Revenues. Revenues increased to $2.0 million for the three months ended September 30, 2010 from $484,000 in the comparable period in 2009. Contract revenue increased $1.4 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of our collaboration with Pfizer that we entered into in December 2009 and our collaboration with RTI that we entered into in September 2010. We expect our contract revenues related to the Pfizer collaboration in the next few years to reflect the amortization of the $6.0 million up-front license fee over the estimated performance period, research and development funding, and the performance of manufacturing services, and expect our contract revenues related to the RTI collaboration to reflect the amortization of the $3.0 million license fee over the next several quarters. Grant revenue increased $78,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to new grants that started in 2010. Our grant revenues could fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $4.3 million for the three months ended September 30, 2010 from $2.7 million in the comparable period in 2009. The increase of approximately $1.6 million for the three months ended September 30, 2010 from the comparable period in 2009 related primarily to an increase in clinical and preclinical development costs of $1.4 million, an increase in personnel costs of $186,000, and an increase in research supplies of $128,000. These increases were partially offset by a decrease in stock compensation expense of $132,000. The increase in clinical and preclinical development costs for the three months ended September 30, 2010 related primarily to increased manufacturing and process development costs. The increase in personnel costs and research supplies related to the addition of personnel in support of our preclinical and clinical programs and regulatory affairs. Our clinical costs for the three months ended September 30, 2010 and 2009 are reflected net of Angiotech’s cost-sharing amount of $132,000 and $183,000, respectively. We expect our research and development expenses for the remainder of 2010 to continue to be higher than the comparable period in 2009, though this impact will be largely offset by increased revenues. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses remained relatively consistent at $1.3 million for the three months ended September 30, 2010 compared to $1.2 million in the comparable period in 2009. We expect our general and administrative expenses to continue at similar levels for the remainder of 2010.
Depreciation. Depreciation expense remained relatively consistent at $71,000 for the three months ended September 30, 2010 compared to $58,000 in the comparable period in 2009.
Interest Income and Other. Interest income represents interest income earned on our cash and available-for-sale securities and other income includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Interest income and other decreased to $58,000 for the three months ended September 30, 2010 from $87,000 in the comparable period in 2009 due to the decline in our investment balances as they are used to fund our operations and foreign currency losses. Due to low interest rates and declining cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our interest income for the remainder of 2010 to continue to be less than 2009 absent any new financings or business transactions.
Nine Months Ended September 30, 2010 and 2009
Revenues. Revenues increased to $5.6 million for the nine months ended September 30, 2010 from $1.3 million in the comparable period in 2009. Contract revenue increased $3.9 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily as a result of our collaboration with Pfizer that we entered into in December 2009 and our collaboration with RTI that we entered into in September 2010. We expect our contract revenues related to the Pfizer collaboration in the next few years to reflect the amortization of the $6 million up-front license fee over the estimated performance period, research and development funding, and the performance of manufacturing services and expect our contract revenues related to the RTI collaboration to reflect the amortization of the $3.0 million license fee over the next several quarters. Grant revenue increased $438,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to new grants that started late in 2009 and 2010. Our grant revenues could fluctuate from period to period based on the timing of grant-related activities and the award of new grants.
Research and Development Expenses. Research and development expenses increased to $10.6 million for the nine months ended September 30, 2010 from $7.9 million in the comparable period in 2009. The increase of approximately $2.7 million related primarily to an increase in clinical and preclinical development costs of $2.1 million, an increase in personnel costs of $487,000, an increase in research supply costs of $224,000 and an increase in sponsored research costs of $109,000 for the nine months ended September 30, 2010 from the comparable period in 2009. These increases were partially offset by a decrease in stock compensation expense of $154,000. The increase in clinical and preclinical development costs for the nine months ended September 30, 2010 from the comparable period in 2009 related primarily to increased manufacturing and process development costs, and costs associated with our MultiStem clinical trials. The increase in personnel costs and research supplies related to the addition of personnel in support of our preclinical and clinical programs and regulatory affairs. Our clinical costs for the nine months ended September 30, 2010 and 2009 are reflected net of Angiotech’s cost-sharing amount of $521,000 and $621,000, respectively. We expect our research and development expenses for the remainder of 2010 to continue to be higher than the comparable period in 2009, though this impact will be largely offset by increased revenues. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to$4.2 million for the nine months ended September 30, 2010 from $3.9 million in the comparable period in 2009. The increase of approximately $321,000 related primarily to increases in legal and professional costs and other external service costs. We expect our general and administrative expenses to continue at similar levels for the remainder of 2010.
Depreciation. Depreciation expense increased to $216,000 for the nine months ended September 30, 2010 from $175,000 in the comparable period in 2009. The increase in depreciation expense was due to depreciation on capital purchases made in 2009 and 2010.
Interest Income and Other. Interest income represents interest income earned on our cash and available-for-sale securities and other income includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Interest income and other decreased to $101,000 for the nine months ended September 30, 2010 from $329,000 in the comparable period in 2009 due to the decline in our investment balances as they are used to fund our operations and foreign currency losses. Due to low interest rates and declining cash balances as a result of our ongoing and planned clinical and preclinical development, we expect our interest income for the remainder of 2010 to continue to be less than 2009 absent any new financings or business transactions.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances and available-for-sale securities. At September 30, 2010, we had $2.2 million in cash and cash equivalents and $15.6 million in available-for-sale securities. We have primarily financed our operations through private equity and debt financings that have resulted in aggregate cumulative proceeds of approximately $200 million.
In December 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MultiStem for the treatment of IBD for the worldwide market. Under the terms of the agreement, we received an up-front cash payment of $6 million from Pfizer and will also receive research funding and support. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at phase III clinical development.
In connection with our MultiStem collaboration with Angiotech, upon the successful achievement of specified clinical development and commercialization milestones, we may also receive up to $63.75 million of aggregate cash payments and $3.75 million from an additional equity investment, though there can be no assurance that we will achieve any milestones. Under the terms of the collaboration, the parties are jointly funding clinical development activity, whereby preclinical costs are borne solely by us, costs for phase I and phase II clinical trials are borne 50% by us and 50% by Angiotech, costs for the first phase III clinical trial will be borne 33% by us and 67% by Angiotech, and costs for any subsequent phase III clinical trial will be borne 25% by us and 75% by Angiotech. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech has lead responsibility for later clinical trials and commercialization. Upon product commercialization, we will receive nearly half of the net profits from the sale of any jointly developed, approved products. Angiotech recently announced that it reached an agreement with its subordinated noteholders to recapitalize the company, which will result in a significant reduction of its debt. At this time, Angiotech continues to fund its share of clinical costs on a timely basis and there is no indication that this restructuring will have an effect on our collaboration with Angiotech. In the event that Angiotech fails to fund its obligations under the terms of our contract, our net costs for AMI clinical trials would increase or alternative funding would be required for such clinical trials.

In September 2010, we entered into an agreement with RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we will receive a $3.0 million license fee paid in installments, of which $1.0 million was received at inception and the remaining $2.0 million will be received in $1.0 million installments in December 2010 and March 2011. We are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain development and commercial milestones, though there can be no assurance that we will achieve any milestones. In addition, we will receive tiered royalties on worldwide commercial sales of implants using our technologies.
Our collaboration agreement with Bristol-Myers Squibb, which was initially established in 2001, is now in its final phase since the requirement for Bristol-Myers Squibb to nominate new targets ended in 2009. We intend to continue to prepare and deliver validated drug targets as needed by Bristol-Myers Squibb for use in its drug discovery efforts though we anticipate demand to be limited. We will remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb over the course of the collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any milestones or royalties.
In October 2010, we were awarded grants from the Internal Revenue Service under section 48D of the Internal Revenue Code aggregating $733,438 for qualifying therapeutic discovery investments incurred in 2009.
Our available-for-sale securities typically include U.S. government obligations and corporate debt securities. As of September 30, 2010, approximately 84% of our investments were in U.S. government obligations, including government-backed agencies. We have been investing conservatively due to economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.
We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. We expect to have available cash to fund our operations through 2011 based on our current business and operational plans. Our capital requirements beyond 2011 will depend on a number of factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, and the costs in filing and prosecuting patent applications and enforcing patent claims. Further, these requirements may change at any time due to technological advances or competition from other companies. We will continue to explore and consider new opportunities for funding our operations and activities through grants and business partnerships involving our technologies and product candidates, as well as selling equity securities and possibly borrowings from financial institutions. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail research and development efforts.

We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, successfully developing, obtaining regulatory approval or clearances for, and commercializing our technologies and products resulting from these technologies.
Net cash used in operating activities was $8.0 million for the nine months ended September 30, 2010 and $9.0 million for the nine months ended September 30, 2009, and represented the use of cash in funding preclinical and clinical product development activities.
Net cash used in investing activities was $965,000 for the nine months ended September 30, 2010 and net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2009. The fluctuations from period to period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Cash used for purchases of equipment was $384,000 through the third quarter of 2010 and $54,000 through the third quarter of 2009.
Investors in the equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised as of September 30, 2010.
Our senior loan was repaid in full in June 2008. The senior lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the senior lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No milestone events have occurred as of September 30, 2010. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at September 30, 2010.
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

Other important factors to consider in evaluating our forward-looking statements include:
•	the possibility of delays in, adverse results of and excessive costs of the development process;

•	our ability to successfully initiate and complete a phase II study of MultiStem for AMI;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers; and

•	the success of our competitors and the emergence of new competitors.
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
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the U.S. government and its agencies, commercial paper and corporate debt securities. As of September 30, 2010, approximately 84% of our investments were in U.S. government obligations, including government-backed agencies. We have been investing conservatively due to economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.
We enter into loan arrangements with financial institutions when needed and when available to us. At September 30, 2010, we had no borrowings outstanding.

Item 4T.	Controls and Procedures.
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
Changes in internal control over financial reporting
During the third quarter of 2010, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On September 9, 2010, the Company issued 1,345 shares of its common stock to Katholieke Universiteit Leuven, or KUL, pursuant to a license agreement with KUL. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by the Company did not involve a public offering. The offering was not a “public offering” due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, KUL had the necessary investment intent since KUL agreed to and received share certificates bearing a legend stating that such securities are restricted.

Item 6.	Exhibits.

Exhibit No.		Description

10.1	*	License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI Biologics, Inc.

31.1		Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATHERSYS, INC.

Date: November 8, 2010	/s/ Gil Van Bokkelen Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on
behalf of the registrant)

/s/ Laura K. Campbell Laura K. Campbell
Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI Biologics, Inc.

31.1		Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.