Form 10-K
period 2010-12-31
ATHERSYS, INC / NEW
filed 2011-03-25
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value at June 30, 2010, the last day of the registrant’s most recently completed second quarter, of shares of the registrant’s common stock (based upon the closing price per share of $2.91 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $44.3 million.
The registrant had 23,502,581 shares of common stock outstanding on March 25, 2011.
Documents Incorporated By Reference.
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2011 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS.
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies, we have established a pipeline of therapeutic product development programs in multiple disease areas. We are committed to developing therapeutic products that we believe have best-in-class potential, meaning therapeutic candidates that have the potential to be safer, more effective products than the current standard of care or other products in development, and that may have other advantages, such as superior scalability or ease of administration. Our current product development portfolio consists of MultiStem®, a patented and proprietary stem cell product that we are developing as a treatment for multiple disease indications and that has been evaluated in one fully enrolled clinical trial and is currently being evaluated in two ongoing clinical trials, and has been authorized for use in a fourth clinical trial. In addition, we are developing novel pharmaceuticals to treat indications such as obesity and related metabolic conditions such as diabetes. We are also focused on the development of small molecule compounds with potential applications in other areas, including the treatment of certain neurological conditions, and for the modulation of stem cells or related applications in the regenerative medicine area.
We were incorporated in Delaware on October 24, 1995. On June 8, 2007, we merged with a wholly owned subsidiary of BTHC VI, Inc., a Delaware corporation, and, on August 31, 2007, BTHC VI, Inc. changed its name to Athersys, Inc.
Recent Developments
In February 2011, we completed a registered direct offering generating net proceeds of $11.8 million through the issuance of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination.
Business Strategy
Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our strategy are outlined below.
•	Efficiently develop product candidates in established areas of significant clinical need. We are focused on the development of best-in-class product candidates with differentiated profiles, meaning improved safety and/or efficacy relative to current standards of care. Our intention is to develop our products for ultimate commercialization by us, our partners or licensees after they have received approval from the U.S. Food and Drug Administration, or FDA, and/or other regulatory agencies.

•	Apply our proprietary technologies toward the identification, validation, and development of therapeutic product candidates. We will continue to use our proprietary technologies to identify and validate therapeutic product candidates. We believe our technologies, including MultiStem and RAGE (Random Activation of Gene Expression)®, provide us with a competitive advantage in discovery and product development by allowing us to move product candidates quickly from the discovery phase into clinical trials. We select candidates for internal development based on several factors, including the required regulatory approval pathway, the potential market into which the product may be sold and our ability to feasibly fund development activities.

•	Enter into licensing or co-development arrangements for certain product candidates. In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities. We have entered into multiple licensing and product co-development arrangements with qualified commercial partners to achieve these objectives. We anticipate that this strategy will help us to develop a portfolio of high quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies.

•	Continue to expand our intellectual property portfolio. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem.

•	Out-license non-core applications of our technologies. Certain elements of our technologies may not be relevant to the key elements of our corporate strategy. We believe these applications may have significant potential value, however, and may provide capital to us that can be applied to our other development efforts. Where appropriate, we may seek to license non-core applications of our technologies to others to realize this value.
Our Current Programs
By applying our proprietary cell therapy platform, MultiStem, we have established therapeutic product development programs in the areas of treating cardiovascular disease, neurological disease, and immune system disorders. To date, we have advanced four programs to clinical development stage, including:
•	An ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of inflammatory bowel disease, or IBD. This study was authorized by the FDA in November 2010 and is being conducted with our partner, Pfizer Inc., or Pfizer. This trial began enrolling patients in the study in February 2011;

•	A Phase I clinical study involving administration of MultiStem to patients that have suffered an acute myocardial infarction, or AMI, more commonly referred to as a heart attack. We announced initial results for this study in July 2010, demonstrating a consistent safety profile and encouraging signs of improvement in heart function among patients who had received treatment after experiencing a heart attack and exhibiting severely compromised heart function. We intend to initiate a Phase II study in 2011 with our partner, Angiotech Pharmaceuticals, Inc., or Angiotech, to evaluate the safety and efficacy of MultiStem administration to AMI patients;

•	An ongoing Phase I clinical study involving administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers, in which patients undergo radiation therapy and then receive a hematopoietic stem cell, or HSC, transplant. Such patients are at risk for serious complications, including graft versus host disease, or GVHD, which is an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In January 2011, we announced that we had successfully completed enrollment for the single ascending dose portion of this clinical trial and expect to announce preliminary results in the second quarter of 2011. In addition, the multiple ascending dose portion of this study is ongoing.

•	An FDA authorized Phase I clinical study to evaluate administration of MultiStem to patients that have suffered an ischemic stroke. We are currently working with our clinical advisors to modify the proposed study design, including increasing the size of the study so that we can evaluate safety and efficacy.
In addition to our current and anticipated clinical development activities, we are engaged in preclinical development and evaluation of MultiStem in other disease indications in the cardiovascular, neurological and immune disorder areas. We conduct such work both through our own internal research efforts, and through a broad network of collaborations we have established with investigators at leading research institutions across the United States and in Europe.
We are also engaged in the development of novel small molecule therapies to treat obesity and related metabolic conditions, including diabetes, as well as other conditions. Currently we are focused on the development of potent, highly selective compounds that act through stimulation of a specific receptor in the brain that controls appetite — the 5HT2c serotonin receptor. We are conducting preclinical evaluation of novel compounds that we have developed that exhibit outstanding selectivity and intend to select a clinical development candidate for this program in 2011.

Regenerative Medicine Programs
MultiStem — A Novel Allogeneic Approach to Stem Cell Therapy and Regenerative Medicine
We are developing a proprietary nonembryonic, allogeneic stem cell product candidate, MultiStem, that we believe has potential utility for treating a broad range of diseases and could have widespread application in the field of clinical regenerative medicine. Unlike traditional bone marrow transplants or other stem cell therapies, MultiStem may be manufactured on a large scale (with hundreds of thousands to millions of doses obtained from a single healthy donor), and may be administered without tissue matching or the need for immune suppression, analogous to type O blood. Potential applications of MultiStem include the treatment of cardiovascular disease, neurological disease or injury, and conditions involving the immune system, including autoimmune disease and other conditions. We believe that MultiStem represents a significant advancement in the field of stem cell therapy and could have broad clinical application. We currently have open Investigational New Drug applications, or INDs, for the study of MultiStem in four distinct clinical indications.
MultiStem is a patented biologic product that is manufactured from human stem cells obtained from adult bone marrow. The product consists of a special class of human stem cells that have the ability to express a range of therapeutically relevant proteins and other factors, as well as form multiple cell types. Factors expressed by MultiStem have the potential to deliver a therapeutic benefit in several ways, such as the reduction of inflammation, regulation of immune system function, protection of damaged or injured tissue, the formation of new blood vessels in regions of ischemic injury and augmenting tissue repair and healing in other ways. Like drugs, these cells may be stored for an extended period of time (in frozen form) and used off-the-shelf. Following administration, the cells express multiple therapeutically relevant proteins and are subsequently cleared from the body over time.
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
A stem cell therapy that has the potential to address the challenges mentioned above could represent a breakthrough in the field of regenerative medicine, since it could greatly expand the clinical application of stem cell therapy or other forms of regenerative medicine. In 2003, we acquired technology originally developed at the University of Minnesota related to a novel stem cell, the Multipotent Adult Progenitor Cell, or MAPC, which may be isolated from adult bone marrow as well as other nonembryonic tissues. Over the past several years, we have further developed this technology and the manufacturing of these cells for use in ongoing clinical trials. Our current product platform is referred to as MultiStem. During several years of preclinical work, MultiStem has demonstrated the potential to address many of the fundamental limitations observed with traditional bone marrow or hematopoietic stem cell transplants.
We believe that MultiStem represents a potential best-in-class stem cell therapy because it exhibits each of the following characteristics based on research and development to date:
•	Broad plasticity and multiple potential mechanisms of action. MultiStem cells have a demonstrated ability in animal models to form a range of cell types and also appear to be able to deliver therapeutic benefit through multiple mechanisms, such as producing factors that protect tissues against damage and inflammation, as well as enhancing or playing a direct role in revascularization or tissue regeneration.

•	Large scale production. Unlike conventional stem cells, such as blood-forming or hematopoietic stem cells, MultiStem cells may be produced on a large scale, processed, and cryogenically preserved, and then used clinically in a rapid and efficient manner. Material obtained from a single donor may be used to produce hundreds of thousands or millions of individual doses, representing a yield far greater than other stem cells have been able to achieve.

•	“Off-the-shelf” utility. Unlike traditional bone marrow or hematopoietic stem cell transplants that require extensive genetic matching between donor and recipient, MultiStem is administered without tissue matching or the requirement for immune suppressive drugs. MultiStem is administered as a cryogenically preserved allogeneic product, meaning that these cells are not genetically matched between donor and recipient. This feature, combined with the ability to establish large MultiStem banks, could make it practical for clinicians to efficiently deliver stem cell therapy to a large number of patients.

•	Safety. Other stem cell types, such as embryonic stem cells, can pose serious safety risks, such as the formation of ectopic tissue or tumor-like growths. In contrast, MultiStem cells have an outstanding safety profile that has been compiled over several years of preclinical study in a range of animal models by a variety of investigators and that is supported by emerging clinical data.
At each step of the MultiStem production process, cells are analyzed according to pre-established criteria to ensure that a consistent, well characterized product candidate is produced. Cells are harvested from a pre-qualified donor and then expanded to form a Master Cell Bank from which we subsequently produce clinical grade material. In multiple animal models, MultiStem has been shown to be non-immunogenic, and is administered without the genetic matching that is typically required for conventional bone marrow or stem cell transplantation.
MultiStem allows us to pursue multiple high value commercial opportunities from a single product platform, because, based upon work that we and independent collaborators have conducted over the past several years, we believe that MultiStem has the potential to treat a range of distinct disease indications, including ischemic injury and cardiovascular disease, certain neurological diseases, autoimmune disease, transplant support (including in oncology patients), and a range of orphan disease indications. As a result, we believe we will be able to leverage our foundation of safety and efficacy data to add clinical indications efficiently, enabling us to reduce development costs and timelines substantially.
MultiStem for Cardiovascular Disease, Immune System Disorders, and Neurological Conditions
Working with independent investigators at a number of leading institutions, such as the University of Minnesota, the Cleveland Clinic, the National Institutes of Health, the Medical College of Georgia, the University of Oregon Health Sciences Center and the Katholieke Universiteit Leuven, we have studied MultiStem in a range of in vitro and preclinical animal models that reflect various types of human disease or injury in the cardiovascular, neurological and immunological areas. To date, we have published research results illustrating the potential benefits of MultiStem in a range of indications including myocardial infarction, vascular disease, ischemic stroke, traumatic brain injury, brain damage due to restricted blood flow in newborns, spinal cord injury, and bone marrow transplant support/GVHD. In addition, we have explored and intend to further explore, the potential application of MultiStem in the treatment of a range of other conditions, including other forms of cardiovascular disease, neurological conditions, and immune related disorders.
As stated above, we have consistently observed that MultiStem is safe and effective in animal models. As a result, we have advanced MultiStem to clinical development stage in four clinical indications or disease areas: treatment of IBD (initially focused on ulcerative colitis); treatment of damage caused by myocardial infarction; support in the hematologic malignancy setting to reduce certain complications associated with traditional bone marrow or HSC transplantation; and treatment for stroke caused by a blockage of blood flow in the brain.
We have advanced four programs to clinical development stage, including:
•	A Phase I clinical study involving administration of MultiStem to patients that have suffered an AMI with our partner, Angiotech, and we intend to initiate in 2011 a Phase II study to evaluate the safety and efficacy of MultiStem administration to AMI patients;

•	An ongoing Phase I clinical study involving administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers, in which patients undergo radiation therapy and then receive a HSC transplant and are at risk for serious complications, including GVHD. We have successfully completed enrollment for the single ascending dose portion of this trial and the multiple ascending dose portion of this study is ongoing;

•	An ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of IBD with our partner, Pfizer. This trial began enrolling patients in the study in February 2011; and

•	An FDA authorized Phase I clinical study to evaluate administration of MultiStem to patients that have suffered an ischemic stroke, and we are working with our clinical advisors to modify the proposed study design so that we can evaluate safety and efficacy.
We may expand to other clinical indication areas as results warrant and resources permit.
Cardiovascular Disease — Evaluating MultiStem for Heart Attack
In a Phase I clinical trial, we have been exploring the use of MultiStem as a treatment for damage caused by myocardial infarction, or heart attack. Myocardial infarction is one of the leading causes of death and disability in the United States. Myocardial infarction is caused by the blockage of one or more arteries that supply blood to the heart. Such blockages can be caused, for example, by the rupture of an atherosclerotic plaque deposit. According to the American Heart Association 2010 Statistical Update, there were approximately 935,000 cases of myocardial infarction that occurred in the United States in 2006 and approximately 8.5 million individuals living in the United States that had previously suffered a heart attack. In addition, there were more than 831,000 deaths that occurred from various forms of cardiovascular disease, including 567,000 individuals that died as a result of a myocardial infarction or congestive heart failure. A variety of risk factors are associated with an elevated risk of myocardial infarction or atherosclerosis, including age, high blood pressure, smoking, sedentary lifestyle and genetics. While advances in the diagnosis, prevention and treatment of heart disease have had a positive impact, there is clearly room for improvement — myocardial infarction remains a leading cause of death and disability in the United States and the rest of the world.
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
Working with a contract research organization, we completed additional preclinical studies in established pig models of AMI using catheter delivery and examining various factors such as the route and method of MultiStem administration, dose ranging, and timing of treatment. In 2008, we initiated a multicenter, open-label Phase I clinical trial in this indication and we completed enrollment in 2010. In July 2010, we announced the interim results from this trial, which showed that MultiStem was well tolerated at all dose levels and exhibited a favorable safety profile. In addition, patients that received treatment with MultiStem exhibited meaningful improvements in cardiovascular function, including left ventricular ejection fraction, wall motion scores, and other parameters.
We are developing MultiStem for this indication in conjunction with our partner, Angiotech. We entered into a product co-development collaboration with Angiotech in 2006 for the potential application of MultiStem in multiple cardiovascular indications including myocardial infarction, peripheral vascular disease and certain other indications. Based on the results from the preclinical studies and Phase I clinical trial results, we intend to initiate a Phase II clinical trial involving administration of MultiStem to AMI patients in 2011.

Immunological Disorders — MultiStem for IBD and HSC Transplant Support
In multiple studies, MultiStem has shown potent immunomodulatory properties, including the ability to reduce active inflammation and immune system imbalance. Accordingly, we believe that MultiStem could have broad application in the area of treating immune system disorders, including certain autoimmune diseases and other conditions, including GVHD, which is a frequent immunological complication associated with bone marrow or HSC transplantation.
In 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MutiStem for the treatment of IBD for the worldwide market. IBD is a group of inflammatory and autoimmune conditions that affect the colon and small intestine, typically resulting in severe abdominal pain, weight loss, vomiting and diarrhea. The most common forms of the disease include ulcerative colitis and Crohn’s disease, which are estimated to affect more than 2.3 million people in the United States, five major European markets (United Kingdom, Germany, France, Italy and Spain) and Japan. Chronic IBD can be a severely debilitating condition, and advanced cases may require surgery to remove the affected region of the bowel, and may also require temporary or permanent colostomy or iliostomy. In many cases, surgery does not achieve a permanent cure, and patients suffer a return of the disease. Enrollment commenced in February 2011 in our Phase II clinical study being conducted with our partner, Pfizer, to administer MultiStem to patients suffering from ulcerative colitis.
Another area of focus is the use of MultiStem as adjunctive treatment for HSC/bone marrow transplant used as therapy in hematologic malignancy. For many types of cancer, such as leukemia or other blood-borne cancers, treatment typically involves radiation therapy or chemotherapy, alone or in combination. Such treatment can substantially deplete the cells of the blood and immune system, by reducing the number of stem cells in the bone marrow from which they arise. The more intense the radiation treatment or chemotherapy, the more severe the resulting depletion is of the bone marrow, blood, and immune system. Other tissues may also be affected, such as cells in the digestive tract and in the pulmonary system. The result may be severe anemia, immunodeficiency, substantial reduction in digestive capacity, and other problems that may result in significant disability or death.
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
In 2008, we initiated a Phase I clinical trial to examine the safety and tolerability of MultiStem in patients receiving a bone marrow or hematopoietic stem cell transplant related to their treatment for hematologic malignancy. The trial is an open label, multicenter trial that involves leading experts in the field of bone marrow transplantation. In January 2011, we announced that we had successfully completed enrollment for the single ascending dose portion of this clinical trial and established the maximum tolerated dose, and we expect to announce preliminary results in the second quarter of 2011. In addition, the multiple ascending dose portion of this study is ongoing.

Neurological Disease — MultiStem for Ischemic Stroke
Another focus of our regenerative medicine program is the use of MultiStem for the treatment of neurological injury as a result of ischemic stroke or other conditions. To date, we have published research with independent collaborating investigators that demonstrates that MultiStem conveys biological benefits in preclinical models of ischemic stroke, traumatic brain injury, neonatal hypoxic ischemia (a leading cause of cerebral palsy), and spinal cord injury. We have also conducted preclinical work in other neurological areas, and have been awarded grants to support work in areas such as the indications described above and for evaluating the potential of MultiStem to treat Parkinson’s Disease. Research has shown that MultiStem conveys benefits through multiple distinct mechanisms, including reducing inflammatory damage, protecting at risk tissue at the site of injury, and through direct neurotrophic effects. As a result, we believe that MultiStem may have relevance to multiple forms of neurological injury and disease.
Our initial clinical focus in the neurological area involves evaluating administration of MultiStem to treat ischemic stroke. Ischemic stroke is a leading cause of death and disability globally, and accounts for approximately 85% of all strokes. Recent progress toward the development of safer and more effective treatments for ischemic stroke has been disappointing. Despite the fact that ischemic stroke is one of the leading causes of death and disability in the United States, affecting more than 700,000 new patients annually according to the United States Centers for Disease Control and Prevention, or CDC, there has been little progress toward the development of treatments that improve the prognosis for stroke victims. The only FDA-approved drug currently available for ischemic stroke is the anti-clotting factor, tPA. According to current clinical guidelines, tPA must be administered to stroke patients within three hours after the occurrence of the ischemic stroke to remove the clot while minimizing potential risks, such as bleeding into the brain. Administration of tPA after this time frame is not recommended, since it can cause bleeding or even death. Given this limited therapeutic window, it is estimated that less than 5% of ischemic stroke victims currently receive treatment with tPA.
In preclinical studies conducted by investigators, including at both the University of Minnesota and the Medical College of Georgia, significant functional improvements have been observed in rodents that have undergone an experimentally induced stroke, or that have incurred significant neurological damage as a result of neonatal hypoxic ischemia, and then received treatment with MultiStem. Published research has demonstrated that administration of MultiStem even one week after a surgically induced stroke results in substantial long-term therapeutic benefit, as evidenced by the improvement of treated animals compared with controls in a battery of tests examining mobility, strength, fine motor skills, and other aspects of neurological functional improvement. We believe that this benefit is achieved through several mechanisms, including reduction of inflammation and immune system modulation in the ischemic area, and the protection and rescue of damaged or injured cells, including neuronal tissue. More recent research results, presented at the 2011 American Heart Association International Stroke Conference by collaborators from the University of Texas Health Science Center at Houston, demonstrated that administration of MultiStem 24 hours following a stroke reduced inflammatory damage in the brain, and resulted in significant functional improvement, and that some of these results were achieved by reducing the inflammatory response emanating from the spleen. These results confirm that MultiStem treatment is well tolerated, does not require immunosuppression, and results in a robust and durable therapeutic benefit even when administered up to one week after the initial stroke event.
In 2008, we completed additional preclinical safety studies and submitted an IND for this application, which has been authorized by the FDA. The Phase I safety clinical trial authorized by the FDA is a double blind, placebo controlled study that allows for administration of MultiStem to patients 48 to 60 hours after the ischemic stroke, which, if shown to be safe and effective, would represent a significant extension of the treatment window relative to existing standard of care. However, since this study was authorized, we have generated additional preclinical and clinical data that demonstrates the consistent safety profile of MultiStem. Accordingly, we are focused on modifying the design of this study, including increasing the trial size, so that we can evaluate clinical safety and efficacy in a more robust manner.

Pharmaceutical Programs
Novel 5HT2c agonists for the treatment of obesity and related conditions
Obesity is a substantial contributing factor to a range of diseases that represent the major causes of death and disability in the developed world today. Individuals that are clinically obese have elevated rates of cardiovascular disease, stroke, certain types of cancer and diabetes. According to the CDC, the incidence of obesity in the United States has increased at an epidemic rate during the past 20 years. CDC now estimates that 66% of all Americans are overweight, including more than 30% that are considered clinically obese. The percentage of young people who are overweight has more than tripled since 1980. There has also been a dramatic rise in the rate of obesity in Europe and Asia. Despite the magnitude of this problem, current approaches to clinical obesity are largely ineffective, and we are aware of relatively few new therapeutic approaches in clinical development.
We are developing novel pharmaceutical treatments for obesity, which are compounds designed to act by stimulating a key receptor in the brain that regulates appetite and food intake — the 5HT2c receptor. The role of this receptor in regulating food intake is well understood in both animal models and humans. In 1996, Wyeth Pharmaceuticals launched the anti-obesity drug Redux® (dexfenfluramine), a non-specific serotonin receptor agonist that was used with the stimulant phentermine in a combination commonly known as fen-phen. This diet drug combination gained rapid and widespread acceptance in the clinical marketplace and was shown to be highly effective at regulating appetite, reducing food intake, and causing significant weight loss. Unfortunately, in addition to stimulating the 5HT2c receptor, Redux also stimulated the 5HT2b receptor that is found in the heart. The activation of 5HT2b by Redux is believed to have caused significant cardiovascular problems in a number of patients and, as a result, Redux was withdrawn from the market in 1997. In 1996, doctors wrote 18 million monthly prescriptions for drugs constituting the fen/phen combination. In that same year, these drugs generated sales of greater than $400 million, serving as a benchmark for the substantial market opportunity for an effective drug to treat clinical obesity.
Since the withdrawal of Redux from the market, several groups have published research and clinical data that implicate stimulation of the 5HT2b receptor as the underlying cause of the cardiovascular problems. These findings suggest that highly selective compounds that stimulate the 5HT2c receptor, but that do not appreciably stimulate the 5HT2b receptor, could be developed that maintain the desired appetite suppressive effects without the cardiovascular toxicity. Recent clinical data supports this hypothesis and also suggests that the 5HT2c agonists may also cause a statistically significant reduction in HbA1c and fasting glucose levels, clinically relevant measures for patients suffering from diabetes.
We initiated a drug development program focused on creating potent and selective compounds that stimulate the 5HT2c receptor, but that avoid the 5HT2b receptor and other receptors, such as 5HT2a. Our specific goal has been to develop an orally administered pill that reduces appetite by stimulating the 5HT2c receptor, but that does not stimulate the 5HT2b receptor, the 5HT2a receptor, or other receptors that could cause adverse side effects. Based on extensive preclinical studies that we have conducted with compounds that we have generated, we have demonstrated the ability to develop compounds that are highly potent and selective for the 5HT2c receptor, and that lack activity at either 5HT2a or 5HT2b. We believe that this achievement represents a significant advance in the field, and that the potency and selectivity profile displayed by compounds we are developing will result in substantially better efficacy and a cleaner safety and tolerability profile in clinical trials, as well as a more convenient dosing schedule than other 5HT2c agonist programs. Our goal is to select a clinical candidate for this program in 2011.

Other Small Molecule Programs & Key Technologies
In addition to our other programs, we believe that there are significant opportunities for synergy between our small molecule programs capabilities and our MultiStem technology. Specifically, we believe that substantial opportunities exist for identifying small molecule modulators of therapeutically relevant biological activity exhibited by MultiStem or other stem cell types. We believe that applying our capabilities in both areas could lead to next generation product development opportunities, including more potent stem cell based therapies that have been optimized for use in specific indication areas.
In addition to our current product development programs, we developed our patented RAGE technology that provides us with the ability to produce human cell lines that express specific, biologically well validated drug targets without relying upon cloned and isolated gene sequences. While our RAGE technology is not a product, it is a commercial technology that we have successfully applied for the benefit of our partners and that we have also used for our own internal drug development programs. Modern drug screening approaches typically require the physical isolation and structural modification of a gene of interest, an approach referred to as gene cloning, in order to create a cell line that expresses a drug target of interest. Researchers may then use the genetically modified cell line to identify pharmaceutical compounds that inhibit or stimulate the target of interest. The RAGE technology enables us to turn on or amplify the expression of a drug target without having to physically clone or isolate the gene. In effect, the technology works through the random insertion of tiny, proprietary genetic switches that randomly turn genes on without requiring their physical isolation, or any advance knowledge of their structure. This technology provides us with broad freedom to work with targets that may be otherwise unavailable as a result of intellectual property restrictions on the use of specific cloned and isolated genes. Over the past several years, we have produced cell lines that express drug targets in a range of disease areas such as metabolic disease, infectious disease, oncology, cardiovascular disease, inflammation, and central nervous system disorders. Many of these were produced for drug development programs at major pharmaceutical companies that we have collaborated with, such as Bristol-Myers Squibb, and some have been produced for our internal drug development programs.

Collaborations and Partnerships
Pfizer
In the fourth quarter of 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MultiStem for the treatment of IBD for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front cash payment of $6 million from Pfizer and will receive research funding and support during the initial phase of the collaboration. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones, and no milestones were received as of December 31, 2010. We will be responsible for manufacturing and Pfizer will pay us for manufacturing product for clinical development and commercialization purposes. Pfizer will have responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.
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

Angiotech
In May 2006, we established a collaboration with Angiotech that is focused on co-developing MultiStem for the treatment of damage caused by myocardial infarction and peripheral vascular disease. In support of the collaboration, Angiotech invested $10.0 million in us and we may also receive up to $3.75 million of additional equity investments and $63.75 million of aggregate cash payments based upon the successful achievement of specified clinical development and commercialization milestones, though there can be no assurance that we will achieve any milestones. To date, other than the initial investment of $10.0 million in the Company by Angiotech in installments in 2006 and 2007, we have not received any additional payments from Angiotech as equity investments or milestone payments.
Under the terms of the collaboration, the parties are jointly funding clinical development activities, whereby preclinical costs are borne solely by Athersys, costs for Phase I and Phase II clinical trials are borne 50% by Athersys and 50% by Angiotech, costs for the first Phase III clinical trial will be borne 33% by Athersys and 67% by Angiotech, and costs for any Phase III clinical trials subsequent to the first Phase III clinical trial will be borne 25% by Athersys and 75% by Angiotech. We have received $2.4 million from Angiotech as its cumulative share of clinical development cost reimbursements, representing billings through September 30, 2010. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. We will receive nearly half of the net profits from the sale of any jointly developed, approved products. In addition, we will retain the commercial rights to MultiStem for all other therapeutic applications, including treatment of stroke or other neurological indications, bone marrow transplantation and oncology support, blood and immune system disorders, autoimmune disease, and other indications that we may elect to pursue.
The Angiotech collaboration does not have a specific termination date, but will terminate upon the earliest to occur of the following:
•	if at least one cell therapy product has obtained regulatory approval and we and Angiotech have shared profits with respect to sales of at least one cell therapy product, the date that there has been no sales for 12 months of any cell therapy product that has been the subject of profit-sharing, unless a clinical development candidate is in at least a Phase III clinical or later; and

•	the later of (1) the expiration date of the last-to-expire patent licensed to Angiotech and (2) the 15-year anniversary, which would be May 2021.
Currently, the expiration date of the last-to-expire patent licensed to Angiotech is in 2025. Additional patent applications that are under active prosecution are also part of the collaboration, and we continue to develop intellectual property and prosecute filed patent applications that, once issued, would likely extend patent coverage and may be licensed to Angiotech under the collaboration.
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
In January 2011, Angiotech announced its plans to pursue a recapitalization transaction through its voluntary filing under the Companies’ Creditors Arrangement Act in Canada. In the event that Angiotech elects not to continue with our collaboration, Angiotech would return all rights to us and we would have an outstanding claim related to Angiotech’s reimbursement of our fourth quarter 2010 collaboration costs and the costs through January 28, 2011, which was Angiotech’s petition date. In the event that Angiotech fails to fund its obligations under the terms of our collaboration agreement, our net costs for subsequent AMI clinical trials would increase or alternative funding would be required for such clinical trials.

RTI Biologics, Inc.
In September 2010, we entered into an agreement with RTI Biologics, Inc., or RTI, to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market. The agreement provides for a $5.0 million license fee, potential milestone payments and tiered royalties on worldwide commercial sales of implants using our technologies. We are currently working with RTI to develop products for these applications.
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
Since the beginning of the collaboration, we have provided 27 cell lines to Bristol-Myers Squibb under the collaboration. Additionally, as of December 31, 2010, we have received an aggregate amount of $1.7 million in milestone payments and $8.0 million in license fees from Bristol-Myers Squibb under the collaboration.
We are preparing and delivering the final validated drug target for use by Bristol-Myers Squibb in its drug discovery efforts under the collaboration and do not expect any significant demand for new targets. We will remain entitled to receive license fees for targets delivered to Bristol-Myers Squibb, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology.
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

Mesoblast is currently engaged in clinical trials evaluating the safety and efficacy of Revascor, an allogeneic stem cell product based on mesenchymal stem cell precursors that are obtained from healthy consenting donors. These cells also appear to display limited expansion potential and more limited biological plasticity. In December 2010, Mesoblast announced a partnership with Cephalon, in which Cephalon paid an upfront license fee of $130 million, and agreed to invest an additional $220 million in equity for a 19.9% stake in the company. In addition, total regulatory milestone payments to Mesoblast could reach $1.7 billion, assuming that the agreement results in commercial treatments for conditions including congestive heart failure, acute myocardial infarction, Parkinson’s disease, and Alzheimer’s disease.
Other public companies are developing stem-related therapies, including Geron, Aastrom Biosciences, Stem Cells Inc., Johnson & Johnson, Celgene, Advanced Cell Technology, CRYO-CELL International, Pluristem and Cytori Therapeutics. In addition, private companies, such as Cognate Therapeutics, Gamida Cell, Plureon, Cellerix and others, are also developing cell therapy related products or capabilities. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years.
We also face competition in our efforts to develop compounds for the treatment of obesity. There is currently one approved therapeutic product on the market for obesity, Xenical (also known as Alli), which is marketed by Roche. Potential side effects associated with taking Xenical / Alli include cramping, intestinal discomfort, flatulence, diarrhea, and leakage of oily stool. Another obesity drug, Meridia, was approved for clinical use and marketed by Abbott Pharmaceuticals, but was recently withdrawn from the market due to concerns regarding increased risk of cardiovascular disease and stroke among patients taking the drug.
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
We believe our most significant competitors are fully integrated pharmaceutical companies and biotechnology companies that have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies may succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, our competitors may develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete. Furthermore, some of these companies may feel threatened by our activities and attempt to delay or impede our efforts to develop our products or apply our technologies.
Intellectual Property
We rely on a combination of patent applications, patents, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property, or which relate to our business. We currently have an aggregate of 65 patents for our technologies.

We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We acquired ownership of part of our stem cell technology and intellectual property as a result of our 2003 acquisition of a holding company, which held the rights to the technology originally discovered at the University of Minnesota. We also have an exclusive license to additional MAPC-related inventions (or in other words, improvements) developed by the University of Minnesota through May 2009, and under a collaborative research agreement with the Katholieke Universiteit Leuven, or KUL, we have an exclusive license to MAPC-related inventions developed at KUL using the MAPC technology or intellectual property or that result from sponsored research funded by us. We also own and license additional intellectual property develop by us and others. We have 21 issued patents (seven U.S. patents and fourteen international patents) and more than 150 patent applications related to our stem cell technologies that currently provide patent coverage through as late as 2025. Of the 21 patents related to our stem cell technologies, four U.S. patents and nine non-U.S. patents apply to MAPC-based and related products. Additional patent applications are pending that, if issued, could extend beyond this date. Furthermore, in certain jurisdictions (such as the United States) a patent term may be extended to reflect the length of time a product is under regulatory review, and/or an extended period of market exclusivity may apply for certain products (e.g. exclusivity periods for orphan drug designation or biologics).
We have established a broad intellectual property portfolio related to our functional genomics technologies and small molecule product candidates. We have a broad patent estate with claims directed to compositions, methods of making, and methods of using our small molecule drug candidates. We have three U.S. patents and four patent applications with broad claims directed to selective 5HT2c agonists discovered at Athersys that currently provide patent coverage through as late as 2029. From our Histamine H3 program, we have four U.S. patents and two patent applications with broad claims directed to compounds discovered at Athersys from two distinct chemical series that currently provide patent coverage through as late as 2028. In addition, we currently have 35 issued patents (sixteen U.S. patents and nineteen international patents) and six patent applications relating to compositions and methods for the RAGE technology that currently provide patent coverage through as late as 2017, and two U.S. patents and nine patent applications relating to human proteins and candidate drug targets that we identified through the application of RAGE and our other technologies that currently provide patent coverage through as late as 2022. The RAGE technology was developed by Dr. John Harrington and other Athersys scientists internally in the mid-1990s.
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
Research and Development
Our research and development costs, which consist primarily of costs associated with external clinical trial costs, preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property application processes, and laboratory supply and reagent costs, were $14.8 million in 2010, $11.9 million in 2009 and $16.5 million in 2008.
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
Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. The clinical development phase generally takes five to seven years, or longer, to complete (i.e., from the initiation of Phase 1 through completion of Phase 3 studies). After successful completion of clinical trials for a new drug or biologic product, FDA approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA’s approval of an NDA or BLA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required, followed by a resubmission of the NDA or BLA. Review and approval of an NDA or BLA can take up to several years.
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
As of December 31, 2010, we employed 44 full time equivalent employees, 20 with Ph.D. degrees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.
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
Risks Related To Our Business and Our Industry
We have incurred losses since inception and we expect to incur significant net losses in the foreseeable future and may never become profitable.
Since our inception in 1995, we have incurred significant losses and negative cash flows from operations. We have incurred net losses of $18 million in 2008, $15 million in 2009 and $11 million in 2010. As of December 31, 2010, we had an accumulated deficit of $205 million, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. To date, substantially all of Athersys’ revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested yet in humans and animal studies. We cannot assure you that we will ever earn revenue or that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.
We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.
The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $16 million in 2008, $5 million in 2009 and $11 million in 2010. We expect to have available cash to fund our operations through 2011 based on our current business and operational plans and assuming no new financings or collaborations. Our future capital requirements will depend on many factors, including:
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
We cannot assure you that we will not need additional capital sooner than currently anticipated. We will need to raise substantial additional capital to fund our future operations. We cannot be certain that additional financing will be available on acceptable terms or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain.
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
Currently, our material collaborations and licensing arrangements are our collaboration with Pfizer to develop and commercialize MultiStem for the treatment of IBD, our product co-development collaboration with Angiotech to jointly develop and ultimately market MultiStem for the treatment of damage caused by myocardial infarction and peripheral vascular disease, our collaboration agreement with Bristol-Myers Squibb pursuant to which we provide cell lines produced using our RAGE technology, our collaboration with RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market, and our license with the University of Minnesota pursuant to which we license certain aspects of the MultiStem technology. These arrangements do not have specific termination dates; rather, each arrangement terminates upon the occurrence of certain events.
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
Under the terms of our collaboration agreement with Angiotech, either party may choose, following the completion of Phase I trials, to opt-out of its obligation to fund further product development on a product-by-product basis, provided no clinical trials concerning such product candidate are currently ongoing. If Angiotech should decide to opt-out of funding the development of any of the product candidates for the covered indications, for any reason, we may be unable to fund the development on our own and could be forced to halt one or more MultiStem development programs. In January 2011, Angiotech announced its plans to pursue a recapitalization transaction through its voluntary filing under the Companies’ Creditors Arrangement Act in Canada. In the event that Angiotech elects not to continue with our collaboration, Angiotech would return all rights to us and we would have an outstanding claim related to Angiotech’s reimbursement of our fourth quarter 2010 collaboration costs and the costs through January 28, 2011, which was Angiotech’s petition date. In the event that Angiotech fails to fund its obligations under the terms of our collaboration agreement, our net costs for subsequent AMI clinical trials would increase or alternative funding would be required for such clinical trials.

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
We may rely on third parties to manufacture our MultiStem product candidate.
Our current business strategy relies on third parties to manufacture our MultiStem product candidates in accordance with good manufacturing practices established by the FDA, or similar regulations in other countries. These third parties may not deliver sufficient quantities of our MultiStem product candidates, manufacture MultiStem product candidates in accordance with specifications, or comply with applicable government regulations. Additionally, if the manufactured products fail to perform as specified, our business and reputation could be severely impacted.
We expect to enter into additional manufacturing agreements for the production of product materials. If any manufacturing agreement is terminated or any third party collaborator experiences a significant problem that could result in a delay or interruption in the supply of product materials to us, there are very few contract manufacturers who currently have the capability to produce our MultiStem product on acceptable terms, or on a timely and cost-effective basis. We cannot assure you that manufacturers on whom we will depend will be able to successfully produce our MultiStem product on acceptable terms, or on a timely or cost-effective basis. We cannot assure you that manufacturers will be able to manufacture our products in accordance with our product specifications or will meet FDA or other requirements. We must have sufficient and acceptable quantities of our product materials to conduct our clinical trials and ultimately to market our product candidates, if and when such products have been approved by the FDA for marketing. If we are unable to obtain sufficient and acceptable quantities of our product material, we may be required to delay the clinical testing and marketing of our products.
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
Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 45,000 square feet of space for our corporate offices and laboratories, with state-of-the-art laboratory space. The lease currently expires in March 2012, and we have an option to extend the lease in annual increments through March 2013 at our current rent of $267,000 per year. Also, we currently lease office and laboratory space for our Belgian subsidiary. The lease currently expires in January 2012, and we have an option to renew annually through December 2014. The annual rent in Belgium is subject to adjustments based on an inflationary index.

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
Gil Van Bokkelen, Ph.D.
Age: 50
Dr. Van Bokkelen has served as our Chief Executive Officer and Chairman since August 2000. Dr. Van Bokkelen co-founded Athersys in October 1995 and served as Chief Executive Officer and Director since Athersys’ founding. Prior to May 2006, he also served as Athersys’ President. Dr. Van Bokkelen is the current Chairman of the Alliance for Regenerative Medicine, a Washington D.C. based consortium of companies, patient advocacy groups, disease foundations, and clinical and research institutions that are committed to the advancement of the field of regenerative medicine. He is also the Chairman of the board of Governors for the National Center for Regenerative Medicine, and has served on a number of other boards, including the Biotechnology Industry Organization’s ECS board of directors (from 2001 to 2004, and from 2008 to present) and the Kent State University Board of Trustees from 2001 to 2004. He received his Ph.D. in Genetics from Stanford University, his B.A. in Economics from the University of California at Berkeley, and his B.A. in Molecular Biology from the University of California at Berkeley.
William (BJ) Lehmann, Jr., J.D.
Age: 45
Mr. Lehmann has served as our President and Chief Operating Officer since June 2006. Mr. Lehmann joined Athersys in September 2001 and was Athersys’ Executive Vice President of Corporate Development and Finance from August 2002 until June 2006, when he became Athersys’ President and Chief Operating Officer. From 1994 to 2001, Mr. Lehmann was with McKinsey & Company, Inc., an international management consulting firm, where he worked extensively with new technology and service-based businesses in the firm’s Business Building practice. Prior to joining McKinsey, he worked at Wilson, Sonsini, Goodrich & Rosati, a Silicon Valley law firm, and worked with First Chicago Corporation, a financial institution. Mr. Lehmann received his J.D. from Stanford University, his M.B.A. from the University of Chicago, and his B.A. from the University of Notre Dame.

John J. Harrington, Ph.D.
Age: 43
Dr. Harrington has served as our Chief Scientific Officer, Executive Vice President and Director since Athersys’ founding. Dr. Harrington co-founded Athersys in October 1995. Dr. Harrington led the development of the RAGE technology as well as its application for gene discovery, drug discovery and commercial protein production applications. He is a listed inventor on over 20 issued or pending United States patents, has authored numerous scientific publications, and has received numerous awards for his work, including being named one of the top international young scientists by MIT Technology Review in 2002. Dr. Harrington has overseen the therapeutic product development programs at Athersys since their inception, and during his career he has also held positions at Amgen and Scripps Clinic. He received his B.A. in Biochemistry and Cell Biology from the University of California at San Diego and his Ph.D. in Cancer Biology from Stanford University.
Robert J. Deans, Ph.D.
Age: 59
Dr. Deans has served as our Senior Vice President, Regenerative Medicine since June 2006. Dr. Deans has led Athersys’ regenerative medicine research and development activities since February 2003 and has served as Vice President of Regenerative Medicine since October 2003, until he was named Senior Vice President of Regenerative Medicine in June 2006. Dr. Deans is highly regarded as an expert in stem cell therapeutics, with over fifteen years of experience in this field. From 2001 to 2003, Dr. Deans worked for early-stage biotechnology companies. Dr. Deans was formerly the Vice President of Research at Osiris Therapeutics, Inc., a biotechnology company, from 1998 to 2001 and Director of Research and Development with the Immunotherapy Division of Baxter International, Inc., a global healthcare company, from 1992 to 1998. Dr. Deans was also previously on faculty at USC Medical School in Los Angeles, between 1981 and 1998, in the departments of Microbiology and Neurology at the Norris Comprehensive Cancer Center. Dr. Deans was an undergraduate at MIT, received his Ph.D. at the University of Michigan, and did his post-doctoral work at UCLA in Los Angeles.
Laura K. Campbell, CPA
Age: 47
Ms. Campbell has served as our Vice President of Finance since June 2006. Ms. Campbell joined Athersys in January 1998 as Controller and has served as Vice President of Finance since June 2006. Prior to joining Athersys, she was at Ernst & Young LLP, a public accounting firm, for 11 years, in the audit practice. During her tenure with Ernst & Young LLP, Ms. Campbell specialized in entrepreneurial services and the biotechnology industry sector and participated in several initial public offerings. Ms. Campbell received her B.S., with distinction, in Business Administration from The Ohio State University.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Capital Market under the symbol “ATHX.” Set forth below are the high and low sale prices for our common stock on the NASDAQ Capital Market for the periods indicated.

	High	Low
Year ended December 31, 2010:
First Quarter	$4.40	$2.32
Second Quarter	$3.63	$2.56
Third Quarter	$3.55	$2.34
Fourth Quarter	$3.19	$2.42

Year ended December 31, 2009:
First Quarter	$1.28	$0.45
Second Quarter	$1.04	$0.75
Third Quarter	$1.35	$0.78
Fourth Quarter	$6.40	$0.97
Holders
As of February 28, 2011, the number of holders of record was approximately 694 of which one is Cede & Co., a nominee for The Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co., as one stockholder.
Dividend Policy
We would have to rely upon dividends and other payments from our wholly-owned subsidiary, ABT Holding Company, to generate the funds necessary to make dividend payments, if any, on our common stock. ABT Holding Company, however, is legally distinct from us and has no obligation to pay amounts to us. The ability of ABT Holding Company to make dividend and other payments to us is subject to, among other things, the availability of funds and applicable state laws. However, there are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us. We did not pay cash dividends on our common stock during the past two years. We do not anticipate that we will pay any dividends on our common stock in the foreseeable future. Rather, we anticipate that we will retain earnings, if any, for use in the development of our business.

ITEM 6.	SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Consolidated Statement of Operations Data:
Revenues:
Contract revenue	$6,685	$1,079	$1,880	$1,433	$1,908
Grant revenue	2,254	1,080	1,225	1,827	1,817

Total revenues	8,939	2,159	3,105	3,260	3,725
Costs and expenses:
Research and development	14,779	11,920	16,500	15,817	9,741
General and administrative	5,387	5,621	5,479	7,975	3,347
Depreciation	284	233	218	283	528

Loss from operations	(11,511)	(15,615)	(19,092)	(20,815)	(9,891)
Other (expense) income:
Other (expense) income, net	(69)	(126)	48	2,017	208
Interest income	203	375	1,146	1,591	119
Interest expense	—	—	(94)	(1,263)	(1,047)
Accretion of premium on convertible debt	—	—	—	(456)	(260)

Loss before cumulative effect of change in accounting principle	(11,377)	(15,366)	(17,992)	(18,926)	(10,871)
Cumulative effect of change in accounting principle	—	—	—	—	306

Net loss	$(11,377)	$(15,366)	$(17,992)	$(18,926)	$(10,565)
Preferred stock dividends	—	—	—	(659)	(1,408)
Deemed dividend resulting from induced conversion of convertible preferred stock	—	—	—	(4,800)	—

Net loss attributable to common stockholders	$(11,377)	$(15,366)	$(17,992)	$(24,385)	$(11,973)

Basic and diluted net loss per common share attributable to common stockholders:
Loss before cumulative effect of change in accounting principle	$(0.60)	$(0.81)	$(0.95)	$(2.26)	$(41.89)
Cumulative effect of change in accounting principle	—	—	—	—	1.05

Net loss per share	$(0.60)	$(0.81)	$(0.95)	$(2.26)	$(40.84)

Weighted average shares outstanding, basic and diluted	18,929,749	18,928,379	18,927,988	10,811,119	293,142

	December 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,105	$11,167	$12,552	$13,248	$1,528
Available-for-sale securities, short-tem	13,076	10,135	15,460	22,477	—
Working capital (deficit)	9,106	16,291	26,789	32,849	(3,206)
Available-for-sale securities, long-tem	—	5,080	3,601	13,850	—
Total assets	19,106	28,331	33,877	52,225	4,266
Long-term obligations, less current portion	—	—	—	—	9,310
Accrued dividends	—	—	—	—	8,882
Total stockholders’ equity (deficit)	9,005	18,957	31,563	47,631	(20,007)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this annual report on Form 10-K.
Overview and Recent Developments
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies, we have established a pipeline of therapeutic product development programs in multiple disease areas. Our current product development portfolio includes MultiStem, a patented and proprietary stem cell product that we are developing as a treatment for multiple disease indications, and is currently being evaluated in clinical trials. In addition, we are developing novel pharmaceuticals to treat indications such as obesity and related metabolic conditions such as diabetes.
Current Programs
By applying our proprietary cell therapy platform, MultiStem, we have established therapeutic product development programs in the areas of treating cardiovascular disease, neurological disease, and immune system disorders. To date, we have advanced four programs to clinical development stage, including:
•	An ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of IBD. This study was authorized by the FDA in November 2010, and is being conducted with our partner Pfizer. This trial began enrolling patients in the study in February 2011;

•	A Phase I clinical study involving administration of MultiStem to patients that have suffered an AMI, more commonly referred to as a heart attack. We successfully completed patient enrollment for this study in February 2010 and announced initial results in July 2010, demonstrating a consistent safety profile and encouraging signs of improvement in heart function among patients that had received treatment. We intend to initiate a Phase II study with our partner, Angiotech, to evaluate the safety and efficacy of MultiStem administration to AMI patients in 2011;

•	An ongoing Phase I clinical study involving administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers, in which patients undergo radiation therapy and then receive a HSC transplant. Such patients are at risk for serious complications, including GVHD, which is an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In January 2011, we announced that we had successfully completed enrollment for the single ascending dose portion of this clinical trial and expect to announce preliminary results in the second quarter of 2011. In addition, the multiple ascending dose portion of this study is ongoing.

•	An FDA authorized Phase I clinical study to evaluate administration of MultiStem to patients that have suffered an ischemic stroke. We are currently working with our clinical advisors to modify the proposed study design, including increasing the size of the study so that we can evaluate safety and efficacy.
In addition to our current and anticipated clinical development activities, we are also engaged in preclinical development and evaluation of MultiStem in other disease indications in the cardiovascular, neurological and immune disorder areas. We conduct such work both through our own internal research efforts and through a broad network of collaborations we have established with investigators at leading research institutions across the U.S. and in Europe.
We are also engaged in the development of novel small molecule therapies to treat obesity and related metabolic conditions, including diabetes, as well as other conditions. Currently we are focused on the development of potent, highly selective compounds that act through stimulation of a specific receptor in the brain that controls appetite — the 5HT2c serotonin receptor. We are conducting preclinical evaluation of novel compounds that we have developed that exhibit outstanding selectivity, and intend to select a clinical development candidate for this program in 2011.

In September 2010, we entered into an agreement with RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market. The agreement provides for a $5.0 million license fee paid in installments, of which $3.0 million is guaranteed and $2.0 million is contingent, potential milestone payments and tiered royalties on worldwide commercial sales of implants using our technologies. We are currently working with RTI to develop products for these applications.
Financial
In February 2011, we completed a registered direct offering generating net proceeds of $11.8 million through the issuance of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination.
We have incurred losses since inception of operations in December 1995 and had an accumulated deficit of $205 million at December 31, 2010. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private and public equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
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
The following table sets forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Year ended December 31,
	2010	2009	2008
Contract revenue	$6,685	$1,079	$1,880
Grant revenue	2,254	1,080	1,225

	$8,939	$2,159	$3,105

Research and development expenses

	Year ended December 31,
Type of expense	2010	2009	2008
Personnel costs	$4,124	$3,607	$2,924
Research supplies	1,218	907	849
Facilities	870	826	817
Clinical and preclinical development costs	4,394	1,904	7,878
Sponsored research	1,149	878	393
Patent legal fees	1,477	1,351	1,481
Other	1,002	1,151	1,431
Stock-based compensation	545	1,296	727

	$14,779	$11,920	$16,500

General and administrative expenses

	Year ended December 31,
Type of expense	2010	2009	2008
Personnel costs	$1,897	$1,975	$1,726
Facilities	279	299	342
Legal and professional fees	1,007	916	1,032
Other	1,283	919	1,250
Stock-based compensation	921	1,512	1,129

	$5,387	$5,621	$5,479

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenues. Revenues increased to $8.9 million for the year ended December 31, 2010 from $2.2 million for 2009. Contract revenue increased $5.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of our collaboration with Pfizer that we entered into in December 2009 and our collaboration with RTI that we entered into in September 2010. Contract revenues for the year ended December 31, 2010 primarily consist of the recognition of revenue from these multi-element arrangements. We expect our contract revenues related to the Pfizer collaboration in 2011 and 2012 to reflect the amortization of the $6.0 million non-refundable up-front license fee, research and development funding, and the performance of manufacturing services over the estimated performance period, and expect our contract revenues related to the RTI collaboration to reflect the amortization of the $3.0 million license fee over the next several quarters aligned with the estimated performance period. Grant revenue increased $1.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due a grant received in October 2010 from the Internal Revenue Service under section 48D of the Internal Revenue Code aggregating $733,000 for qualifying therapeutic discovery investments, as well as additional new grants that began late in 2009 and in 2010. Our grant revenues could fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $14.8 million for the year ended December 31, 2010 from $11.9 million in 2009. The increase of approximately $2.9 million related primarily to an increase in clinical and preclinical development costs of $2.5 million, an increase in personnel costs of $517,000, an increase in research supply costs of $311,000 and an increase in sponsored research costs of $271,000 for the year ended December 31, 2010 compared to 2009. These increases were partially offset by a decrease in stock-based compensation expense of $751,000, which declined as a result of a significant number of options becoming fully vested mid-2010. The increase in clinical and preclinical development costs for the year ended December 31, 2010 related primarily to increased manufacturing and process development costs, and costs associated with our MultiStem clinical trials. Our clinical costs for the year ended December 31, 2010 and 2009 are reflected net of Angiotech’s cost-sharing amount of $628,000 and $847,000, respectively. The increase in personnel costs and research supplies related to the addition of personnel in support of our preclinical and clinical programs and regulatory affairs. Sponsored research costs increased primarily due to grant-funded programs that require collaboration with certain academic research institutions. We expect our research and development expenses to increase in 2011, primarily due to increased MultiStem clinical trial and clinical manufacturing expenses. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased to $5.4 million in 2010 from $5.6 million in 2009. The $234,000 decrease was due primarily to a decrease in stock-based compensation expense of $591,000, partially offset by an increase in other expenses of $364,000 in 2010 compared to 2009. The decrease in stock-based compensation expense related to a significant number of options becoming fully vested mid-2010. The increase in other expenses for 2010 was primarily a result of increased investor and public relations costs and travel costs. We expect our general and administrative expenses to continue at similar levels in 2011.
Depreciation. Depreciation expense increased to $284,000 in 2010 from $233,000 in 2009. The increase in depreciation expense was due to depreciation on capital purchases made in 2010.
Other Expense. Included in other expense are impairment losses of $46,000 and $115,000 in 2010 and 2009, respectively, related to an investment in a privately-held company.
Interest Income. Interest income decreased to $203,000 in 2010 from $375,000 in 2009. The change in interest income was due to the decline in cash and investment balances during the period. We expect our 2011 interest income to continue at similar levels in 2011, taking into consideration the expected increase in our clinical development costs in 2011 and the investment of the proceeds from the February 2011 equity offering.
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
Research and Development Expenses. Research and development expenses decreased to $11.9 million in 2009 from $16.5 million in 2008. The decrease of $4.6 million related primarily to a decrease in clinical and preclinical development costs of $6.0 million, a decrease in other research and development expenses of $280,000 and a decrease in patent legal fee expense of $130,000 in 2009 compared to 2008. These decreases were partially offset by an increase in personnel costs of $683,000, an increase in stock-based compensation expense of $569,000, an increase in sponsored research of $485,000, and an increase in research supplies and facilities expenses of $67,000 in 2009 compared to 2008. Of the $6.0 million decrease in clinical and preclinical development costs, $5.3 million related to costs associated with the completion of an ATHX-105 Phase I clinical trial in the first half of 2008 and preparations for a Phase II clinical trial of ATHX-105 in 2008, which included several preclinical studies and manufacturing costs. ATHX-105 development was suspended early in 2009 and there will be no future costs incurred for this product candidate. The remaining $700,000 decrease in clinical and preclinical development costs related primarily to a $235,000 credit from a renegotiated contract with a contract research organization in June 2009, reduced manufacturing costs associated with our MultiStem clinical trials, and reduced external costs for regulatory consulting and preclinical studies. Our clinical costs in 2009 and 2008 are reflected net of Angiotech’s cost-sharing reimbursements related to our MultiStem acute myocardial infarction collaboration in the amount of $847,000 and $943,000, respectively. Patent legal fee expense for 2009 decreased compared to 2008, but continued to be significant as a result of further development and maintaining our portfolio of patent applications. The increase in personnel costs related to the addition of personnel in support of our clinical programs and regulatory affairs, a 2009 company-wide performance bonus, salary increases and increased benefit costs. The increase in stock-based compensation expense related to a change in our estimated forfeiture rate, increased expense related to options held by certain consultants that are computed using variable accounting, and the issuance of stock option awards in 2009. Sponsored research costs increased primarily due to grant-funded programs that require collaboration with certain academic research institutions. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $5.6 million in 2009 from $5.5 million in 2008. The $100,000 increase was due primarily to an increase in stock-based compensation expense of $383,000 and an increase in personnel costs of $249,000, partially offset by a decrease in other expenses of $331,000, a decrease in legal and professional fees of $116,000 and a decrease in facilities expense of $43,000 in 2009 compared to 2008. The increase in stock-based compensation expense related to a change in our estimated forfeiture rate and the issuance of stock option awards in 2009. The increase in personnel costs related to a 2009 company-wide performance bonus, salary increases and increased benefit costs. The decrease in other expenses for 2009 was primarily a result of reduced temporary help and outsourced accounting services in 2009. The decrease in legal and professional fees in 2009 was primarily a result of reduced legal fees incurred in connection with SEC filings and transactional work.
Depreciation. Depreciation expense increased to $233,000 in 2009 from $218,000. The increase in depreciation expense was due to depreciation on capital purchases made in 2009.
Other Expense. Included in other expense for 2009 is an impairment loss of $115,000 related to an investment in a privately-held company.
Interest Income. Interest income decreased to $375,000 in 2009 from $1.1 million in 2008. The change in interest income was due to the decline in cash and investment balances during the period. While we received $6.0 million in fees from Pfizer in 2009, this payment had limited impact on interest income given its receipt in late December 2009.
Interest Expense. Interest expense decreased to $0 in 2009 from $94,000 in 2008 due to the repayment of our senior loan in June 2008.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances and available-for-sale securities. At December 31, 2010, we had $2.1 million in cash and cash equivalents and $13.1 million in available-for-sale securities. We have primarily financed our operations through private equity and debt financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
In February 2011, we completed a registered direct offering generating net proceeds of $11.8 million through the issuance of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination.

Our former lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No amounts have been recorded for the milestone in December 31, 2010, 2009 or 2008. In connection with the offering in February 2011, the lenders were entitled to a milestone payment under this obligation in the amount of $810,000, of which $202,500 was paid in cash in February 2011 and $607,500 was paid through the issuance of our common stock to the former lenders at $2.96 per share. The senior lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at December 31, 2010.
In December 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MultiStem for the treatment of IBD for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front cash payment of $6 million from Pfizer and will also receive research funding and support. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.
In connection with our MultiStem collaboration with Angiotech, upon the successful achievement of specified clinical development and commercialization milestones, we may also receive up to $63.75 million of aggregate cash payments and $3.75 million from an additional equity investment, though there can be no assurance that we will achieve any milestones. Under the terms of the collaboration, the parties are jointly funding clinical development activity, whereby preclinical costs are borne solely by us, costs for Phase I and Phase II clinical trials are borne 50% by us and 50% by Angiotech, costs for the first Phase III clinical trial will be borne 33% by us and 67% by Angiotech, and costs for any subsequent Phase III clinical trial will be borne 25% by us and 75% by Angiotech. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech has lead responsibility for later clinical trials and commercialization. Upon product commercialization, we will receive nearly half of the net profits from the sale of any jointly developed, approved products. In January 2011, Angiotech announced its plans to pursue a recapitalization transaction through its voluntary filing under the Companies’ Creditors Arrangement Act in Canada. In the event that Angiotech elects not to continue with our collaboration, Angiotech would return all rights to us and we would have an outstanding claim related to Angiotech’s reimbursement of our fourth quarter 2010 collaboration costs and the costs through January 28, 2011, which was Angiotech’s petition date. In the event that Angiotech fails to fund its obligations under the terms of our collaboration agreement, our net costs for subsequent AMI clinical trials would increase or alternative funding would be required for such clinical trials.
In September 2010, we entered into an agreement with RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we are entitled to a $5.0 million license fee paid in installments, of which $3.0 million is guaranteed and $2.0 million is contingent, of which $2.0 million has been received by December 31, 2010. We are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain development and commercial milestones, though there can be no assurance that we will achieve any milestones. In addition, we will receive tiered royalties on worldwide commercial sales of implants using our technologies.
Our collaboration agreement with Bristol-Myers Squibb, which was initially established in 2001, is now in its final phase since the requirement for Bristol-Myers Squibb to nominate new targets ended in 2009. We are preparing and delivering the final validated drug target for use by Bristol-Myers Squibb in its drug discovery efforts under the collaboration and do not expect any significant demand for new targets. We will remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb over the course of the collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any milestones or royalties.

In October 2010, we were awarded grants from the Internal Revenue Service under section 48D of the Internal Revenue Code aggregating $733,000 for qualifying therapeutic discovery investments that have been incurred.
Our available-for-sale securities typically include U.S. government obligations and corporate debt securities. As of December 31, 2010, approximately 85% of our investments were in U.S. government obligations, including government-backed agencies. We have been investing conservatively due to economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.
We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. We expect to have available cash to fund our operations through 2011 based on our current business and operational plans and assuming no new financings or collaborations. Our capital requirements beyond that will depend on a number of factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, and the costs in filing and prosecuting patent applications and enforcing patent claims. Further, these requirements may change at any time due to technological advances or competition from other companies. We will continue to explore and consider new opportunities for funding our operations and activities through grants and business partnerships involving our technologies and product candidates, as well as selling equity securities and possibly borrowings from financial institutions. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail research and development efforts.
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
Net cash used in operating activities was $10.6 million, $4.6 million and $15.7 million in 2010, 2009 and 2008, respectively, and represented the use of cash in funding clinical and preclinical product development activities. We expect that net cash used in operating activities will increase in 2011 in connection with increased research and development expenses of our MultiStem clinical trials and our Pfizer and Angiotech collaborations.
Net cash provided by investing activities was $1.5 million in 2010, $3.2 million in 2009 and $16.8 million in 2008. The fluctuations from period to period are due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $390,000, $381,000 and $532,000 in 2010, 2009 and 2008, respectively. We expect that our capital equipment expenditures will continue at similar levels in 2011 compared to 2010.
Financing activities neither used nor provided cash in 2010 and 2009, and used cash of $1.8 million in 2008 related to repayment of our senior loan in 2008.
Investors in our equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the June offering, Radius Venture Partners, invested $10.0 million and received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents for the June 2007 offering received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. Also, bridge investors received in the June 2007 offering five-year warrants to purchase an aggregate of 132,945 shares of common stock with an exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at December 31, 2010.

Our contractual payment obligations as of December 31, 2010 are as follows:
Payment due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Operating leases for facilities and equipment lease	$487,000	$390,000	$97,000	$—	$—

Research funding	465,000	327,000	138,000	—	—

Total	$952,000	$717,000	$235,000	$—	$—

We lease office and laboratory space under an operating lease and have options to renew the lease in annual increments through March 2013 at the initial rental rate, and we executed options to renew through March 2012. Also, we lease office and laboratory space for our Belgian subsidiary that includes options to renew annually through December 2014 and the annual rent is subject to adjustments based on an inflationary index. We executed an option to renew this lease through January 2012.
The research funding in the table above represents our current funding commitment for a research program that began in 2007. We approved the funding for the final stage of the collaboration that will continue through August 2012.
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
We entered into collaboration agreements with Pfizer and RTI that contain multiple elements and deliverables. For a description of the collaboration agreement and the determination of contract revenues, see Note E to our consolidated financial statements included in this annual report on Form 10-K.
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
Collaborative Arrangements
Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes. Currently, our only collaboration accounted for on a net basis is our cost-sharing collaboration with Angiotech.
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

Investments in Available-for-Sale Securities
We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investments typically consist primarily of United States government obligations and corporate debt securities, which are classified as available-for-sale and are valued based on quoted prices in active markets for identical assets (Level 1). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income. Since the elements related to accounting for these investments are reflected on monthly statements, the amounts are not based on estimates that are susceptible to change. None of our financial assets are in markets that are not active.
Stock-Based Compensation
We recognize stock-based compensation expense on the straight-line method and use a Black-Scholes option-pricing model to estimate the grant-date fair value of share-based awards. The expected term of options granted represent the period of time that option grants are expected to be outstanding. We use the “simplified” method to calculate the expected life of option grants given our limited history and beginning in 2010, determine volatility by using our historical stock volatility. Prior to 2010, we determined volatility by using the historical stock volatility of other companies with similar characteristics since we did not have meaningful historical volatility of our own stock at that time. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
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
Recently Issued Accounting Standards
In September 2009, ASC 605-25, Multiple-Element Arrangements, was updated (Accounting Standards Update, or ASU, No. 2009-13) related to revenue recognition for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing guidance, the first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, which will likely result in the requirement to separate more deliverables within an arrangement leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. The new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The new guidance is effective for the Company for new arrangements entered into on or after January 1, 2011. The future adoption of this new guidance may have the potential effect of less revenue deferral for new collaborations than we have historically experienced.
In March 2010, ASC 605-28, Milestone Method of Revenue Recognition, was amended (ASU No. 2010-17) related to the ratification of the application of the proportional performance model of revenue recognition when applied to milestones in research and development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance is effective for the Company for new arrangements entered into on or after January 1, 2011. This new guidance will not have a material effect on our financial statements upon adoption, since we have been historically recognizing milestone revenue consistent with this guidance.

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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as human therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:
•	the possibility of delays in, adverse results of and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors; and

•	the risks mentioned elsewhere in this annual report under Item 1A, “Risk Factors.”
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
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings, if any. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the U.S. government and its agencies and corporate debt securities. As of December 31, 2010, approximately 85% of our investments were in U.S. government obligations, including government-backed agencies. We have been investing conservatively due to the current economic conditions, including the current credit crisis, and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.
We enter into loan arrangements with financial institutions when needed and when available to us. At December 31, 2010, we had no borrowings outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
Athersys, Inc.
Years Ended December 31, 2010, 2009 and 2008

Athersys, Inc.
Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Athersys, Inc.
We have audited the accompanying consolidated balance sheets of Athersys, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Athersys, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles.

Cleveland, Ohio	/s/ ERNST & YOUNG LLP
March 25, 2011

Athersys, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,105	$11,167
Available-for-sale securities	13,076	10,135
Accounts receivable	2,328	352
Receivable from Angiotech	106	229
Investment interest receivable	71	93
Prepaid expenses and other	258	173

Total current assets	17,944	22,149

Available-for-sale securities	—	5,080
Deposits and other	38	38
Equipment, net	955	849
Equity investments	169	215

Total assets	$19,106	$28,331

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,498	$1,128
Accrued compensation and related benefits	580	667
Accrued clinical trial costs	207	83
Accrued expenses	1,012	857
Deferred revenue	5,541	3,123

Total current liabilities	8,838	5,858

Deferred revenue	1,263	3,516

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 18,930,678 and 18,929,333 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	19	19
Additional paid-in capital	214,174	212,704
Accumulated other comprehensive income	26	71
Accumulated deficit	(205,214)	(193,837)

Total stockholders’ equity	9,005	18,957

Total liabilities and stockholders’ equity	$19,106	$28,331

See accompanying notes.

Athersys, Inc.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues
Contract revenue	$6,685	$1,079	$1,880
Grant revenue	2,254	1,080	1,225

Total revenues	8,939	2,159	3,105

Costs and expenses
Research and development (including stock compensation expense of $545, $1,296 and $727 in 2010, 2009 and 2008, respectively)	14,779	11,920	16,500
General and administrative (including stock compensation expense of $921, $1,512 and $1,129 in 2010, 2009 and 2008, respectively)	5,387	5,621	5,479
Depreciation	284	233	218

Total costs and expenses	20,450	17,774	22,197

Loss from operations	(11,511)	(15,615)	(19,092)
Other (expense) income, net	(69)	(126)	48
Interest income	203	375	1,146
Interest expense	—	—	(94)

Net loss	$(11,377)	$(15,366)	$(17,992)

Basic and diluted net loss per common share	$(0.60)	$(0.81)	$(0.95)

Weighted average shares outstanding, basic and diluted	18,929,749	18,928,379	18,927,988
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)

						Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
	Number	Stated	Number	Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2008	—	$—	18,927,988	$19	$208,039	$52	$(160,479)	$47,631
Stock based compensation	—	—	—	—	1,856	—	—	1,856
Comprehensive loss:
Net loss	—	—	—	—	—	—	(17,992)	(17,992)
Unrealized gain on available-for-sale securities	—	—	—	—	—	68	—	68

Total comprehensive loss								(17,924)

Balance at December 31, 2008	—	—	18,927,988	19	209,895	120	(178,471)	31,563
Stock based compensation	—	—	—	—	2,808	—	—	2,808
Issuance of common stock	—	—	1,345	—	1	—	—	1
Comprehensive loss:
Net loss	—	—	—	—	—	—	(15,366)	(15,366)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(49)	—	(49)

Total comprehensive loss								(15,415)

Balance at December 31, 2009	—	—	18,929,333	19	212,704	71	(193,837)	18,957
Stock based compensation	—	—	—	—	1,466	—	—	1,466
Issuance of common stock	—	—	1,345	—	4	—	—	4
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,377)	(11,377)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(45)	—	(45)

Total comprehensive loss								(11,422)

Balance at December 31, 2010	—	$—	18,930,678	$19	$214,174	$26	$(205,214)	$9,005

See accompanying notes.

Athersys, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(11,377)	$(15,366)	$(17,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	284	233	218
Gain on sale of equipment	—	(21)	(24)
Provision on notes receivable	—	—	74
Stock-based compensation	1,466	2,808	1,856
Amortization of premium on available-for-sale securities and other	225	305	28
Changes in operating assets and liabilities:
Accounts receivable	(1,976)	(92)	618
Receivable from Angiotech	123	5	(171)
Prepaid expenses and other assets	(63)	449	178
Accounts payable and accrued expenses	562	479	(467)
Deferred revenue	165	6,581	(29)

Net cash used in operating activities	(10,591)	(4,619)	(15,711)

Investing activities
Purchase of available-for-sale securities	(8,834)	(11,692)	(26,594)
Proceeds from maturities of available-for-sale securities	10,753	15,300	43,917
Investment in privately-held company	—	(14)	—
Proceeds from sale of equipment	—	21	24
Purchases of equipment	(390)	(381)	(532)

Net cash provided by investing activities	1,529	3,234	16,815

Financing activities
Principal payments on debt	—	—	(1,800)

Net cash used in financing activities	—	—	(1,800)

Decrease in cash and cash equivalents	(9,062)	(1,385)	(696)
Cash and cash equivalents at beginning of year	11,167	12,552	13,248

Cash and cash equivalents at end of year	$2,105	$11,167	$12,552

See accompanying notes.

Athersys, Inc.
Notes to Consolidated Financial Statements
A. Background
We are a biopharmaceutical company engaged in the discovery and development of therapeutic products in one business segment. Operations consist primarily of research and product development activities.
B. Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and results of operations and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for using the equity method when we do not control the investee, but have the ability to exercise significant influence over the investee’s operations and financial policies.
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

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
B. Accounting Policies, continued
Revenue Recognition, continued
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
Similarly, grant revenue consists of funding under cost reimbursement programs primarily from federal and state sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced (unless prepaid) and recorded as revenue as tasks are completed. Included in 2010 grant revenues is a grant of $733,000 received from the Internal Revenue Service under section 48D of the Internal Revenue Code for qualifying therapeutic discovery investments that have been incurred.
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

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
B. Accounting Policies, continued
Collaborative Arrangements
Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes. Currently, our only collaboration accounted for on a net basis is our cost-sharing collaboration with Angiotech Pharmaceuticals, Inc. (“Angiotech”).
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
Royalties
We may be required to make royalty payments to certain parties based on product sales under license agreements. We did not pay any royalties during the three-year period ended December 31, 2010.
Investments in Available-for-Sale Securities
We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investments typically consist of U.S. government obligations and corporate debt securities, which are classified as available-for-sale and are valued based on quoted prices in active markets for identical assets (Level 1). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of applicable tax, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income. None of our financial assets are in markets that are not active.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
B. Accounting Policies, continued
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
In connection primarily with a milestone that was achieved in 2006, we and an affiliate own preferred stock in a privately-held company with an aggregate value of approximately $300,000. We evaluated this cost-method investment and deemed the investment to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009, recognizing $46,000 and $115,000 of impairment loss in 2010 and 2009, respectively. No impairment losses were recorded in 2008.
Patent Costs and Rights
Costs of prosecuting and maintaining patents and patent rights are expensed as incurred. As of December 31, 2010, we have filed for broad intellectual property protection on our proprietary technologies. We currently have numerous U.S. patent applications and corresponding international patent applications related to our technologies, as well as many issued U.S. and international patents.
Comprehensive Income (Loss)
Unrealized gains and losses on our available-for-sale securities are the only components of accumulated other comprehensive income (loss). Total comprehensive income or loss is disclosed in the consolidated statement of stockholders’ equity.
Concentration of Credit Risk
Accounts receivable are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2010, three customers accounted for 83% of accounts receivable. We do not require collateral from our customers.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
B. Accounting Policies, continued
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Stock-Based Compensation
We recognize stock-based compensation expense on the straight-line method and use a Black-Scholes option-pricing model to estimate the grant-date fair value of share-based awards. The expected term of options granted represent the period of time that option grants are expected to be outstanding. We use the “simplified” method to calculate the expected life of option grants given our limited history and beginning in 2010, determine volatility by using our historical stock volatility. Prior to 2010, we determined volatility by using the historical stock volatility of other companies with similar characteristics since we did not have meaningful historical volatility of our own stock at that time. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
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

	December 31,
	2010	2009	2008

Volatility	119.5%	89.5%	69.6%
Risk-free interest rate	1.0%	2.4%	3.0%
Expected life of option	4.09 years	5.01 years	5.09 years
Expected dividend yield	0.0%	0.0%	0.0%

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
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
We had no liability for uncertain income tax positions as of December 31, 2010 and 2009. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization.
Net Loss per Share
Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding options and warrants that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:
•	Outstanding stock options to purchase 4,308,013, 4,001,149 and 3,738,473 shares of common stock for the years ended December 31, 2010, 2009 and 2008, respectively; and
•	Warrants to purchase 5,125,496 shares of common stock for each of the years ended December 31, 2010, 2009 and 2008.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
B. Accounting Policies, continued
Recently Issued Accounting Standards
In September 2009, ASC 605-25, Multiple-Element Arrangements, was updated (Accounting Standards Update (“ASU”) No. 2009-13) related to revenue recognition for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing guidance, the first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, which will likely result in the requirement to separate more deliverables within an arrangement leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. The new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The new guidance is effective for the Company for new arrangements entered into on or after January 1, 2011. The future adoption of this new guidance may have the potential effect of less revenue deferral for new collaborations than we have historically experienced.
In March 2010, ASC 605-28, Milestone Method of Revenue Recognition, was amended (ASU No. 2010-17) related to the ratification of the application of the proportional performance model of revenue recognition when applied to milestones in research and development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance is effective for the Company for new arrangements entered into on or after January 1, 2011. This new guidance will not have a material effect on our financial statements upon adoption, since we have been historically recognizing milestone revenue consistent with this guidance.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentations.
C. Equipment

	December 31,
Equipment consists of (in thousands):	2010	2009

Laboratory equipment	$5,915	$6,262
Office equipment and leasehold improvements	3,731	3,639

	9,646	9,901
Accumulated depreciation	(8,691)	(9,052)

	$955	$849

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
D. Financial Instruments
Investments in Available-for-Sale Securities
Our available-for-sale securities typically include U.S. government obligations and corporate debt securities. As of December 31, 2010, approximately 85% of our investments were in U.S. government obligations, including government-backed agencies.
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active	Significant Other	Significant
	Balance as of	Markets for Identical	Observable Inputs	Unobservable
Description	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$13,076	$13,076	$—	$—
Fair value is based upon quoted market prices in active markets. We had no Level 2 or Level 3 assets at December 31, 2010. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels. There have been no such reclassifications.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
D. Financial Instruments, continued
The following is a summary of available-for-sale securities (in thousands) at December 31, 2010 and 2009, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
December 31, 2010:
U.S. government obligations, including government-backed agencies	$11,034	$—	$23	$11,057
Corporate debt securities	2,016	—	3	2,019

	$13,050	$—	$26	$13,076

December 31, 2009:
U.S. government obligations, including government-backed agencies	$12,613	$(12)	$52	$12,653
Corporate debt securities	2,531	—	31	2,562

	$15,144	$(12)	$83	$15,215

We had no realized gains or losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $26,000 and $71,000 as of December 31, 2010 and 2009, respectively.
The amortized cost of and estimated fair value of available-for-sale securities at December 31, 2010 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

	December 31, 2010
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$13,050	$13,076
Due after one year through two years	—	—

	$13,050	$13,076

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
D. Financial Instruments, continued
Financing Arrangements
We lease office and laboratory space under an operating lease and have options to renew the lease in annual increments through March 2013 at the initial rental rate, and we executed options to renew through March 2012. Also, we entered into a lease agreement for office and laboratory space for our Belgian subsidiary, which includes options to renew annually through December 2014, subject to adjustments based on an inflationary index, and the lease included an option to expand that was exercised in 2009. We executed an option to renew this lease through January 2012.
Aggregate rent expense was approximately $387,000, $337,000, and $314,000 in 2010, 2009 and 2008, respectively. The future annual minimum lease commitments at December 31, 2010 are approximately $390,000 for 2011, $93,000 for 2012 and $4,000 for 2013.
Our former lenders retain a right to receive a milestone payment of $2.25 million upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. No amounts have been recorded for the milestone in December 31, 2010, 2009 or 2008. In connection with our February 2011 equity offering, the lenders were entitled to a milestone payment under this obligation in the amount of $810,000, of which $202,500 was paid in cash in February 2011 and $607,500 was paid through the issuance of our common stock to the former lenders at $2.96 per share. We paid no interest during the years ended December 31, 2010 and 2009, and $76,000 during the year ended December 31, 2008.
E. Collaborations and Revenue Recognition
Pfizer
In December 2009, we entered into a collaboration with Pfizer to develop and commercialize MultiStem to treat inflammatory bowel disease (“IBD”) for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front license and technology access payment of $6.0 million from Pfizer and receive research funding and support. In addition, we are also eligible to receive milestone payments upon the successful achievement of certain development, regulatory and commercial milestones, for which we evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs. No revenue for milestones was recognized in 2010 or 2009.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
E. Collaborations and Revenue Recognition, continued
Pfizer, continued
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
We evaluated the facts and circumstances of the agreement and determined the Pfizer agreement had obligations constituting deliverables and concluded that it had multiple deliverables, including deliverables relating to the grant of a license and access to our technology, performance of research and development services, and performance of certain manufacturing services, and concluded that these deliverables should be combined into a single unit of accounting, and further concluded that our participation on a joint steering committee was primarily for governance—type activities and did not represent a substantive obligation or deliverable. We are recognizing the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which began in December 2009 and is estimated to be completed in 2012, and are recognizing manufacturing revenue beginning upon the culmination of the earnings process and amortizing it over the remainder of the performance period of the bundled unit of accounting. Prepaid license and technology access fee and prepaid research and development funding are recorded as deferred revenue and is amortized on a straight-line basis over the performance period.
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
We continue to jointly fund clinical development activities with Angiotech in accordance with our co-development collaboration. Our clinical costs are recorded net of Angiotech’s cost-share, which amounted to $628,000, $847,000 and $943,000 in 2010, 2009 and 2008, respectively. The amount due from Angiotech was $106,000 and $229,000 at December 31, 2010 and 2009, respectively, and is disclosed separately on the balance sheet.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
E. Collaborations and Revenue Recognition, continued
RTI Biologics, Inc.
In September 2010, we entered into an agreement with RTI, a provider of orthopedic and other biologic implants, under which we provided RTI a license to our Multipotent Adult Progenitor Cell (“MAPC”) technologies to enable RTI to develop and commercialize MAPC technology-based biologic implants exclusively for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we will receive a $5 million license fee in installments, of which $3.0 million is guaranteed and $2.0 million is contingent on future milestone events. The first $1.0 million of guaranteed fees was received at inception, with the remaining $2.0 million to be received in $1.0 million installments in each of December 2010 and March 2011. The December 2010 installment was received timely, and the final $1.0 million to be received in March 2011 is reflected in receivables on the balance sheet at December 2010. We are also eligible to receive milestone payments upon the successful achievement of certain development and commercial milestones. Included in these milestones are two $1.0 million license fee payments that are contingent on certain events. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which the underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies. No milestone or royalty revenue was recognized in 2010.
We evaluated the facts and circumstances and determined the RTI agreement had obligations constituting deliverables and concluded that it has multiple deliverables, including deliverables relating to the grant of a license to our technology and performance of research and development services, and concluded that these deliverables should be combined into a single unit of accounting. We recognize the license fee ratably on a straight-line basis over the estimated performance period, which began in September 2010 and is estimated to be completed in the fourth quarter of 2011.
F. Capitalization
At December 31, 2010, we had 100.0 million shares of common stock and 10.0 million shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2010.
We may issue shares of common stock to our former lenders and to Angiotech in connection with future milestones. Also, we entered into a license and sponsored research agreement in 2007 with an academic institution whereby, in addition to annual research funding, the institution may receive 1,345 shares of common stock on each of four anniversary dates.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
F. Capitalization, continued
The following shares of common stock were reserved for future issuance (in thousands):

	December 31
	2010	2009

Stock option plans	4,500	4,500
Warrants to purchase common stock — 2007 offering	4,976	4,976
Warrants to purchase common stock — Lenders	149	149

	9,625	9,625

In February 2011, we completed a registered direct offering with net proceeds of $11.8 million through the issuance of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination.
G. Stock-Based Compensation
We have two incentive plans that authorized an aggregate of 4,500,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards to qualified employees, directors and consultants.
As of December 31, 2010, a total of 193,063 shares were available for issuance under our equity compensation plans and options to purchase 4,308,013 shares of common stock were outstanding (including certain assumed options from 2007 covering 1,075 shares). We recognized $1,466,000, $2,808,000 and $1,856,000 of stock compensation expense in 2010, 2009 and 2008, respectively, which included approximately $264,000 in 2009 related to a change in estimate of our forfeiture rate. At December 31, 2010, total unrecognized estimated compensation cost related to unvested stock options was approximately $798,000, which is expected to be recognized by the end of 2014 using the straight-line method.
The weighted average fair value of option shares granted in 2010, 2009 and 2008 was $2.22, $2.04 and $2.00 per share, respectively. The total fair value of option shares vested in 2010, 2009 and 2008 was $1,835,000, $2,257,000 and $2,337,000, respectively. There is no aggregate intrinsic value of fully vested option shares and option shares expected to vest as of December 31, 2010 since the market value was less than the exercise price of the options at the end of the year.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
G. Stock-Based Compensation, continued
A summary of our stock option activity and related information is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Outstanding January 1, 2008	3,679,884	$5.24
Granted	218,000	3.36
Exercised	—	—
Forfeited / Terminated / Expired	(159,411)	6.64

Outstanding December 31, 2008	3,738,473	5.07
Granted	272,000	3.17
Exercised	—	—
Forfeited / Expired	(9,324)	8.26

Outstanding December 31, 2009	4,001,149	4.94
Granted	390,437	2.96
Exercised	—	—
Forfeited / Expired	(83,573)	6.39

Outstanding December 31, 2010	4,308,013	$4.73

Vested during 2010	680,570	$4.46
Vested and exercisable at December 31, 2010	3,921,601	$5.05

	December 31, 2010
	Options Outstanding			Options Vested and Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
	of	Contractual	Exercise	of	Contractual	Exercise
Exercise Price	Options	Life	Price	Options	Life	Price

$1.35 – 3.20	584,938	5.28	$2.59	234,317	4.62	$2.40

$4.00 – 4.99	137,000	6.89	$4.32	101,209	6.83	$4.34

$5.00 – 7.80	3,585,000	5.63	$5.07	3,585,000	5.63	$5.07

$90.66	1,075	2.39	$90.66	1,075	2.39	$90.66

	4,308,013			3,921,601

The weighted average contractual life of unvested options at December 31, 2010 was 5.84 years.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
H. Income Taxes
At December 31, 2010, we had net operating loss and research and development tax credit carryforwards of approximately $40,526,000 and $2,990,000, respectively, for income tax purposes. Such losses and credits may be used to reduce future taxable income and tax liabilities and will expire in 2030.
We have net operating loss carryforwards of approximately $7,626,000 (“Pre-Merger NOL”) that are limited for use under Section 382 of the Internal Revenue Code to an annual net operating loss carryforward of $464,000. The Pre-Merger NOL may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2012 and 2026.
Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009

Net operating loss carryforwards	$13,779	$9,892
Net operating loss carryforwards — Pre-Merger NOL	2,593	2,751
Research and development credit carryforwards	2,990	2,070
License fee	1,195	2,011
Compensation expense	2,715	2,432
Other	636	506

Total deferred tax assets	23,908	19,662
Valuation allowance for deferred tax assets	(23,908)	(19,662)

Net deferred tax assets	$—	$—

Because of our cumulative losses, the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2010.
I. Profit Sharing Plan and 401(k) Plan
We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We made no contributions to this plan for the three-year period ended December 31, 2010.

Athersys, Inc.
Notes to Consolidated Financial Statements, (continued)
J. Quarterly Financial Data (unaudited)
The following table presents quarterly data for the years ended December 31, 2010 and 2009, in thousands, except per share data:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$1,740	$1,871	$1,996	$3,332	$8,939
Net loss	$(2,561)	$(3,077)	$(3,688)	$(2,051)	$(11,377)

Basic and diluted net loss per common share	$(0.14)	$(0.16)	$(0.19)	$(0.11)	$(0.60)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Revenues	$370	$436	$484	$869	$2,159
Net loss	$(3,625)	$(3,347)	$(3,380)	$(5,014)	$(15,366)

Basic and diluted net loss per common share	$(0.19)	$(0.18)	$(0.18)	$(0.26)	$(0.81)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, these officers have concluded that as of December 31, 2010, our disclosure controls and procedures are effective.
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Changes in internal control: During the fourth quarter of 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 25, 2011, the Board of Directors of the Company, upon the recommendation of the Compensation Committee of the Board of Directors of the Company, approved a cash bonus incentive plan, or the Plan, for the year ended December 31, 2011 for the named executive officers of the Company. The Plan provides that each participant is eligible to earn a bonus during the award term of January 1, 2011 through December 31, 2011. The Plan provides for the following target bonus percentages of the named executive officer’s salary during the award term, weighted as set forth below on the achievement of specified corporate goals, with the remainder based on individual/functional performance. The corporate goals include advancing the Company’s clinical programs for MultiStem, executing against the established operating plan and capital acquisition objectives, and advancement of strategic partnership and program activities. There is no formally adopted plan document for the Plan.

	Target	Weighting on
Title	Bonus	Corporate Goals
Chief Executive Officer	40%	100%
President & Chief Operating Officer	33%	80%
Executive Vice President & Chief Scientific Officer	33%	80%
Sr. Vice President, Regenerative Medicine	30%	60%
Vice President of Finance	25%	60%
A summary of the plan is attached to this annual report on Form 10-K as Exhibit 10.41 and is hereby incorporated herein by reference thereto.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Athersys’ directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in Athersys’ Proxy Statement with respect to the 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, under the headings “Election of Directors” and “The Board of Directors and its Committees”. Information concerning executive officers is contained in Item 3A of Part I of this annual report on Form 10-K under the heading “Executive Officers of the Registrant.”

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.
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
The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2011 Proxy Statement under the heading “Executive Compensation”.
The compensation committee report is incorporated by reference to the information contained in the 2011 Proxy Statement under the heading “Compensation Committee Report”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the 2011 Proxy Statement under the heading “Beneficial Ownership of Common Stock”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2011 Proxy Statement under the heading “The Board of Directors and its Committees”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2010 and 2009 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2011 Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors”.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Athersys, Inc. are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for each of the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flow for each of the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
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

4.1		Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 28, 2011)
10.1	*
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

10.10	†
Athersys, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	†
Axthersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

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

Exhibit No.		Exhibit Description

10.41	†	Summary of Athersys, Inc. 2011 Cash Bonus Incentive Plan
10.42	*
Collaboration and License Agreement, dated as of December 18, 2009, by and between Athersys, Inc., ABT Holding Company, and Pfizer Inc. (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.43	*
Stand-by License Agreement, dated as of December 18, 2009, by and between Regents of the University of Minnesota, ABT Holding Company and Pfizer Inc. (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.44
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.45
Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.46	*
License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI Biologics, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2010)

10.47	†	Form of Incentive Stock Option Agreement
10.48	†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors
21		List of Subsidiaries
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 25, 2011.

ATHERSYS, INC.
By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gil Van Bokkelen Gil Van Bokkelen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 25, 2011

/s/ Laura K. Campbell Laura K. Campbell	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 25, 2011

* John J. Harrington	Executive Vice President, Chief Scientific Officer and Director	March 25, 2011

* Lorin J. Randall	Director	March 25, 2011

* George M. Milne, Jr.	Director	March 25, 2011

* Jack L. Wyszomierski	Director	March 25, 2011

* Lee Babiss	Director	March 25, 2011

* Ismail Kola	Director	March 25, 2011

*	Gil Van Bokkelen, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.		Exhibit Description

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

4.1		Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 28, 2011)
10.1	*
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

10.10	†
Athersys, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit No.		Exhibit Description

10.11	†
Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12
Loan and Security Agreement, and Supplement, dated as of November 2, 2004, by and among Athersys, Inc., Advanced Biotherapeutics, Inc., Venture Lending & Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on November 14, 2007)

10.13
Second Amendment to Loan and Security Agreement, dated as of October 30, 2007, by and among ABT Holding Company, Advanced Biotherapeutics, Inc., Venture Lending and Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on November 14, 2007)

10.14
Amendment to Loan and Security Agreement, dated as of September 29, 2006, by and among Athersys, Inc., Advanced Biotherapeutics, Inc., Venture Lending & Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

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

10.41	†	Summary of Athersys, Inc. 2011 Cash Bonus Incentive Plan
10.42	*
Collaboration and License Agreement, dated as of December 18, 2009, by and between Athersys, Inc., ABT Holding Company, and Pfizer Inc. (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.43	*
Stand-by License Agreement, dated as of December 18, 2009, by and between Regents of the University of Minnesota, ABT Holding Company and Pfizer Inc. (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.44
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.45
Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.46	*
License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI Biologics, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2010)

10.47	†	Form of Incentive Stock Option Agreement
10.48	†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors
21		List of Subsidiaries
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney
31.1		Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Laura Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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