Form 10-Q
period 2011-03-31
ATHERSYS, INC / NEW
filed 2011-05-06
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 1, 2011 was 23,502,581.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,627	$2,105
Available-for-sale securities	17,687	13,076
Accounts receivable	395	2,328
Receivable from Angiotech	83	106
Prepaid expenses and other	358	329

Total current assets	26,150	17,944

Equipment, net	957	955
Deposits and other	28	207

Total assets	$27,135	$19,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,674	$1,498
Accrued compensation and related benefits	395	580
Accrued clinical trial costs	222	207
Accrued expenses	1,382	1,012
Deferred revenue	4,891	5,541

Total current liabilities	8,564	8,838

Deferred revenue	575	1,263
Warrant liability	2,070	—

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, and 23,502,581 and 18,930,678 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	23	19
Additional paid-in capital	224,988	214,174
Accumulated other comprehensive income	59	26
Accumulated deficit	(209,144)	(205,214)

Total stockholders’ equity	15,926	9,005

Total liabilities and stockholders’ equity	$27,135	$19,106

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues
Contract revenue	$2,501	$1,395
Grant revenue	489	345

Total revenues	2,990	1,740

Costs and expenses
Research and development	4,588	2,822
General and administrative	1,219	1,437
Depreciation	60	75

Total costs and expenses	5,867	4,334

Loss from operations	(2,877)	(2,594)
Interest income, net	33	61
Other expense	(1,086)	(28)

Net loss	$(3,930)	$(2,561)

Basic and diluted net loss per common share	$(0.18)	$(0.14)
Weighted average shares outstanding, basic and diluted	21,874,735	18,929,333
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Operating activities
Net loss	$(3,930)	$(2,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60	75
Stock-based compensation	119	450
Issuance of common stock to former lenders	607	—
Change in fair value of warrant liability	275	—
Amortization of premium on available-for-sale debt securities	24	50
Changes in operating assets and liabilities:
Accounts receivable	1,933	164
Receivable from Angiotech	23	(15)
Prepaid expenses and other assets	48	(25)
Accounts payable and accrued expenses	376	(350)
Deferred revenue	(1,338)	(1,351)

Net cash used in operating activities	(1,803)	(3,563)

Investing activities
Purchase of available-for-sale securities	(6,500)	(6,068)
Maturities of available-for-sale securities	2,000	3,500
Purchases of equipment	(62)	(257)

Net cash used in investing activities	(4,562)	(2,825)

Financing activities
Proceeds from issuance of common stock and warrants, net of offering costs	11,887	—

Net cash provided by financing activities	11,887	—

Increase (decrease) in cash and cash equivalents	5,522	(6,388)
Cash and cash equivalents at beginning of the period	2,105	11,167

Cash and cash equivalents at end of the period	$7,627	$4,779

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three-Month Periods Ended March 31, 2011 and 2010
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
2. Recently Issued Accounting Standards
In September 2009, Accounting Standards Codification (“ASC”) 605-25, Multiple-Element Arrangements, was updated (Accounting Standards Update (“ASU”) No. 2009-13) related to revenue recognition for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, which will likely result in the requirement to separate more deliverables within an arrangement leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. The new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The new guidance was effective for us for new arrangements or modifications to existing arrangements entered into on or after January 1, 2011 and had no effect on our financial statements for the quarter ended March 31, 2011. The adoption of this new guidance may have the potential effect of less future revenue deferral for new collaborations and bundled units of accounting being accounted for as separate units than we have historically experienced.

In March 2010, ASC 605-28, Milestone Method of Revenue Recognition, was amended (ASU No. 2010-17) related to the ratification of the application of the proportional performance model of revenue recognition when applied to milestones in research and development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance was effective for us for new arrangements entered into on or after January 1, 2011. The adoption of this guidance had no effect on our financial statements, since we have been historically recognizing milestone revenue consistent with this guidance.
3. Net Loss per Share
Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding options and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:
1)	Outstanding stock options to purchase 4,311,701 and 4,026,149 shares of common stock for the three-month periods ended March 31, 2011 and 2010, respectively; and
2)	Warrants to purchase 6,435,496 and 5,125,496 shares of common stock for the three-month periods ended March 31, 2011 and 2010, respectively.
4. Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.
Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(3,930)	$(2,561)
Unrealized gain (loss) on available-for-sale securities	21	(13)
Proportionate share of comprehensive income for equity method investment	12	—

Comprehensive loss	$(3,897)	$(2,574)

5. Fair Value of Financial Instruments
Our available-for-sale securities include U.S. government obligations, corporate debt securities, a fixed income mutual fund, and a corporate equity security that we received in a settlement in 2003, for which the corporation completed an initial public offering in 2011. As of March 31, 2011, approximately 57% of our investments were in U.S. government obligations, including government-backed agencies, and 37% of our investments were in a fixed-income mutual fund.
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

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	March 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Available-for-sale securities	$17,687	$17,537	$150	$—

Warrant liability	$2,070	$—	$—	$2,070
Fair value is based upon quoted market prices in active markets for our level 1 investments and quoted market prices for similar assets for our level 2 investments. The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. The change in fair value of the warrants is estimated using the expected volatility based on the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization, using the Black-Scholes pricing model with the following inputs at March 31, 2011:

Exercise price	$3.55
Market value of stock at end of period	$2.84
Expected volatility	73.4%
Risk-free interest rate	2.2%
Expected life (in years)	4.84
The change in the fair value of the warrants for the period ending March 31, 2011 was an increase of approximately $275,000, representing expense during the period that is recorded in other expense.
We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between hierarchy levels.
The following is a summary of available-for-sale securities (in thousands) at March 31, 2011 and December 31, 2010, respectively:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
March 31, 2011:
U.S. government obligations, which included government-backed agencies	$10,017	$(1)	$17	$10,033
Corporate debt securities	1,009	—	2	1,011
Fixed income mutual fund	6,500	(7)	—	6,493
Corporate equity security	114	—	36	150

	$17,640	$(8)	$55	$17,687

December 31, 2010:
U.S. government obligations, which included government-backed agencies	$11,034	$—	$23	$11,057
Corporate debt securities	2,016	—	3	2,019

	$15,144	$—	$26	$13,076

We had no realized gains or losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When and if available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $47,000 and $26,000 as of March 31, 2011 and December 31, 2010, respectively.
The amortized cost of and estimated fair value of available-for-sale securities at March 31, 2011 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties. Although the investments are available-for-sale, it is our intention to hold the investments classified as long-term, if any, for more than a year from March 31, 2011.

	March 31, 2011
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$11,026	$11,044
Due after one year through two years	—	—
Mutual fund and an equity security	6,614	6,643

	$17,640	$17,687

6. Collaborative Arrangements and Revenue Recognition
Pfizer
In December 2009, we entered into a collaboration with Pfizer to develop and commercialize MultiStem to treat inflammatory bowel disease (“IBD”) for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front payment from Pfizer and receive research funding and support. In addition, we are also eligible to receive milestone payments upon the successful achievement of certain development, regulatory and commercial milestones, for which we evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs.
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

We evaluated the facts and circumstances of the agreement and determined the Pfizer agreement has multiple deliverables that should be combined into a single unit of accounting. We are recognizing the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which is estimated to be completed in 2012. Further, we are measuring manufacturing revenue beginning upon the culmination of the earnings process and recognizing it over the remainder of the performance period of the bundled unit of accounting. Prepaid license and technology access fee and prepaid research and development funding are recorded as deferred revenue and amortized on a straight-line basis over the performance period.
Angiotech
In our 2006 co-development collaboration with Angiotech to develop and commercialize MultiStem to treat acute myocardial infarction (“AMI”) for the worldwide market, we received initial equity investments and may also receive cash payments and an equity investment based on the successful achievement of specified clinical development and commercialization milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs. The parties jointly fund clinical development activity. We have primary responsibility for early clinical development and clinical manufacturing, and Angiotech will take the lead on pivotal and later clinical trials and commercialization. The parties will share net profits from the future sale of approved products.
We continue to jointly fund clinical development activities with Angiotech in accordance with our co-development collaboration, and $83,000 was due from Angiotech as of March 31, 2011. Our clinical costs for the three months ended March 31, 2011 and 2010 are reflected net of Angiotech’s cost-sharing amount of $(23,000) and $244,000, respectively. The cost share for the three months ended March 31, 2011 was $91,000, but is net of a $114,000 final write down as our prepetition claims for reimbursement were settled by the courts in connection with Angiotech’s bankruptcy proceedings. Angiotech assumed the collaboration agreement in the bankruptcy proceedings.
RTI Biologics, Inc.
In September 2010, we entered into an agreement with RTI, a provider of orthopedic and other biologic implants, under which we provided RTI a license to one of our technologies to enable RTI to develop and commercialize biologic implants exclusively for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we received $3.0 million of guaranteed license fee payments and are entitled to receive $2.0 million of license fee payments contingent on future milestone events. We are also eligible to receive milestone payments upon the successful achievement of certain development and commercial milestones, including the two $1.0 million contingent license fee payments mentioned above. We evaluated the nature of the events triggering these contingent license payments and concluded that these events are substantive and that revenue will be recognized in the period in which the underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies.
We evaluated the facts and circumstances and determined the RTI agreement has multiple deliverables that should be combined into a single unit of accounting. We recognize the $3.0 million guaranteed license fee ratably on a straight-line basis over the estimated performance period, which is estimated to be completed in the fourth quarter of 2011.
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

As of March 31, 2011, a total of 189,374 shares were available for issuance under our equity incentive plans and options to purchase 4,311,701 shares of common stock were outstanding (which includes options to purchase 1,075 shares of common stock related to our old option plans prior to our merger in June 2007). For the three-month period ended March 31, 2011, stock-based compensation expense was approximately $119,000. At March 31, 2011, total unrecognized estimated compensation cost related to unvested stock options was approximately $677,000, which is expected to be recognized by September 2014 using the straight-line method.
8. Issuance of Common Stock and Warrants
In February 2011, we completed a registered direct offering of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share, generating net proceeds of $11.9 million. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination.
In connection with the offering in February 2011, our former lenders were entitled to a milestone payment in the amount of $810,000, of which $202,500 was paid in cash and $607,500 was paid through the issuance of our common stock to the former lenders at $2.96 per share. This milestone payment is included in other expense in the consolidated statement of operations.
9. Warrant Liability
We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Registered common stock warrants that could require cash settlement are accounted for as liabilities. We classify these warrant liabilities on the consolidated balance sheet as a non-current liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes valuation model to value the warrant liability as its fair value. Changes in the fair market value of the warrant are reflected in the consolidated statement of operations as other income (expense).
The warrants we issued in the February 2011 registered direct offering contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to the fair value of the remaining unexercised portion of the warrant. Also, the warrants generally provide that, in the event the related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares, the holder may exercise the warrant on a cashless basis. However, the warrant agreements do not expressly state that a net cash settlement is prohibited. Therefore, even though a cashless exercise feature is available to the holder, generally accepted accounting principles establish that, in the absence of an express prohibition on net cash settlement, the warrants may be subject to cash settlement, as it is not within the absolute control of the issuer to provide freely-tradable shares in all circumstances. The applicable accounting principles expressly do not allow for an evaluation of the likelihood that such an event would result in a cash settlement.

The warrants issued in February 2011 have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at the date of issuance of $1,795,000, and $2,070,000 at March 31, 2011.
As of March 31, 2011, we had the following outstanding warrants to purchase shares of common stock:

Number of underlying shares	Exercise Price	Expiration
4,976,470	$6.00	June 8, 2012
149,026	$5.00	June 8, 2014
1,310,000	$3.55	February 2, 2016

6,435,496

10. Income Taxes
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
Overview and Recent Developments
We are a biopharmaceutical company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. Through the application of our proprietary technologies, we have established a pipeline of therapeutic product development programs in multiple disease areas. Our current product development portfolio includes MultiStem, a patented and proprietary stem cell product that we are developing as a treatment for multiple disease indications, and is currently being evaluated in clinical trials. In addition, we are developing novel pharmaceuticals to treat indications such as obesity, related metabolic conditions such as diabetes, and certain neurological conditions.
Current Programs
By applying our proprietary cell therapy platform, MultiStem, we have established therapeutic product development programs in the areas of treating cardiovascular disease, neurological conditions, inflammatory and immune system disorders, and certain other conditions. To date, we have advanced four programs to clinical development stage, including:
•	An ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of IBD. This study is being conducted with our partner, Pfizer. This trial began enrolling patients in February 2011;

•	A Phase I clinical study involving administration of MultiStem to patients that have suffered an AMI, more commonly referred to as a heart attack. We successfully completed patient enrollment for this study and announced initial results in 2010. We intend to initiate in 2011 with our partner, Angiotech, a Phase II study to evaluate the safety and efficacy of MultiStem administration to AMI patients;

•	An ongoing Phase I clinical study involving administration of MultiStem to patients suffering from leukemia or related conditions, in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at risk for serious complications, including graft-versus-host disease (GVHD), which is an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In January 2011, we announced that we had successfully completed enrollment for the single ascending dose portion of this clinical trial and expect to announce preliminary results in the second quarter of 2011. In addition, the multiple ascending dose portion of this study is ongoing; and

•	The FDA authorized us to conduct a clinical study to evaluate the safety of the administration of MultiStem to patients that have suffered an ischemic stroke. We are finalizing the planning and preparations of a study designed to enable us to evaluate both the safety and efficacy of MultiStem treatment, and plan to initiate and commence enrollment in this study in 2011.
In addition to our current and anticipated clinical development activities, we are also engaged in preclinical development and evaluation of MultiStem in other disease indications in the cardiovascular, neurological, inflammatory and immune disorder, and other areas. We conduct such work both through our own internal research efforts and through a broad network of collaborations we have established with investigators at leading research institutions across the United States and in Europe.

We are also engaged in the development of novel small molecule therapies to treat obesity and related metabolic conditions. We are conducting preclinical evaluation of novel compounds that we have developed and intend to select a clinical development candidate for this program in 2011.
We are also working with our collaborator, RTI, to develop products for biologic implants for certain orthopedic applications in the bone graft substitutes market using one of our technologies.
Financial
In February 2011, we completed a registered direct offering of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share, generating net proceeds of $11.9 million. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination.
We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $209 million at March 31, 2011. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private and public equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, and to acquire certain technologies and assets. We have also built drug development capabilities that have enabled us to advance product candidates into clinical trials. We have established strategic collaborations that have provided revenues and capabilities to help further advance our product candidates, and we have also built a substantial portfolio of intellectual property.
Results of Operations
Since our inception, our revenues have consisted of license fees, contract revenues and milestone payments from our collaborators, and grant proceeds primarily from federal and state grants. We have derived no revenue from the commercial sale of therapeutic products to date. Research and development expenses consist primarily of external clinical and preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our product and manufacture our product candidates. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. We expect to continue to incur substantial losses through at least the next several years.
The following tables set forth our revenues and expenses for the periods indicated and amounts are stated in thousands.
Revenues

	Three months ended
	March 31,
	2011	2010
Contract revenue	$2,501	$1,395
Grant revenue	489	345

	$2,990	$1,740

Research and development expenses

	Three months ended
	March 31,
Type of expense	2011	2010
Personnel costs	$1,185	$952
Research supplies	333	262
Facilities	256	219
Clinical and preclinical development costs	1,605	478
Sponsored research	436	205
Patent legal fees	416	301
Other	314	252
Stock-based compensation	43	153

	$4,588	$2,822

General and administrative expenses

	Three months ended
	March 31,
Type of expense	2011	2010
Personnel costs	$544	$480
Facilities	68	67
Legal and professional fees	263	282
Other	268	311
Stock-based compensation	76	297

	$1,219	$1,437

Three Months Ended March 31, 2011 and 2010
Revenues. Revenues increased to $3.0 million for the three months ended March 31, 2011 from $1.7 million in the comparable period in 2010. Contract revenue increased $1.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily as a result of our multi-element arrangements with Pfizer and RTI. We expect our contract revenues related to the Pfizer collaboration in 2011 and 2012 to reflect the amortization of a $6.0 million non-refundable up-front license fee, research and development funding, and the performance of manufacturing services over the estimated performance period, and expect our contract revenues related to the RTI collaboration to reflect the amortization of a $3.0 million license fee over the next few quarters aligned with the estimated performance period. Our contract revenues may also include license fees, milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology. Grant revenue increased $144,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to new grants that started late in 2010. Our grant revenues could fluctuate from period-to-period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $4.6 million for the three months ended March 31, 2011 from $2.8 million in the comparable period in 2010. The increase of approximately $1.8 million related primarily to an increase in clinical and preclinical development costs of $1.1 million, an increase in personnel costs of $233,000, an increase in sponsored research of $231,000, an increase in other research and development expenses of $170,000 and an increase in patent legal fee expense of $115,000 for the three months ended March 31, 2011 from the comparable period in 2010. These increases were partially offset by a decrease in stock-based compensation expense of $110,000 for the three months ended March 31, 2011 from the comparable period in 2010. The increase in personnel costs related to the addition of personnel in support of our preclinical and clinical programs over the past twelve months, combined with the accrual of a company-wide bonus pursuant to a Board-approved compensation plan. Sponsored research costs increased primarily due to an increase in grant-funded programs that require collaboration with certain academic research institutions. Patent legal fees increased related to international patent prosecution activities. The increase in clinical and preclinical development costs for the three months ended March 31, 2011 related primarily to increased manufacturing and process development costs, and costs associated with our MultiStem clinical trials. Our clinical costs for the three months ended March 31, 2011 and 2010 are reflected net of Angiotech’s cost-sharing amount of $(23,000) and $244,000, respectively. The cost share for the three months ended March 31, 2011 was $91,000, but is net of a $114,000 final write down as determined by the court in Angiotech’s bankruptcy proceedings. We expect our research and development expenses to increase in 2011, primarily due to increased MultiStem clinical trial and clinical manufacturing expenses. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased to $1.2 million for the three months ended March 31, 2011 from $1.4 million in the comparable period in 2010. The $218,000 decrease was due primarily to a decrease in stock-based compensation expense of $221,000 and a decrease in other expenses of $43,000, partially offset by an increase in personnel costs of $64,000 for the three months ended March 31, 2011 from the comparable period in 2010. The decrease in stock-based compensation expense related to a significant number of options becoming fully vested mid-2010. The increase in personnel costs related to the accrual of a Company-wide bonus pursuant to a Board approved compensation plan. We expect our general and administrative expenses to continue at similar levels during 2011.
Depreciation. Depreciation expense decreased to $60,000 for the three months ended March 31, 2011 from $75,000 in the comparable period in 2010, as more assets are becoming fully depreciated.
Interest Income, net. Interest income represents interest income earned on our cash and available-for-sale securities. Net interest income decreased to $33,000 for the three months ended March 31, 2011 from $61,000 for the comparable period in 2010 due to the decline in our investment balances as they are used to fund our operations. We expect our 2011 interest income to decline over the course of the year due to declining cash balances resulting from our ongoing and planned clinical and preclinical development, absent any new financings or business transactions.
Other Expense. Other expense includes foreign currency gains and losses, if any, related to our activities in Europe and certain contracts denominated in foreign currencies. Also included in other expense in 2011 is a milestone payment of $810,000 to our former lenders that was paid in connection with our February 2011 registered direct offering, 75% of which was settled in shares of common stock. Also, in February 2011, we issued warrants to purchase common stock that are classified as liabilities, with changes in market value reflected as either other income or expense. For the three months ended March 31, 2011, other expense of $275,000 was recorded from the increase in the warrant liability. Other expense increased to $1.1 million for the three months ended March 31, 2011 from $28,000 in the comparable period in 2010 as a result of these transactions.

Liquidity and Capital Resources
Our sources of liquidity include our cash balances and available-for-sale securities. At March 31, 2011, we had $7.6 million in cash and cash equivalents and $17.7 million in available-for-sale securities. We have primarily financed our operations through equity and debt financings. We conduct all of our operations through our wholly-owned subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
In February 2011, we completed a registered direct offering of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share, generating net proceeds of $11.9 million. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination.
Our former lenders have a right to receive a milestone payment of $1.44 million as of March 31, 2011, after taking into account a payment of $810,000 in conjunction with our February 2011 registered direct offering. Further payments will be made upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. In connection with the registered direct offering in February 2011, the former lenders were entitled to a milestone payment under this commitment in the amount of $810,000, of which $202,500 was paid in cash and $607,500 was paid through the issuance of our common stock at $2.96 per share in February 2011. The former lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised as of March 31, 2011.
Under the terms of our agreement with Pfizer, we receive research funding and support, and we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

In connection with our MultiStem collaboration with Angiotech, upon the successful achievement of specified clinical development and commercialization milestones, we may also receive up to $63.75 million of aggregate cash payments and $3.75 million from an additional equity investment, though there can be no assurance that we will achieve any milestones. No milestone payments have been received as of March 31, 2011. Under the terms of the collaboration, the parties are jointly funding clinical development activity, whereby preclinical costs are borne solely by us, costs for Phase I and Phase II clinical trials are borne 50% by us and 50% by Angiotech, costs for the first Phase III clinical trial will be borne 33% by us and 67% by Angiotech, and costs for any subsequent Phase III clinical trial will be borne 25% by us and 75% by Angiotech. We have lead responsibility for preclinical and early clinical development and manufacturing of the MultiStem product, and Angiotech has lead responsibility for later clinical trials and commercialization. Upon product commercialization, we will receive nearly half of the net profits from the sale of any jointly developed, approved products. In April 2011, the court approved Angiotech’s plan for recapitalization through its voluntary filing under the Companies’ Creditors Arrangement Act in Canada, under which our prepetition claims for reimbursement were settled resulting in a $114,000 loss. Although Angiotech has assumed the collaboration agreement in the bankruptcy proceedings, in the event that Angiotech fails to fund its ongoing obligations under the terms of the collaboration agreement, our net costs for subsequent AMI clinical trials would increase or alternative funding would be required for such clinical trials. However, under these circumstances, Angiotech would be deemed to have opted out of continued development, losing rights to such product candidate; or such failure could constitute a breach that would be the basis for termination of the collaboration agreement by Athersys.
Under the terms of our RTI agreement, we received $3.0 million of guaranteed license fee payments, of which $1.0 million was received in the first quarter of 2011, and are entitled to $2.0 million of license fee payments contingent on future events. We are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain development and commercial milestones, though there can be no assurance that we will achieve any milestones. No milestone payments have been received as of March 31, 2011. In addition, we will receive tiered royalties on worldwide commercial sales of implants using our technologies.
We will remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any milestones or royalties. As of March 31, 2011, we have received an aggregate amount of $2.0 million in milestone payments and $8.1 million in license fees since inception under the collaboration with Bristol-Myers Squibb.
Our available-for-sale securities typically include U.S. government obligations, corporate debt securities, fixed income mutual funds and corporate securities. As of March 31, 2011, approximately 57% of our investments were in U.S. government obligations, including government-backed agencies, and 37% of our investments were in a fixed income mutual fund. We have been investing conservatively due to the ongoing economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.
We will require substantial additional funding in order to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates. We expect to have available cash to fund our operations at least through mid-2012 based on our current business and operational plans and assuming no new financings or collaborations. Our capital requirements beyond that will depend on a number of factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, and the costs in filing and prosecuting patent applications and enforcing patent claims. Further, these requirements may change at any time due to technological advances or competition from other companies. We will continue to explore and consider new opportunities for funding our operations and activities through grants and business partnerships involving our technologies and product candidates, as well as selling equity securities and possibly borrowings from financial institutions. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail research and development efforts.

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
Net cash used in operating activities was $1.8 million for the three months ended March 31, 2011 and $3.6 million for the three months ended March 31, 2010, and represented the receipt of $1.5 million in license fees and milestone payments and the use of cash in funding preclinical and clinical product development activities. We expect that net cash used in operating activities will increase in 2011 in connection with increased research and development expenses of our MultiStem clinical trials and our Pfizer and Angiotech collaborations.
Net cash used in investing activities was $4.6 million for the three months ended March 31, 2011 and net cash provided by investing activities was $2.8 million for the three months ended March 31, 2010. The fluctuations from period-to-period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $62,000 and $257,000 in the first quarter of 2011 and 2010, respectively. We expect that our capital equipment expenditures will continue at similar levels in 2011 compared to 2010.
Net cash provided from financing activities was $11.9 million for the three months ended March 31, 2011 and $0 for the three months ended March 31, 2010, as a result of our February 2011 registered direct offering.
Investors in our February 2011 registered offering received five-year warrants to purchase an aggregate of 1,310,000 shares of common stock with an exercise price of $3.55 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at March 31, 2011.
Investors in our equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the June offering received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents for the June 2007 offering received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. Also, investors that participated in a bridge financing in 2006 received in the June 2007 offering five-year warrants to purchase an aggregate of 132,945 shares of common stock with an exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at March 31, 2011.
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

Recently Issued Accounting Standards
In September 2009, Accounting Standards Codification (“ASC”) 605-25, Multiple-Element Arrangements, was updated (Accounting Standards Update (“ASU”) No. 2009-13) related to revenue recognition for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing guidance, the first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, which will likely result in the requirement to separate more deliverables within an arrangement leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. The new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The new guidance was effective for us for new arrangements or modifications to existing arrangements entered into on or after January 1, 2011 and had no effect on our financial statements for the quarter ended March 31, 2011. The adoption of this new guidance may have the potential effect of less future revenue deferral for new collaborations than we have historically experienced.
In March 2010, ASC 605-28, Milestone Method of Revenue Recognition, was amended (ASU No. 2010-17) related to the ratification of the application of the proportional performance model of revenue recognition when applied to milestones in research and development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance was effective for us for new arrangements entered into on or after January 1, 2011. The adoption of this guidance had no effect on our financial statements, since we have been historically recognizing milestone revenue consistent with this guidance.
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

Other important factors to consider in evaluating our forward-looking statements include:
•	the possibility of delays in, adverse results of and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements, including Angiotech;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers; and

•	the success of our competitors and the emergence of new competitors.
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
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the U.S. government and its agencies, corporate debt securities, fixed income mutual funds, and a corporate security. As of March 31, 2011, approximately 57% of our investments were in U.S. government obligations, including government-backed agencies, and 37% of our investments were in a fixed income mutual fund. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At March 31, 2011, we had no borrowings outstanding.

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
Changes in internal control over financial reporting
During the first quarter of 2011, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 2, 2011, the Company issued 205,236 shares of its common stock to its former lenders pursuant to a 2004 loan agreement. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 because the issuance by the Company did not involve a public offering. The offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, the lenders had the necessary investment intent since they agreed to and received share certificates bearing a legend stating that such securities are restricted.

Item 6.	Exhibits.

Exhibit No.	Description

10.49	Form of Nonqualified Stock Option Agreement for Non-Employee Directors

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATHERSYS, INC.
Date: May 5, 2011	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Vice President of Finance (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.49	Form of Nonqualified Stock Option Agreement for Non-Employee Directors

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.