Form 10-Q
period 2011-09-30
ATHERSYS, INC / NEW
filed 2011-11-14
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of October 31, 2011 was 23,503,926.

ATHERSYS INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,539	$2,105
Available-for-sale securities	8,003	13,076
Accounts receivable	177	2,328
Receivable from Angiotech	160	106
Prepaid expenses and other	636	329

Total current assets	17,515	17,944

Equipment, net	1,318	955
Deposits and other	28	207

Total assets	$18,861	$19,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,087	$1,498
Accrued compensation and related benefits	466	580
Accrued clinical trial costs	865	207
Accrued expenses and other	798	1,012
Deferred revenue	2,966	5,541

Total current liabilities	7,182	8,838

Warrant liability	1,100	—
Deferred revenue	—	1,263

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized, and 23,503,926 and 18,930,678 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	23	19

Additional paid-in capital	225,228	214,174
Accumulated other comprehensive income	36	26
Accumulated deficit	(214,708)	(205,214)

Total stockholders’ equity	10,579	9,005

Total liabilities and stockholders’ equity	$18,861	$19,106

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Contract revenue	$2,071	$1,601	$6,712	$4,515
Grant revenue	283	395	1,067	1,092

Total revenues	2,354	1,996	7,779	5,607

Costs and expenses
Research and development	4,328	4,342	13,360	10,569
General and administrative	1,110	1,329	3,721	4,249
Depreciation	75	71	202	216

Total costs and expenses	5,513	5,742	17,283	15,034

Loss from operations	(3,159)	(3,746)	(9,504)	(9,427)
Interest income, net	9	47	75	165
Other income (expense), net	809	11	(65)	(64)

Net loss	$(2,341)	$(3,688)	$(9,494)	$(9,326)

Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.41)	$(0.49)
Weighted average shares outstanding, basic and diluted	23,502,932	18,929,640	22,966,047	18,929,436
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Operating activities
Net loss	$(9,494)	$(9,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	202	216
Realized gain on available-for-sale securities	(55)	—
Stock-based compensation	401	1,246
Issuance of common stock to former lenders	607	—
Change in fair value of warrant liability	(695)	—
Amortization of (discount) premium on available-for-sale securities and other	55	192
Changes in operating assets and liabilities:
Accounts receivable	2,151	(2,387)
Receivable from Angiotech	(54)	97
Prepaid expenses and other assets	(206)	20
Accounts payable and accrued expenses	919	793
Deferred revenue	(3,838)	1,157

Net cash used in operating activities	(10,007)	(7,992)

Investing activities
Purchase of available-for-sale securities	(12,508)	(8,834)
Maturities of available-for-sale securities	17,672	8,253
Purchase of equipment	(565)	(384)

Net cash provided by (used in) investing activities	4,599	(965)

Financing activities
Proceeds from issuance of common stock and warrants, net of offering costs	11,842	—

Net cash provided by financing activities	11,842	—

Increase (decrease) in cash and cash equivalents	6,434	(8,957)
Cash and cash equivalents at beginning of the period	2,105	11,167

Cash and cash equivalents at end of the period	$8,539	$2,210

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Nine-Month Periods Ended September 30, 2011 and 2010
1. Background and Basis of Presentation
We are a biopharmaceutical company engaged in the discovery and development of therapeutic products in one business segment. Our operations consist primarily of research and product development activities.
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
2. Recently Issued Accounting Standards
In September 2009, Accounting Standards Codification (“ASC”) 605-25, Multiple-Element Arrangements, was updated (Accounting Standards Update (“ASU”) No. 2009-13) related to revenue recognition for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing guidance, the first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, which will likely result in the requirement to separate more deliverables within an arrangement leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. The new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The new guidance was effective for us for new arrangements or modifications to existing arrangements entered into on or after January 1, 2011 and had no effect on our financial statements for the three and nine months ended September 30, 2011. The adoption of this new guidance may have the potential effect of less future revenue deferral for new collaborations than we have historically experienced.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Outstanding options	4,490,601	4,188,950	4,490,601	4,188,950

Restricted stock units	39,300	—	39,300	—

Outstanding warrants	6,435,496	5,125,496	6,435,496	5,125,496

	10,965,397	9,314,446	10,965,397	9,314,446

4. Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.
Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(2,341)	$(3,688)	$(9,494)	$(9,326)
Unrealized loss on available-for-sale securities	(5)	(5)	(26)	(24)
Proportionate share of comprehensive income for equity method investment	5	—	36	—

Comprehensive loss	$(2,341)	$(3,693)	$(9,484)	$(9,350)

5. Fair Value of Financial Instruments
Our available-for-sale securities are comprised of U.S. government obligations as of September 30, 2011.
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

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	September 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$8,003	$8,003	$—	$—

Warrant liability	$1,100	$—	$—	$1,100
Fair value is based upon quoted market prices in active markets for our level 1 investments. The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently adjusted to its fair value at each financial reporting date. The fair value of the warrants is estimated using the expected volatility based on the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization, using a Black-Scholes valuation model with the following inputs at September 30, 2011:

Exercise price	$3.55
Market value of stock at end of period	$1.76
Expected volatility	82.96%
Risk-free interest rate	0.98%
Expected life (in years)	4.34
A rollforward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Three months ended
September 30, 2011
Balance July 1, 2011	$1,873
Gain included in other (income) expense, net for the period	(773)

Balance September 30, 2011	$1,100

Nine months ended
September 30, 2011
Balance January 1, 2011	$0
Issuance of warrants February 2011	1,795

Gain included in other (income) expense, net for the period	(695)

Balance September 30, 2011	$1,100

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels.

The following is a summary of available-for-sale securities (in thousands) at September 30, 2011 and December 31, 2010, respectively:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
September 30, 2011:
U.S. government obligations, including government-backed agencies	$8,003	$—	$—	$8,003

December 31, 2010:
U.S. government obligations, which included government-backed agencies	$11,034	$—	$23	$11,057
Corporate debt securities	2,016	—	3	2,019

	$13,050	$—	$26	$13,076

We had $55,000 in realized gains during the three and nine months ended September 30, 2011 and no realized losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When and if available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $0 and $26,000 as of September 30, 2011 and December 31, 2010, respectively.
The amortized cost of and estimated fair value of available-for-sale securities at September 30, 2011 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

	September 30, 2011
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$8,003	$8,003

6. Collaborative Arrangements and Revenue Recognition
Pfizer Inc.
In December 2009, we entered into a collaboration with Pfizer Inc. (“Pfizer”) to develop and commercialize MultiStem to treat inflammatory bowel disease (“IBD”) for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front payment from Pfizer and receive research funding and support. In addition, we are eligible to receive milestone payments upon the successful achievement of certain development, regulatory and commercial milestones, for which we evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs.
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

We evaluated the facts and circumstances of the agreement and determined the Pfizer agreement has multiple deliverables that should be combined into a single unit of accounting. We recognize the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which is estimated to be completed in 2012. Further, we are measuring manufacturing revenue beginning upon the culmination of the earnings process and recognizing it over the remainder of the performance period of the bundled unit of accounting. Prepaid license and technology access fee and prepaid research and development funding are recorded as deferred revenue and are amortized on a straight-line basis over the performance period.
Angiotech Pharmaceuticals, Inc.
In 2006, we established a co-development partnership with Angiotech Pharmaceuticals, Inc. (“Angiotech”) to develop and commercialize MultiStem to treat certain cardiovascular diseases, such as acute myocardial infarction (“AMI”). As part of the collaboration, Angiotech made an equity investment and agreed to share in the costs of clinical development, and we were entitled to receive cash payments and an additional equity investment based on the successful achievement of specified clinical development and commercialization milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs. The parties jointly fund clinical development activity and would share net profits from the future sale of approved products.
We jointly fund clinical development activities with Angiotech in accordance with our co-development collaboration, and $160,000 was due from Angiotech as of September 30, 2011. Our clinical costs for the three months ended September 30, 2011 and 2010 are reflected net of Angiotech’s cost-sharing amount of $160,000 and $132,000, respectively, and our clinical costs for the nine months ended September 30, 2011 and 2010 are reflected net of Angiotech’s cost-sharing amount of $312,000 and $521,000, respectively. See Note 11 regarding termination of this collaboration in November 2011.
RTI Biologics, Inc.
In September 2010, we entered into an agreement with RTI Biologics, Inc. (“RTI”), a provider of orthopedic and other biologic implants, under which we provided RTI a license to our technologies to enable RTI to develop and commercialize biologic implants exclusively for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we received $3.0 million of guaranteed license fee payments and are entitled to receive $2.0 million of license fee payments contingent on future milestone events. We are also eligible to receive milestone payments upon the successful achievement of certain development and commercial milestones, including the $2.0 million contingent license fee payments mentioned above. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which the underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies.
We evaluated the facts and circumstances and determined that the RTI agreement has multiple deliverables that should be combined into a single unit of accounting. We recognize the $3.0 million guaranteed license fee ratably on a straight-line basis over the estimated performance period, which is estimated to be completed in the fourth quarter of 2011.
7. Stock-Based Compensation
Our equity incentive plans authorize an aggregate of 5,500,000 shares of common stock for awards to employees, directors and consultants. Our incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards.

As of September 30, 2011, a total of 971,174 shares were available for issuance under our equity compensation plans and stock-based awards to purchase 4,529,901 shares of common stock were outstanding (which includes options to purchase 1,075 shares of common stock related to our old option plans prior to our merger in June 2007). For the three-month periods ended September 30, 2011 and 2010, stock compensation expense was approximately $135,000 and $202,000, respectively. At September 30, 2011, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $931,000, which is expected to be recognized by the end of 2015 using the straight-line method.
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
In connection with the registered direct offering in February 2011, our former lenders were entitled to a milestone payment in the amount of $810,000, of which $202,500 was paid in cash and $607,500 was paid through the issuance of our common stock to the former lenders at $2.96 per share in February 2011. This milestone payment is included in other expense in the consolidated statement of operations.
In September 2011, we issued 1,345 shares of our common stock to Katholieke Universiteit Leuven as the last of four annual stock issuances pursuant to a license agreement.
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
The warrants issued in February 2011 have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain events as described above, and are recorded at a fair value of $1.1 million at September 30, 2011.

As of September 30, 2011, we had the following outstanding warrants to purchase shares of common stock:

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
11. Subsequent Events
In November 2011, we entered into a Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock through an equity purchase agreement over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of our common stock and will receive additional shares as compensation for the commitment. In connection with this initial investment, our former lenders were entitled to a milestone payment in the amount of $100,000, of which $25,000 was paid in cash and $75,000 was paid through the issuance of our common stock to the former lenders at our election in November 2011.
In November 2011, we reached an agreement with Angiotech to terminate the collaboration agreement and license between the parties, reflecting a change in Angiotech’s business and financial strategy. As a result of the termination, Athersys regained all rights for developing its stem cell technologies and products for cardiovascular disease indications, including acute myocardial infarction, congestive heart failure, chronic ischemia, and peripheral vascular disease, and Angiotech will no longer have any license rights or options with respect to Athersys’ technologies and products. Additionally, while Angiotech will retain its 1.9 million shares of Athersys common stock, Athersys will receive advance notice of Angiotech’s intention to sell these shares and the parties will cooperate in such sale. Angiotech will make its final payment of $160,000 in connection with collaboration activities through September 30, 2011, but will have no further obligations to Athersys. The receivable from Angiotech on the September 30, 2011 balance sheet reflects the amount to be collected. Though the termination will affect Athersys’ future costs of development for ongoing cardiovascular programs, such as AMI, it also removes a significant encumbrance affecting the Company’s business development opportunities with other pharmaceutical, biotechnology and medical products companies. In the case of a new AMI collaboration, Angiotech shall be entitled to a future payment from Athersys equal to a percentage of the upfront cash license fees we receive from the third-party partner, but shall be entitled to no other payments or residual economic participation, such as milestones, royalties and profit-sharing.

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
Overview and Recent Developments
We are a biopharmaceutical company that is an internationally regarded as a leader in the field of regenerative medicine. We have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple areas. Our current clinical development programs are focused on treating cardiovascular disease, neurological conditions, inflammatory & immune disorders, and other conditions. We are developing our lead platform product, MultiStem, a patented and proprietary allogeneic stem cell product that has been evaluated in two fully-enrolled Phase I clinical trials and is currently being evaluated in ongoing Phase II clinical trials. We are also engaged in the development of small molecule compounds with potential applications in indications such as obesity and other areas, including the treatment of certain neurological conditions, and for the modulation of stem cells or related applications in the regenerative medicine area.
Current Programs
By applying our proprietary cell therapy platform, MultiStem, we have established therapeutic product development programs in the areas of treating cardiovascular disease, neurological disease, and inflammatory & immune disorders. To date, we have advanced four programs to the clinical development stage:
•
Inflammatory Bowel Disease: MultiStem is being evaluated in an ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of IBD. This study was authorized by the FDA in November 2010 and is being conducted with our partner, Pfizer. This trial began enrolling patients in the study in February 2011 and is expected to enroll approximately 130 patients. Enrollment of this trial is expected to be completed in 2012.

•
Ischemic Stroke: We recently initiated Phase II clinical study to evaluate the administration of MultiStem to patients that have suffered an ischemic stroke, an area of significant unmet clinical need. In preclinical studies, administration of a single dose of MultiStem, even several days after a stroke, resulted in significant and durable improvements. We will evaluate the potential clinical benefits of MultiStem in this ongoing double blind, placebo controlled trial being conducted at leading stroke centers across the United States. The study is expected to include approximately 140 patients, and patient enrollment was initiated in the fall of 2011.

•
Acute Myocardial Infarction: We have evaluated the administration of MultiStem to patients that have suffered an AMI, more commonly referred to as a heart attack in a Phase I clinical study. In July 2010, we announced interim results for this study, demonstrating a consistent safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment and who received treatment after experiencing a heart attack. One year follow-up data suggested that the benefit observed was sustained over time. We are currently preparing for a Phase II study. In light of the termination of the Angiotech collaboration, we expect to review the study design, objectives and expected timelines to streamline the study where possible and to ensure optimal alignment with our ongoing clinical development, business development and financial objectives. This is expected to delay our Phase II study initiation.

•
Hematopoietic Stem Cell Transplant / GvHD: We are engaged in a clinical study of the administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell, or HSC, transplant. Such patients are at risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In May 2011, we released preliminary data from the single dose arm of the study, which demonstrated the safety of MultiStem in this indication and suggested that MultiStem may have a beneficial effect in reducing incidence and severity of GvHD. We recently completed enrollment of the repeat dose arm and expect to release additional data by early 2012.

In addition to our current and anticipated clinical development activities, we are engaged in preclinical development and evaluation of MultiStem in other disease indications in the cardiovascular, neurological, inflammatory & immune disorder areas. We conduct such work both through our own internal research efforts, and through a broad network of collaborations we have established with investigators at leading research institutions across the United States and in Europe.
We are also working with our collaborator, RTI Biologics, Inc., to develop products for certain orthopedic applications in the bone graft substitutes market using our stem cell technologies.
We are also engaged in the development of novel small molecule therapies to treat obesity and other conditions. Currently we are focused on the development of potent, highly selective compounds that act through stimulation of a specific receptor in the brain that controls appetite, the 5HT2c serotonin receptor. We are conducting preclinical evaluation of novel compounds that we have developed that exhibit outstanding receptor selectivity and are working towards the selection of a clinical development candidate for this program.
Financial
We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $215 million at September 30, 2011. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations, and to acquire certain technologies and assets.
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
As of September 30, 2011, we had approximately $16.5 million of cash, cash equivalents and investments available to fund continued operations, after expending approximately $10.0 million to fund operations over the last nine months and reflecting the fundraising activity earlier in the year. To fund our continued operations and create shareholder value through the advancement of clinical programs and otherwise, we intend to enter into additional development partnerships, secure additional grant funding, and take advantage of complementary traditional and alternative fundraising approaches.
During 2011, we were awarded grants aggregating approximately $800,000 for projects spanning over the next few years, including our alliance with Fast Forward, LLC, described herein. The sources of funding including federal, state, European and private organizations and are generally aimed at the advancement of our preclinical MultiStem programs and MultiStem process development.

In November 2011, we entered into a Common Stock Purchase Agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock through an equity purchase agreement over a two-year term, subject to our election to sell any such shares, and the terms and conditions set forth therein. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of our common stock at $1.50 per share, and will receive 266,667 additional shares as compensation for its commitment. In connection with this initial investment, our former lenders were entitled to a milestone payment in the amount of $100,000, of which $25,000 was paid in cash and $75,000 was paid through the issuance of our common stock to the former lenders at our election at $1.50 per share in November 2011.
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
The following tables set forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.
Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Contract revenue	$2,071	$1,601	$6,712	$4,515
Grant revenue	283	395	1,067	1,092

	$2,354	$1,996	$7,779	$5,607

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2011	2010	2011	2010
Personnel costs	$1,111	$1,030	$3,503	$2,996
Research supplies	324	326	983	912
Facilities	254	234	733	656
Clinical and preclinical development costs	1,481	1,729	4,559	3,043
Sponsored research	337	316	1,140	777
Patent legal fees	503	398	1,338	1,011
Other	280	226	952	700
Stock-based compensation	38	83	152	474

	$4,328	$4,342	$13,360	$10,569

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2011	2010	2011	2010
Personnel costs	$400	$481	$1,460	$1,457
Facilities	73	78	207	213
Legal and professional fees	218	344	787	817
Other	322	307	1,018	990
Stock-based compensation	97	119	249	772

	$1,110	$1,329	$3,721	$4,249

Three Months Ended September 30, 2011 and 2010
Revenues. Revenues increased to $2.4 million for the three months ended September 30, 2011 from $2.0 million in the comparable period in 2010. Our contract revenues reflect the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and the performance of manufacturing services over the estimated performance period, and the amortization of a $3.0 million guaranteed license fee over the estimated performance period from the RTI collaboration. Our contract revenues may also include license fees, milestone payments and royalties on compounds developed by Bristol-Myers Squibb using one of our technologies. Contract revenue increased $470,000 for this period primarily as a result of the impact of our arrangement with RTI to develop an orthopedic allograft product which was initiated in September 2010. Grant revenue decreased $112,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to the timing of expenditures that are reimbursed with grant proceeds. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses remained relatively consistent at $4.3 million for the three months ended September 30, 2011 and September 30, 2010. The overall slight decrease of $14,000 for the period related primarily to a decrease in clinical and preclinical development costs of $248,000 and decrease in stock compensation expense of $45,000. These decreases were partially offset by an increase of $105,000 in patent legal fees, an increase in personnel and facilities costs of $101,000 and an increase of $54,000 in other research expenses. The decrease in clinical and preclinical development costs for this period related primarily to costs associated with our MultiStem clinical trials, including decreased manufacturing and process development costs. Our clinical costs for the three months ended September 30, 2011 and 2010 are reflected net of Angiotech’s cost-sharing amount of $160,000 and $132,000, respectively. The increase in personnel costs and facilities costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs, combined with the impact of the accrual of a potential bonus in connection with our compensation plan. We expect our research and development expenses for the remainder of 2011 to increase due to increased MultiStem clinical trial and clinical manufacturing activities.
General and Administrative Expenses. General and administrative expenses decreased to $1.1 million for the three months ended September 30, 2011 from $1.3 million in the comparable period in 2010. The $219,000 decrease was due primarily to a decrease in legal and professional fees of $126,000, a decrease in personnel costs of $81,000 and a decrease in stock compensation expense of $22,000 during this period. We expect our general and administrative expenses to continue at similar levels for the remainder of 2011.
Depreciation. Depreciation expense remained relatively consistent at $75,000 for the three months ended September 30, 2011 compared to $71,000 in the comparable period in 2010.
Interest Income, net. Interest income represents interest earned on our cash and available-for-sale securities. Net interest income decreased to $9,000 for the three months ended September 30, 2011 from $47,000 for the comparable period in 2010 due to the decline in our investment balances as they are used to fund our operations. We expect our 2011 interest income to decline for the remainder of the year due to declining cash balances resulting from our ongoing and planned clinical and preclinical development, absent any new financings or business transactions.
Other Income (Expense), net. Other income (expense), net, includes foreign currency gains and losses related to our activities in Europe and any realized gains and losses on the sale of our assets. Also, in February 2011, we issued warrants to purchase common stock that are classified as liabilities, with changes in market value reflected as either other income or expense. For the three months ended September 30, 2011, other income of $773,000 was recorded related to the decrease in the warrant liability.
Nine Months Ended September 30, 2011 and 2010
Revenues. Revenues increased to $7.8 million for the nine months ended September 30, 2011 from $5.6 million in the comparable period in 2010. Our contract revenues reflect the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and the performance of manufacturing services over the estimated performance period, and the amortization of a $3.0 million guaranteed license fee over the estimated performance period from the RTI collaboration. Our contract revenues may also include license fees, milestone payments and royalties on compounds developed by Bristol-Myers Squibb using one of our technologies. Contract revenue increased $2.2 million for this period primarily as a result of the impact of our arrangement with RTI to develop an orthopedic allograft product which was initiated in September 2010, and our arrangement with Pfizer. Grant revenue decreased $25,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the timing of expenditures that are reimbursed with grant proceeds. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $13.4 million for the nine months ended September 30, 2011 from $10.6 million in the comparable period in 2010. The increase of approximately $2.8 million related primarily to an increase in clinical and preclinical development costs of $1.5 million, an increase in personnel costs of $507,000, an increase in sponsored research costs of $363,000, an increase in facilities and other research costs of $329,000, an increase in patent legal fees of $327,000 and an increase in research supply costs of $71,000 for the nine months ended September 30, 2011 from the comparable period in 2010. These increases were partially offset by a decrease in stock compensation expense of $322,000 for this period. The increase in clinical and preclinical development costs for the nine months ended September 30, 2011 from the comparable period in 2010 related primarily to costs associated with our MultiStem clinical trials, including increased manufacturing and process development costs. Our clinical costs for the nine months ended September 30, 2011 and 2010 are reflected net of Angiotech’s cost-sharing amount of $312,000 and $521,000, respectively. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs, combined with the impact of the accrual of a potential bonus in connection with our compensation plan. Sponsored research costs increased primarily due to an increase in grant-funded programs that require collaboration with certain academic research institutions. Patent legal fees increased related to international patent prosecution activities. We expect our research and development expenses for the remainder of 2011 to increase due to increased MultiStem clinical trial and clinical manufacturing activities.
General and Administrative Expenses. General and administrative expenses decreased to $3.7 million for the nine months ended September 30, 2011 from $4.2 million in the comparable period in 2010. The $528,000 decrease was due primarily to a decrease in stock compensation expense of $523,000 for this period. We expect our general and administrative expenses to continue at similar levels for the remainder of 2011.
Depreciation. Depreciation expense decreased to $202,000 for the nine months ended September 30, 2011 from $216,000 in the comparable period in 2010, as more assets are becoming fully depreciated.
Interest Income, net. Interest income represents interest earned on our cash and available-for-sale securities. Net interest income decreased to $75,000 for the nine months ended September 30, 2011 from $165,000 for the comparable period in 2010 due to the decline in our investment balances as they are used to fund our operations. We expect our 2011 interest income to decline for the remainder of the year due to declining cash balances resulting from our ongoing and planned clinical and preclinical development, absent any new financings or business transactions.
Other Income (Expense), net. Other income (expense), net, includes foreign currency gains and losses related to our activities in Europe and any realized gains and losses on the sale of our assets. Included in other expense in 2011 is a milestone payment of $810,000 to our former lenders that was paid in connection with our February 2011 registered direct offering, 75% of which was settled in shares of common stock. Also in February 2011, we issued warrants to purchase common stock that are classified as liabilities, with changes in market value reflected as either other income or expense. For the nine months ended September 30, 2011, net other income of $695,000 was recorded related to the decrease in the warrant liability.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances and available-for-sale securities. At September 30, 2011, we had $8.5 million in cash and cash equivalents and $8.0 million in available-for-sale securities. We have primarily financed our operations through equity and debt financings. We conduct all of our operations through our wholly-owned subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

In November 2011, we entered into a Common Stock Purchase Agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock through an equity purchase agreement over a two-year term, subject to our election to sell any such shares, and the terms and conditions set forth therein. Under the agreement, we have the right to sell shares, subject to certain volume limitations, priced at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of our common stock at $1.50 per share, and will receive 266,667 additional shares as compensation for the commitment. In connection with this initial investment, our former lenders were entitled to a milestone payment in the amount of $100,000, of which $25,000 was paid in cash and $75,000 was paid through the issuance of our common stock to the former lenders at our election at $1.50 per share in November 2011.
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
Our former lenders have a right to receive a milestone payment of $1.44 million as of September 30, 2011, after taking into account a payment of $810,000 in conjunction with our February 2011 registered direct offering. Further payments will be made upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. In connection with the registered direct offering in February 2011, the former lenders were entitled to a milestone payment under this commitment in the amount of $810,000, of which $202,500 was paid in cash and $607,500 was paid through the issuance of our common stock at $2.96 per share in February 2011. The former lenders also received warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised as of September 30, 2011.
Under the terms of our agreement with Pfizer, we receive research funding and support, and we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of September 30, 2011. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

In November 2011, we reached an agreement with Angiotech to terminate the collaboration agreement and license between the parties, reflecting a change in Angiotech’s business and financial strategy. As a result of the termination, Athersys will again own all rights for developing its stem cell technologies and products for cardiovascular disease indications, including acute myocardial infarction, congestive heart failure, chronic ischemia, and peripheral vascular disease, and Angiotech will no longer have any license rights or options with respect to Athersys’ technologies and products. Additionally, while Angiotech holds 1.9 million shares of Athersys common stock, Athersys will receive advance notice of Angiotech’s intention to sell these shares, and the parties will cooperate in such sale. Angiotech will make its final cost-sharing payment of $160,000 in connection with collaboration activities through September 30, 2011 and will have no further obligations to Athersys. Though the termination will affect Athersys’ future costs of development for ongoing cardiovascular programs, such as AMI, it significantly improves the Company’s ability to explore cardiovascular and more comprehensive collaborative development and commercialization arrangements with other pharmaceutical, biotechnology and medical products companies. In the case of a new AMI collaboration, Angiotech will be entitled to a future payment from Athersys equal to a percentage of cash license fee payments Athersys receives within the first six months from a third-party related to such AMI collaboration, and is not entitled to other downstream payments, such as milestone payments, royalties or any profit-sharing payments. The future payment, if any, will be either (i) 25% of third-party license fees if an AMI collaboration is established prior to the initiation of enrollment in a Phase II AMI clinical trial and within 12 months of the termination agreement, or (ii) 15% of third-party license fees if an AMI collaboration is established after the initiation of enrollment in a Phase II AMI clinical trial, but before Athersys has spent $5.0 million on the clinical trial, and within 24 months of the termination agreement, or (iii) 10% of third-party license fees up to a maximum of $5.0 million to Angiotech if an AMI collaboration is established after the initiation of enrollment in a Phase II AMI clinical trial, and after Athersys has spent $5.0 million on the clinical trial, and within 36 months of the termination agreement.
Under the terms of our RTI agreement, we received $3.0 million of guaranteed license fee payments and are entitled to an additional $2.0 million of license fee payments contingent on future events. We are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain development and commercial milestones, though there can be no assurance that we will achieve any milestones. None of these milestone payments have been received as of September 30, 2011. In addition, we will receive tiered royalties on worldwide commercial sales of implants using our technologies.
We will remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties. As of September 30, 2011, we have received an aggregate amount of $2.0 million in milestone payments and $8.6 million in license fees since the inception of our collaboration with Bristol-Myers Squibb.
Our available-for-sale securities consist of U.S. government obligations as of September 30, 2011. We have been investing conservatively due to the ongoing economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although these unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates. At September 30, 2011, we had available cash, cash equivalents and investments of $16.5 million. Assuming no new financings or collaborations and based on our current business and operational plans, we expect to have available cash to fund our operations into the third quarter of 2012. However, we expect to have access to additional capital through financing and business development opportunities, which we are actively exploring. We also have the ability to defer certain discretionary costs and stage certain development costs to extend our operational runway, if needed. We will continue to explore and consider new opportunities for funding our operations through grants and business partnerships involving our technologies and product candidates. Additionally, we expect to raise capital by accessing the capital markets through the sale of equity, including through our equity purchase agreement, and possibly new borrowings from financial institutions. Our capital requirements over time will depend on a number of factors, including scientific progress in our research and development programs, additional personnel costs, progress in preclinical testing and clinical trials, and the costs in filing and prosecuting patent applications and enforcing patent claims. Further, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms. Any shortfall in funding could result in our having to curtail research and development efforts.
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
Net cash used in operating activities was $10.0 million for the nine months ended September 30, 2011 and $8.0 million for the nine months ended September 30, 2010, and represented the use of cash in funding preclinical and clinical development activities. We expect that net cash used in operating activities will increase for the remainder of 2011 in connection with increased research and development expenses of our MultiStem clinical trials.
Net cash provided by investing activities was $4.6 million for the nine months ended September 30, 2011 and net cash used in investing activities was $1.0 million for the nine months ended September 30, 2010. The fluctuations from period to period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $565,000 and $384,000 for the first nine months of 2011 and 2010, respectively. We expect that our capital equipment expenditures will continue at similar levels in 2011 compared to 2010.
Net cash provided from financing activities was $11.8 million for the nine months ended September 30, 2011 and $0 for the nine months ended September 30, 2010 as a result of our February 2011 registered direct offering.
Investors in our February 2011 registered offering received five-year warrants to purchase an aggregate of 1,310,000 shares of common stock with an exercise price of $3.55 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at September 30, 2011.
Investors in our equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the June offering received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents for the June 2007 offering received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. Also, investors that participated in a bridge financing in 2006 received in the June 2007 offering five-year warrants to purchase an aggregate of 132,945 shares of common stock with an exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at September 30, 2011.
In October 2011, we entered into an alliance with Fast Forward, LLC, or Fast Forward, a nonprofit subsidiary of the National Multiple Sclerosis Society, pursuant to which Fast Forward will fund the development of MultiStem for the treatment of multiple sclerosis through the filing of an investigational new drug application. Fast Forward will commit up to $640,000 to fund the advancement of the program to clinical development stage. In return, upon successful achievement of certain development and commercialization milestones, we would remit certain milestone payments to Fast Forward.

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
Recently Issued Accounting Standards
In September 2009, Accounting Standards Codification, or ASC, 605-25, Multiple-Element Arrangements, was updated (Accounting Standards Update, or ASU, No. 2009-13) related to revenue recognition for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing guidance, the first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, which will likely result in the requirement to separate more deliverables within an arrangement leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. The new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The new guidance was effective for us for new arrangements or modifications to existing arrangements entered into on or after January 1, 2011 and had no effect on our financial statements for the three and nine months ended September 30, 2011. The adoption of this new guidance may have the potential effect of less future revenue deferral for new collaborations than we have historically experienced.
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
Other important factors to consider in evaluating our forward-looking statements include:
•	our ability to raise capital to fund our operations;

•	the possibility of delays in, adverse results of and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors; and

•	those risks set forth in Item 1A (Risk Factors), as found in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the U.S. government and its agencies, corporate debt securities, fixed income mutual funds, and a corporate security. As of September 30, 2011, all of our investments were in U.S. government obligations. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.
We enter into loan arrangements with financial institutions when needed and when available to us. At September 30, 2011, we had no borrowings outstanding.

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
Changes in internal control over financial reporting
During the third quarter of 2011, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On September 7, 2011, the Company issued 1,345 shares of its common stock to Katholieke Universiteit Leuven, or KUL, as the last of four annual stock issuances to KUL pursuant to a license agreement. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by the Company did not involve a public offering. The offering was not a “public offering” due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, KUL had the necessary investment intent since KUL agreed to and received share certificates bearing a legend stating that such securities are restricted.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Common Stock Purchase Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission File No. 001-33876) filed with the Commission on November 14, 2011).

10.2
Registration Rights Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission File No. 001-33876) filed with the Commission on November 14, 2011).

10.3
Termination Agreement, dated as of November 11, 2011, by and between ABT Holding Company and Angiotech Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Commission File No. 001-33876) filed with the Commission on November 14, 2011).

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

ATHERSYS, INC.
Date: November 14, 2011	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Vice President of Finance (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Common Stock Purchase Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission File No. 001-33876) filed with the Commission on November 14, 2011).

10.2
Registration Rights Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission File No. 001-33876) filed with the Commission on November 14, 2011).

10.3
Termination Agreement, dated as of November 11, 2011, by and between ABT Holding Company and Angiotech Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Commission File No. 001-33876) filed with the Commission on November 14, 2011).

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