Form 10-K
period 2011-12-31
ATHERSYS, INC / NEW
filed 2012-03-28
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-33876

Athersys, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4864095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3201 Carnegie Avenue, Cleveland, Ohio	44115-2634
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 431-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value at June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter, of shares of the registrant’s common stock (based upon the closing price per share of $2.71 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $58.5 million.

The registrant had 29,398,024 shares of common stock outstanding on March 20, 2012.

Documents Incorporated By Reference.

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement with respect to the 2012 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS.

We are an international biopharmaceutical company that is focused in the field of regenerative medicine. We are committed to the discovery and development of best-in-class therapies designed to extend and enhance the quality of human life and have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple disease areas. We are developing our lead platform product, MultiStem®, a patented and proprietary allogeneic stem cell product that has been evaluated in two completed Phase I clinical trials and is currently being evaluated in two ongoing Phase II clinical trials. Our current clinical development programs are focused on treating inflammatory & immune disorders, neurological conditions, cardiovascular disease, and other conditions. These represent major areas of clinical need, as well as substantial commercial opportunities.

We believe MultiStem represents a breakthrough in the field of regenerative medicine and stem cell therapy and could be used to treat a range of disease indications. MultiStem is a patented and proprietary product that has demonstrated the ability to enhance tissue repair and healing in multiple ways, including reducing inflammatory damage, protecting tissue that is at risk following acute or ischemic injury, and promoting formation of new blood vessels in regions of ischemic injury. The MultiStem cells appear to be responsive to their environment, homing to sites of injury and active disease response and producing proteins that may provide benefit in acute or chronic conditions. In contrast to traditional pharmaceutical products or biologics that are capable of acting through a single biological mechanism of action, the MultiStem product can enhance healing and tissue repair through multiple distinct mechanisms in parallel, by producing multiple therapeutic factors and dynamically responding to the needs of the body – resulting in a more effective therapeutic response.

The MultiStem product is unique because, unlike other approaches to regenerative medicine, it can be manufactured on a large scale, may be administered in an “off-the-shelf” manner with minimal processing, can augment healing in multiple ways (and in ways that other cell therapy approaches do not appear to be capable of). Additionally, the MultiStem product has demonstrated a consistent safety profile in both preclinical and clinical studies. Like drugs and biologics, the product is cleared from the body over time, enhancing product safety relative to other types of stem cell therapy. Even so, the therapeutic effects of treatment with MultiStem cells appear to be durable.

We believe the therapeutic and commercial potential for MultiStem is very broad, applying to many areas of significant unmet medical need. We are pursuing opportunities in several potential multi-billion dollar markets. While traditional pharmaceuticals or biologic therapies typically may be used to treat only a single disease or narrowly defined set of related conditions, MultiStem appears to have far broader potential and could be developed in different concentrations and with different delivery modalities to efficiently treat a range of disease indications.

Working with an international network of leading investigators and prominent research and clinical institutions, we have already evaluated the use of MultiStem as a potential treatment for a range of disease indications. Working collaboratively, and through our own internal efforts, we have explored the potential for MultiStem to be used in acute and chronic forms of cardiovascular disease, neurological conditions, inflammatory & immune disease, certain pulmonary conditions, and other areas.

To date, we have successfully advanced MultiStem product candidates into five clinical stage programs, each of which addresses a significant area of medical need, and represents a large commercial market opportunity. MultiStem has been evaluated in two completed clinical trials, one exploring the potential to treat patients that have suffered a heart attack and the other evaluating the potential to provide supportive care and reduce graft versus host disease, or GvHD, as well as other complications in patients being treated for leukemia or related conditions. MultiStem is also being evaluated in two additional ongoing clinical programs in the inflammatory & immune disease and neurological areas. In one study, which is being conducted with our partner Pfizer Inc., or Pfizer, MultiStem is being administered to patients with inflammatory bowel disease, or IBD. In another ongoing study, we are evaluating the potential to treat patients that have suffered neurological damage from a stroke. In addition, a leading clinical center in Europe, which is also a research collaborator, has recently received authorization to conduct an initial clinical trial evaluating administration of MultiStem in patients that have received a solid organ transplant.

In addition to our MultiStem programs, we have applied our pharmaceutical discovery capabilities to identify and develop novel pharmaceuticals to treat obesity, related metabolic conditions such as diabetes, and certain neurological indications, and small molecule compounds that may be used to enhance the production or therapeutic effectiveness of MultiStem or related products, increase the product’s biological potency for certain indications and lead to second or third generation products in the regenerative medicine area.

We were incorporated in Delaware on October 24, 1995. On June 8, 2007, we merged with a wholly owned subsidiary of BTHC VI, Inc., a Delaware corporation, and, on August 31, 2007, BTHC VI, Inc. changed its name to Athersys, Inc.

Recent Developments

In March 2012, we completed a private placement financing, generating net proceeds of approximately $8.0 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination.

In November 2011, we entered into a purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and the terms and conditions set forth therein. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 200,000 shares to Aspire Capital at an average price of $1.85 per share.

Business Strategy

Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our strategy are outlined below.

•

Efficiently conduct clinical development to establish clinical proof of concept and biological activity with our lead product candidates. MultiStem represents a novel therapeutic modality for the treatment of cardiovascular disease, neurological conditions, and inflammatory & immune system disorders, as well as in other areas. MultiStem may be administered like other biologics, intravenously, via catheter, or by intravenous injection. The cells appear to be responsive to their environment, homing to sites of injury and active disease response and producing proteins that may provide benefit in acute or chronic conditions. Additionally, MultiStem cell therapy may deliver therapeutic benefit through multiple mechanisms of action, including reducing inflammatory damage, protecting tissue that is at risk following acute or ischemic injury, and promoting formation of new blood vessels in regions of ischemic injury. We are conducting clinical development in a number of clinical studies with the intent to establish proof of concept and/or proof of biological activity in a number of important disease areas where the cell therapies would be expected to have benefit – inflammatory & immune system dysfunctions, neurological conditions and cardiovascular disease. Our focus is on conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas. Further, the quality of our regulatory submissions and our transparency with the U.S. Food and Drug Administration, or FDA, have resulted in a successful regulatory partnership that has helped to advance our programs efficiently.

•

Advance the development of the MultiStem therapeutic modality and supporting capabilities. A key aspect of the MultiStem cells is their substantial expansion capacity ex vivo relative to other cell types. This enables large scale production of the MultiStem products, which drives product consistency, specificity and cost of goods advantages over other cell therapies. We plan to build on this intrinsic biological advantage by further optimizing our current production approaches, further developing new manufacturing approaches including our bioreactor platform, and optimizing the plant to bedside supply chain to support late stage development and commercialization. Additionally, we will continue to refine our understanding of our products’ activities and mechanisms of action to enable optimization of administration and dosing and to prepare the foundation for product enhancements and next generation opportunities.

•

Enter into licensing or product co-development arrangements in certain areas, while out-licensing opportunities in non-core areas. In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities. We have entered into licensing and product co-development arrangements with qualified commercial partners to achieve these objectives. We anticipate that this strategy will help us to develop a portfolio of high quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies. Over the past decade, we have entered into technology licensing arrangements and established product commercialization and co-development partnerships with companies such as Pfizer, Angiotech Pharmaceuticals, Inc., or Angiotech, Bristol-Myers Squibb, Johnson & Johnson Research Development Institute, or Johnson & Johnson, Wyeth Pharmaceuticals, Inc., or Wyeth, and RTI Biologics, Inc., or RTI. These partnerships generate revenue and provide capital that allows us to advance certain programs further in development.

•

Efficiently explore new high potential therapeutic applications, leveraging third-party research collaborations and our results from related areas. Our product candidates have shown promise in multiple disease areas, including in treating inflammatory & immune disorders, neurological conditions, cardiovascular disease, and other areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs. In order to achieve this goal, over the past decade, we have established collaborative research relationships with investigators from many leading research and clinical institutions across the United States and Europe, including the Cleveland Clinic, University of Minnesota, the Medical College of Georgia, the University of Oregon Health Sciences Center, the University of Texas Health Science Center at Houston, and the Katholieke Universiteit Leuven, or KUL, and we have studied MultiStem in a range of preclinical models that reflect various types of human disease or injury in the cardiovascular, neurological, and immunological areas. These collaborative relationships have enabled us to cost effectively explore where MultiStem may have therapeutic relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we have shown that we can leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development where generally each program is separately developed.

•

Continue to expand our intellectual property portfolio. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem and other opportunities.

Our Current Programs

By applying our proprietary cell therapy platform, MultiStem, we have established therapeutic product development programs treating inflammatory & immune disorders, neurological conditions, cardiovascular disease, and other conditions. To date, we have advanced five programs to the clinical development stage, including the following:

• Inflammatory Bowel Disease: MultiStem is being evaluated in an ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of IBD. This study is being conducted with our partner, Pfizer. This trial began enrolling patients in February 2011 and is expected to enroll approximately 130 patients. Enrollment of this trial is expected to be completed late in 2012.

• Ischemic Stroke: We recently initiated a Phase II clinical study to evaluate the administration of MultiStem to patients that have suffered an ischemic stroke, an area of significant unmet clinical need. In preclinical studies, administration of a single dose of MultiStem, even several days after a stroke, resulted in significant and durable improvements. We will evaluate the potential clinical benefits of MultiStem in this ongoing double blind, placebo controlled trial being conducted at leading stroke centers across the United States. The study is expected to include approximately 140 patients, and patient enrollment was initiated late in 2011 and is ongoing.

• Acute Myocardial Infarction: We have evaluated the administration of MultiStem in a Phase I clinical study to patients that have suffered an acute myocardial infarction, or AMI, more commonly referred to as a heart attack. In July 2010, we announced preliminary results for this study, demonstrating a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment and who received treatment after experiencing a heart attack, and this study has been completed. One-year follow-up data suggested that the benefit observed was sustained over time. We are currently planning for Phase II, which has been discussed with the FDA. In light of the recent termination of our license and collaboration agreement with Angiotech late in 2011, we are reviewing the study design, objectives and expected timelines to streamline the study where possible and to ensure optimal alignment with our ongoing clinical development, business development and financial objectives.

• Hematopoietic Stem Cell Transplant / GvHD: We have completed a Phase I clinical study of the administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell, or HSC, transplant. Such patients are at risk for serious complications, including GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In 2011 and in February 2012, we released preliminary data from the study, which demonstrated the safety of MultiStem in this indication and suggested that MultiStem may have a beneficial effect in reducing incidence and severity of GvHD, as well as other benefits. This program has been assigned orphan drug designation from the FDA. We intend to meet with the FDA in the spring of 2012 to discuss potential options for additional clinical development in this area.

We are also collaborating with a leading clinical center in Europe that has recently obtained authorization to initiate an institutional sponsored clinical trial involving administration of MultiStem to liver transplant patients.

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

We are also engaged in the development of novel small molecule therapies to treat obesity and other conditions. Currently, we are focused on the development of potent, highly selective compounds that act through stimulation of a specific receptor in the brain that controls appetite, the 5HT2c serotonin receptor. We are conducting preclinical evaluation of novel compounds that we have developed that exhibit outstanding receptor selectivity and are working towards the selection of a clinical development candidate for this program.

Regenerative Medicine Programs

MultiStem — A Novel Therapeutic Modality

We are developing a proprietary non-embryonic, allogeneic stem cell product candidate, MultiStem, that we believe has potential utility for treating a broad range of diseases and could have widespread application in the field of clinical regenerative medicine. Unlike traditional bone marrow transplants or other stem cell therapies, MultiStem may be manufactured on a large scale and may be administered without tissue matching or the need for immune suppression, analogous to type O blood. Potential applications of MultiStem include the treatment of cardiovascular disease, neurological disease or injury and conditions involving the immune system, including autoimmune disease and other conditions. We believe that MultiStem represents a significant advancement in the field of stem cell therapy and could have broad clinical application. We currently have open Investigational New Drug applications, or INDs, for the study of MultiStem in distinct clinical indications, and a collaborating institution recently obtained authorization in Europe to initiate a clinical program through an investigator sponsored clinical trial application.

MultiStem is a patented biologic product that is manufactured from human stem cells obtained from adult bone marrow. The product consists of a special class of human stem cells that have the ability to express a range of therapeutically relevant proteins and other factors, as well as form multiple cell types. Factors expressed by MultiStem have the potential to deliver a therapeutic benefit in several ways, such as the reduction of inflammation, regulation of immune system function, protection of damaged or injured tissue, the formation of new blood vessels in regions of ischemic injury and augmenting tissue repair and healing in other ways. Like drugs, these cells may be stored for an extended period of time (in frozen form) and used off-the-shelf. Following administration, the cells have been shown to express multiple therapeutically relevant proteins and are subsequently cleared from the body over time.

The therapeutic benefit of bone marrow transplantation has been recognized for decades, and its clinical use has grown since Congress passed the National Organ Transplant Act in 1984 and the National Marrow Donor Registry was established in 1990. However, widespread bone marrow or stem cell transplantation has yet to become a reality. Some of the limitations that have prevented broader clinical application of bone marrow or stem cell transplantation include the requirement for tissue matching between donor and recipient, the typical need for one donor for each patient (a reflection of the inability to expand cells in a controlled and reproducible manner), frequent use of immune suppressive drugs to avoid rejection or immune system complications, the inability to efficiently produce significant quantities of stem cells and a range of potential safety issues.

A stem cell therapy that has the potential to address the challenges mentioned above could represent a breakthrough in the field of regenerative medicine, since it could greatly expand the clinical application of stem cell therapy or other forms of regenerative medicine. In 2003, we acquired technology originally developed at the University of Minnesota related to a novel stem cell, the Multipotent Adult Progenitor Cell, or MAPC, that may be isolated from adult bone marrow as well as other nonembryonic tissues. Over the past several years, we have further developed this technology and the manufacturing of these cells for use in ongoing clinical trials. Our current product platform is MultiStem. During several years of preclinical work, MultiStem has demonstrated the potential to address many of the fundamental limitations observed with traditional bone marrow or hematopoietic stem cell transplants.

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

MultiStem allows us to pursue multiple high value commercial opportunities from a single product platform, because, based upon work that we and independent collaborators have conducted over the past several years, we believe that MultiStem has the potential to treat a range of distinct disease indications, including ischemic injury and cardiovascular disease, certain neurological diseases, autoimmune disease, transplant support (including in oncology patients and solid organ transplant areas), and a range of orphan disease indications. As a result, we believe we will be able to leverage our foundation of safety and efficacy data to add clinical indications efficiently, enabling us to reduce development costs and timelines substantially.

MultiStem for Treating Cardiovascular Disease, Immune System Disorders, and Neurological Conditions

Healthcare represents a significant part of the global economy. In the United States, it represented approximately 16% of all economic activity as of December 31, 2010, or about $2.34 trillion dollars annually. However, the United States, along with many other nations, is experiencing an unprecedented demographic shift that is resulting in a significantly expanded population of older individuals. According to United States Census data, in the next few years there will be a dramatic increase in the number of individuals over the age of 65, as this segment of the population increases from 40.2 million individuals in 2010 to more than 72 million people in 2030, representing an increase of approximately 80%. The aging of the population will create enormous financial pressure on the healthcare system in the United States and other countries around the world, resulting in significant clinical challenges, but also resulting in substantial commercial opportunities.

Data from the National Center for Health Statistics shows that as people get older, they are more susceptible to a variety of age related conditions, including heart disease, stroke, certain forms of cancer, diabetes, progressive neurological disorders, various chronic inflammatory & immune conditions, renal disease and a range of others. As a consequence, as people get older they spend far more on healthcare – on average they spend three to seven times more on healthcare annually at age 65 than when they are young and healthy. According to the Alliance for Aging Research, 83% of healthcare spending is associated with chronic conditions, and 62% of healthcare spending is associated with multiple chronic conditions. Traditional medical approaches have failed to adequately address this problem.

Working with independent investigators at a number of leading institutions, such as the Cleveland Clinic, University of Minnesota, the National Institutes of Health, the Medical College of Georgia, the University of Oregon Health Sciences Center and KUL, we have studied MultiStem in a range of preclinical models that reflect various types of human disease or injury in the cardiovascular, neurological, and immunological areas. To date, we have published research results illustrating the potential benefits of MultiStem in a range of indications including myocardial infarction, vascular disease, ischemic stroke, traumatic brain injury, or TBI, brain damage due to restricted blood flow in newborns, spinal cord injury, and bone marrow transplant support/GvHD. In addition, we have explored and intend to further explore, the potential application of MultiStem in the treatment of a range of other conditions, including other forms of cardiovascular disease, neurological conditions, and immune related disorders.

As stated above, we have consistently observed that MultiStem is safe and effective in animal models. As a result, we have advanced MultiStem to clinical development stage in four clinical indications or disease areas: treatment of IBD (initially focused on ulcerative colitis); support in the hematologic malignancy setting to reduce certain complications associated with traditional bone marrow or HSC transplantation; treatment for stroke caused by a blockage of blood flow in the brain; and treatment of damage caused by myocardial infarction.

We may expand to other clinical indication areas as results warrant and resources permit.

Immunological Disorders — MultiStem for IBD and HSC Transplant Support

Inflammatory & immune disorders also represent a significant burden to society. There are over 80 recognized autoimmune disorders, which are conditions caused by an acute or chronic imbalance in the immune system. In these conditions, cells of the immune system begin to attack certain tissues or organs in the body, resulting in tissue damage and loss of function. Some inflammatory & immune conditions are associated with aging related conditions (e.g., rheumatoid arthritis), but some are due to other causes that may be genetic, environmental or a combination of both (e.g., Type 1 diabetes, IBD). Still other conditions may reflect complications associated with the treatment of other conditions (e.g., GvHD, a frequent complication associated with treating leukemia or related blood-borne cancers). Each of these conditions shares certain biological characteristics, in that the immune system imbalance results from the inappropriate activation of certain populations of immune cells results in significant tissue damage and destruction. This immune imbalance may result in a complex cascade of inflammation that can result in pain, progressive tissue deterioration and loss of function. While currently available immunomodulatory drugs have proven to be effective for many patients, they have failed to adequately address the needs of many other patients that suffer from inflammatory & immune disorders.

In multiple studies, MultiStem has shown potent immunomodulatory properties, including the ability to reduce active inflammation through various modes of action, and restore immune system imbalance. Accordingly, we believe that MultiStem could have broad application in the area of treating immune system disorders, including certain autoimmune diseases and other conditions, including GvHD, which is a frequent immunological complication associated with bone marrow or HSC transplantation. In 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MultiStem for the treatment of IBD for the worldwide market. IBD is a group of inflammatory and autoimmune conditions that affect the colon and small intestine, typically resulting in severe abdominal pain, weight loss, vomiting and diarrhea. The most common forms of the disease include ulcerative colitis and Crohn’s disease, which are estimated to affect nearly 2.4 million people in the United States, five major European markets (United Kingdom, Germany, France, Italy and Spain) and Japan. Chronic IBD can be a severely debilitating condition, and advanced cases may require surgery to remove the affected region of the bowel, and may also require temporary or permanent colostomy or ileostomy. In many cases, surgery does not achieve a permanent cure, and patients suffer a return of the disease. Enrollment commenced in February 2011 in our Phase II clinical study being conducted with our partner, Pfizer, to administer MultiStem to patients suffering from ulcerative colitis.

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

Working with leading experts in the stem cell and bone marrow transplantation field, we have studied MultiStem in animal models of radiation therapy and GvHD. In multiple animal models, MultiStem has been shown to be non-immunogenic, even when administered without the genetic matching that is typically required for conventional bone marrow or stem cell transplantation. Furthermore, in animal model systems testing immune reactivity of T-cells against unrelated donor tissue, MultiStem has been shown to suppress the T-cell-mediated immune responses that are an important factor in causing GvHD. MultiStem-treated animals also displayed a significant increase in survival relative to controls. As a result, we believe that the administration of MultiStem in conjunction with or following standard HSC transplantation may have the potential to reduce the incidence or severity of complications and may enhance gastrointestinal function, which is frequently compromised as a result of radiation treatment or chemotherapy.

We completed a Phase I clinical trial examining the safety and tolerability of a single dose or repeat dosing of MultiStem product administered intravenously to patients receiving a bone marrow or hematopoietic stem cell transplant related to their treatment for hematologic malignancy. The trial was an open label, multicenter trial that involved leading experts in the field of bone marrow transplantation. In February 2012, we announced the top-line results from the trial. We observed a consistent safety profile in both the single and multiple dose arms of the study, and at all dose levels tested. Although the trial was not specifically designed to demonstrate efficacy, we also observed clinically meaningful improvement in important clinical parameters relative to historical clinical experience, including reduced incidence and severity of acute GvHD, improved relapse free survival, no graft failures, and enhanced engraftment rates relative to other forms of treatment.

In September 2010, we announced that we had been granted orphan drug designation by the FDA for MultiStem in the prevention of GvHD. We intend to meet with the FDA in the spring of 2012 to review the results from the Phase I trial and discuss plans for the next phase of clinical development, which could include a Phase II/III study of MultiStem for GvHD prophylaxis and HSCT support.

Neurological Disease — MultiStem for Ischemic Stroke

Another focus of our regenerative medicine program is the use of MultiStem for the treatment of neurological injury as a result of acute or chronic conditions. Neurological injury and disease represents an area of significant unmet medical need, a major burden on the healthcare system, and also represents a huge commercial opportunity.

Many neurological conditions require extensive long term therapy, and many require extended hospitalization and/or institutional care, creating an enormous cost burden. Stroke represents an area where the clinical need is particularly significant, since it represents a leading cause of death and significant long term disability. Currently, there are approximately 800,000 individuals in the United States that suffer a stroke each year, and more than two million stroke victims in the United States, Europe and Japan combined, and approximately 15 million people globally. The vast majority of these (approximately 85% – 90%) are ischemic strokes, that are caused by a blockage of blood flow in the brain, that cuts of oxygen and nutrients. The remainder of these are hemorrhagic strokes, which occur when a blood vessel bursts and bleeding into the brain ensues.

Studies show that in recent years there has been a dramatic rise in ischemic strokes among young adults (i.e., individuals in the 25 to 45 age group), which is likely due to a combination of rising rates of obesity and other factors. Unfortunately, current therapeutic options for ischemic stroke victims are limited, as the only available therapy must be administered within several hours of the occurrence of the stroke. As a consequence of this limited time window, only a small percentage of stroke victims are treated with the currently available therapy – most simply receive supportive or “palliative” care. The long-term costs of stroke are substantial, with many patients requiring extended hospitalization, extended physical therapy or rehabilitation (for those patients that are capable of entering such programs), and many require long-term institutional or family care. Similarly, there are other acute and progressive neurological conditions that require substantial healthcare resources, with limited existing treatment options that are only marginally clinically effective.

We have published research with independent collaborating investigators that demonstrates that MultiStem conveys biological benefits in preclinical models of ischemic stroke, as well as other models of neurological damage and injury, including TBI, neonatal hypoxic ischemia (a cause of neurological damage in infants), and spinal cord injury. We have also conducted preclinical work in other neurological areas, and have been awarded grants to support work in areas such as the indications described above and for evaluating the potential of MultiStem to treat Parkinson’s disease. Our research has shown that MultiStem conveys benefits through distinct mechanisms, including reducing inflammatory damage, protecting at risk tissue at the site of injury, and through direct neurotrophic effects that stimulate the recovery of damaged neurons. As a result, we believe that MultiStem may have relevance to multiple forms of neurological injury and disease.

Our initial clinical focus in the neurological area involves evaluating administration of MultiStem to treat ischemic stroke. Ischemic stroke is a leading cause of death and disability globally, and accounts for approximately 85% of all strokes. Recent progress toward the development of safer and more effective treatments for ischemic stroke has been disappointing. Despite the fact that ischemic stroke is one of the leading causes of death and disability in the United States, affecting more than 700,000 new patients annually according to the United States Centers for Disease Control and Prevention, or CDC, there has been little progress toward the development of treatments that improve the prognosis for stroke victims. The only FDA-approved drug currently available for ischemic stroke is the anti-clotting factor, tPA. According to current clinical guidelines, tPA must be administered to stroke patients within several hours after the occurrence of the ischemic stroke to remove the clot while minimizing potential risks, such as bleeding into the brain. Administration of tPA after three to four hours is not recommended, since it can cause cerebral bleeding or even death. Given this limited therapeutic window, it is estimated that less than 5% of ischemic stroke victims currently receive treatment with tPA.

In preclinical studies conducted by investigators, including at both the University of Minnesota and the Medical College of Georgia, significant functional improvements have been observed in rodents that have undergone an experimentally induced stroke, or that have incurred significant neurological damage due to similar types of ischemic events, such as a result of neonatal hypoxic ischemia, and then received treatment with MultiStem. Published research has demonstrated that administration of MultiStem even one week after a surgically induced stroke results in substantial long-term therapeutic benefit, as evidenced by the improvement of treated animals compared with controls in a battery of tests examining mobility, strength, fine motor skills, and other aspects of neurological functional improvement.

Based on the research we and our collaborators have conducted, we believe MultiStem conveys significant benefits through several mechanisms, including reduction of inflammation and immune system modulation in the ischemic area, and the protection and rescue of damaged or injured cells, including neuronal tissue. Research results presented at the 2011 American Heart Association International Stroke Conference by collaborators from the University of Texas Health Science Center at Houston demonstrated that administration of MultiStem 24 hours following a stroke reduced inflammatory damage in the brain and resulted in significant functional improvement, and that some of these results were achieved by reducing the inflammatory response emanating from the spleen. These results confirm that MultiStem treatment is well tolerated, does not require immunosuppression, and results in a robust and durable therapeutic benefit even when administered up to one week after the initial stroke event.

In 2008, we completed additional preclinical safety studies and submitted an IND for this application. The FDA authorized the IND and the proposed clinical study. However, following authorization, we generated additional preclinical data and clinical data from our other studies that demonstrates the consistent safety profile of MultiStem, as well as supporting preclinical efficacy data that demonstrates how MultiStem can provide multiple therapeutic benefits in the stroke and CNS area. Accordingly, we chose not to initiate this trial, but modified the design of this study, including increasing the trial size, so that we can evaluate clinical safety and efficacy in a more robust manner.

In November 2011, we announced the initiation of patient enrolment for a 140 patient Phase II clinical trial exploring the administration of MultiStem to patients that have suffered an ischemic stroke. In this trial, MultiStem is administered 24 to 36 hours after a stroke has occurred. If shown to be safe and effective, this would represent a significant extension of the treatment window relative to existing standard of care and could provide an important new therapeutic option for stroke patients. We believe that the potential market for a new therapy to treat stroke could be more than $15 billion annually.

We are also interested in the application of MultiStem for other neurological indications that represent areas of significant unmet medical need, such as TBI, which represents the leading cause of disability among children and young adults, and a leading cause of death. Approximately 1.7 million cases of TBI are seen in the United States each year, nearly half a million cases of which are children age 0 to 14 years old. The CDC estimates that more than three million individuals have a long-term or lifelong need for help to perform activities of daily living as a result of a TBI. The annual direct and indirect costs for TBI are approximately $60 billion a year, according to the National Institute of Neurological Disorders and Stroke, which is part of the National Institutes of Health. In preclinical studies of TBI, administration of MultiStem dramatically reduced the extent of damage caused by a TBI, and promoted accelerated healing of the blood-brain barrier.

We are also conducting preclinical work exploring the application of MultiStem toward in other neurological indications. In June 2010, we announced that we and collaborators at the Center for Stem Cell and Regenerative Medicine and Case Western Reserve University were awarded $1.0 million through the Ohio Third Frontier Biomedical Program to support preclinical and translational research into the treatment of spinal cord injury, or SCI with MultiStem. In addition, in November 2010, we announced that we have been awarded a $140,000 grant from the Michael J. Fox Foundation for Parkinson’s Research to advance research and development of MultiStem as a potential treatment for Parkinson’s disease. The research funded by the grant is intended to confirm and extend previous observations regarding the efficacy of MultiStem in rodent models of Parkinson’s disease, with the goal of accelerating the potential clinical application of these cells for patients who suffer from the disease. In October 2011, we announced the award of grant funding of up to $640,000 to investigate the potential for MultiStem to treat chronic progressive Multiple Sclerosis, based on initial results in preclinical models. Early in 2012, we announced grant funding aggregating $3.6 million to further advance our MultiStem programs and cell therapy platform, including further development of MultiStem for the treatment of TBI and further development of our cell therapy formulations and manufacturing capabilities.

Cardiovascular Disease — Evaluating MultiStem for Treating Damage from a Heart Attack

Cardiovascular disease is an area of significant clinical need that is expected to expand significantly in the years ahead. Despite treatment advances in recent years, cardiovascular disease remains the leading cause of death, and represents one of the leading causes of disability around the world. In the United States, approximately 1,255,000 patients suffer a heart attack each year, and approximately 5.7 million individuals in the United States are currently suffering from heart failure. Another eight million suffer from peripheral arterial disease, which is associated with significant morbidity and mortality. According to projections published recently by the American Heart Association in February 2011 in the journal Circulation, aggregate costs for treating heart disease in the United States are expected to soar in the coming years. In 2010, annual direct costs for treating cardiovascular disease were $273 billion, but by 2030 these are expected to more than triple, to a projected $818 billion per year. This increase will occur primarily as a result of the aging population, and may not fully reflect the impact of the dramatic escalation in obesity rates that has occurred for both adults and children in recent years, which could further exacerbate the long-term challenges and increase costs associated with cardiovascular disease and other conditions.

In a Phase I clinical trial, we have explored the use of MultiStem as a treatment for damage caused by AMI. Myocardial infarction is one of the leading causes of death and disability in the United States. Myocardial infarction is caused by the blockage of one or more arteries that supply blood to the heart. Such blockages can be caused, for example, by the rupture of an atherosclerotic plaque deposit. According to the American Heart Association 2010 Statistical Update, there were approximately 935,000 cases of myocardial infarction that occurred in the United States in 2006 and approximately 8.5 million individuals living in the United States that had previously suffered a heart attack. In addition, there were more than 831,000 deaths that occurred from various forms of cardiovascular disease, including 567,000 individuals that died as a result of a myocardial infarction or congestive heart failure. A variety of risk factors are associated with an elevated risk of myocardial infarction or atherosclerosis, including age, high blood pressure, smoking, sedentary lifestyle and genetics. While advances in the diagnosis, prevention and treatment of heart disease have had a positive impact, there is clearly room for improvement — myocardial infarction remains a leading cause of death and disability in the United States and the rest of the world.

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

Working with a contract research organization, we completed additional preclinical studies in established pig models of AMI using catheter delivery and examining various factors such as the route and method of MultiStem administration, dose ranging, and timing of treatment. In 2008, we initiated a multicenter, open-label Phase I clinical trial in this indication, and the study is now completed. In July 2010, we announced the preliminary results from this trial, which showed that MultiStem was well tolerated at all dose levels and exhibited a favorable safety profile. In addition, patients that received treatment with MultiStem exhibited meaningful improvements in cardiovascular function, including left ventricular ejection fraction, wall motion scores, and other parameters. These results were recently published in Circulation Research in November 2011.

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

We are developing novel pharmaceutical treatments for obesity, which are compounds designed to act by stimulating a key receptor in the brain that regulates appetite and food intake — the 5HT2c receptor. The role of this receptor in regulating food intake is well understood in both animal models and humans. In 1996, Wyeth launched the anti-obesity drug Redux® (dexfenfluramine), a non-specific serotonin receptor agonist that was used with the stimulant phentermine in a combination commonly known as fen-phen. This diet drug combination gained rapid and widespread acceptance in the clinical marketplace and was shown to be highly effective at regulating appetite, reducing food intake, and causing significant weight loss. Unfortunately, in addition to stimulating the 5HT2c receptor, Redux also stimulated the 5HT2b receptor that is found in the heart. The activation of 5HT2b by Redux is believed to have caused significant cardiovascular problems in a number of patients and, as a result, Redux was withdrawn from the market in 1997. In 1996, doctors wrote 18 million monthly prescriptions for drugs constituting the fen-phen combination. In that same year, these drugs generated sales of greater than $400 million, serving as a benchmark for the substantial market opportunity for an effective drug to treat clinical obesity.

Since the withdrawal of Redux from the market, several groups have published research and clinical data that implicate stimulation of the 5HT2b receptor as the underlying cause of the cardiovascular problems. These findings suggest that highly selective compounds that stimulate the 5HT2c receptor, but that do not appreciably stimulate the 5HT2b receptor, could be developed that maintain the desired appetite suppressive effects without the cardiovascular toxicity. Recent clinical data supports this hypothesis and also suggests that the 5HT2c agonists may also cause a statistically significant reduction in the amount of sugar in the blood, as measured by fasting blood glucose and HbA1c levels, which are both clinically relevant measures for patients suffering from diabetes.

We initiated a drug development program focused on creating potent and selective compounds that stimulate the 5HT2c receptor, but that avoid the 5HT2b receptor and other receptors, such as 5HT2a. Our specific goal has been to develop an orally administered pill that reduces appetite by stimulating the 5HT2c receptor, but that does not stimulate the 5HT2b receptor, the 5HT2a receptor, or other receptors that could cause adverse side effects. Based on extensive preclinical studies that we have conducted with compounds that we have generated, we have demonstrated the ability to develop compounds that are highly potent and selective for the 5HT2c receptor, and that lack activity at either 5HT2a or 5HT2b. We believe that this achievement represents a significant advance in the field, and that the potency and selectivity profile displayed by compounds we are developing will result in substantially better efficacy and a cleaner safety and tolerability profile in clinical trials, as well as a more convenient dosing schedule than other 5HT2c agonist programs. We are conducting preclinical evaluation of novel compounds that we have developed that exhibit outstanding receptor selectivity and are working toward the selection of a clinical development candidate for this program. We may elect to enter into a partnership to advance the development of this program.

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

In addition to our current product development programs, we developed our patented RAGE technology that provides us with the ability to produce human cell lines that express specific, biologically well validated drug targets without relying upon cloned and isolated gene sequences. While our RAGE technology is not a therapeutic product, it is a commercial technology that we have successfully applied for the benefit of our partners and that we have also used for our own internal drug development programs. Modern drug screening approaches typically require the physical isolation and structural modification of a gene of interest, an approach referred to as gene cloning, in order to create a cell line that expresses a drug target of interest. Researchers may then use the genetically modified cell line to identify pharmaceutical compounds that inhibit or stimulate the target of interest. The RAGE technology enables us to turn on or amplify the expression of a drug target without having to physically clone or isolate the gene. In effect, the technology works through the random insertion of tiny, proprietary genetic switches that randomly turn genes on without requiring their physical isolation, or any advance knowledge of their structure. This technology provides us with broad freedom to work with targets that may be otherwise unavailable as a result of intellectual property restrictions on the use of specific cloned and isolated genes. Over the past several years, we have produced cell lines that express drug targets in a range of disease areas such as metabolic disease, infectious disease, oncology, cardiovascular disease, inflammation, and central nervous system disorders. Many of these were produced for drug development programs at major pharmaceutical companies that we have collaborated with, such as Bristol-Myers Squibb, and some have been produced for our internal drug development programs.

Collaborations and Partnerships

Pfizer

Late in 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MultiStem for the treatment of IBD for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front cash payment of $6.0 million from Pfizer and will receive research funding and support during the initial phase of the collaboration. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve these milestones, and no significant milestone payments were received as of December 31, 2011. We are responsible for manufacturing and Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

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

RTI

In 2010, we entered into an agreement with RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market. Under the terms of our RTI agreement, we received $3.0 million of guaranteed license fee payments and are entitled to an additional $2.0 million of license fee payments contingent on future events. We are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain development and commercial milestones, though there can be no assurance that we will achieve any milestones. None of these milestone payments have been received as of December 31, 2011. In addition, we will receive tiered royalties on worldwide commercial sales of implants using our technologies. We are currently working with RTI to develop products for these applications.

Angiotech

In November 2011, we reached an agreement with Angiotech to terminate the collaboration agreement and license between the parties, reflecting a change in Angiotech’s business and financial strategy. As a result of the termination, we regained ownership of all rights for developing our stem cell technologies and products for cardiovascular disease indications, including AMI, congestive heart failure, chronic ischemia, and peripheral vascular disease, and Angiotech no longer has any license rights or options with respect to our technologies and products. Angiotech made its final cost-sharing payment in 2011 in connection with collaboration activities and has no further obligations to us. Though the termination will affect our future costs of development for ongoing cardiovascular programs, such as AMI, it significantly improves our ability to explore cardiovascular and more comprehensive collaborative development and commercialization arrangements with other pharmaceutical, biotechnology and medical products companies. In the case of a new AMI collaboration, Angiotech will be entitled to a future payment from us equal to a percentage of cash license fee payments we receive within the first six months from a third-party related to such AMI collaboration, and is not entitled to other downstream payments, such as milestone payments, royalties or any profit-sharing payments. The future payment, if any, will be either (i) 25% of third-party license fees if an AMI collaboration is established prior to the initiation of enrollment in a Phase II AMI clinical trial and within 12 months of the termination agreement, (ii) 15% of third-party license fees if an AMI collaboration is established after the initiation of enrollment in a Phase II AMI clinical trial, but before we have spent $5.0 million on the clinical trial, and within 24 months of the termination agreement, or (iii) 10% of third-party license fees up to a maximum of $5.0 million to Angiotech if an AMI collaboration is established after the initiation of enrollment in a Phase II AMI clinical trial, and after we have spent $5.0 million on the clinical trial, and within 36 months of the termination agreement.

Bristol-Myers Squibb

In 2000, we entered into a collaboration with Bristol-Myers Squibb to provide cell lines expressing well validated drug targets produced using our RAGE technology for compound screening and development. This initial collaboration was expanded in 2002 and again in 2006, and was in its final phase as amended in 2009. Bristol-Myers Squibb uses the cell lines in its internal drug development programs and, in exchange, we receive license fee and milestone payments and will be entitled to receive royalties on the sale of any approved products. Depending on the use of a cell line by Bristol-Myers Squibb and the progress of drug development programs benefiting from the use of such a cell line, we may receive as much as approximately $5.5 million per cell line in additional license fees and milestone payments, though we cannot assure you that any further milestones will be achieved or that we will receive any additional milestone payments. In 2008, Bristol-Myers Squibb successfully advanced into Phase II clinical development a drug candidate discovered using a target provided by us, thereby triggering a clinical development milestone payment to us.

Since the beginning of the collaboration, we have provided 27 cell lines to Bristol-Myers Squibb under the collaboration. Additionally, as of December 31, 2011, we have received an aggregate amount of $1.7 million in milestone payments and $9.1 million in license fees from Bristol-Myers Squibb under the collaboration. We remain entitled to receive license fees for targets delivered to Bristol-Myers Squibb, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology.

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

Competition

We face significant competition with respect to the various dimensions of our business. With regard to our efforts to develop MultiStem as a novel stem cell therapy, currently, there are a number of companies that are actively developing stem cell products, which encompass a range of different cell types, including embryonic stem cells, umbilical cord stem cells, adult-derived stem cells and processed bone marrow derived cells.

Osiris Therapeutics, Inc., or Osiris, is currently engaged in Phase II and Phase III clinical trials involving Prochymal, an allogeneic stem cell product based on mesenchymal stem cells, or MSCs, that are obtained from healthy consenting donors, and are administered without tissue matching. However, in contrast to MultiStem, MSCs display limited expansion potential and biological plasticity. In November 2008, Osiris announced a partnership in which Genzyme acquired development rights to Prochymal for certain markets outside the United States and Canada in exchange for $130 million in license fees, up to $1.25 billion in clinical and sales milestones, and royalties. Osiris retains commercial development rights to Prochymal for the United States and Canada.

Mesoblast Limited, or Mesoblast, is currently engaged in clinical trials evaluating the safety and efficacy of Revascor, an allogeneic stem cell product based on mesenchymal stem cell precursors that are obtained from healthy consenting donors. These cells also appear to display limited expansion potential and biological plasticity. In December 2010, Mesoblast announced a partnership with Cephalon, Inc., or Cephalon, in which Cephalon paid an upfront license fee of $130 million, and agreed to invest an additional $220 million in equity for a 19.9% stake in Mesoblast. In addition, total regulatory milestone payments to Mesoblast could reach $1.7 billion, assuming that the agreement results in commercial treatments for conditions including congestive heart failure, AMI, Parkinson’s disease and Alzheimer’s disease.

Other public companies are developing stem-related therapies, including Aastrom Biosciences, Stem Cells Inc., Johnson & Johnson, Celgene Corporation, or Celgene, Advanced Cell Technology, Inc., CRYO-CELL International, Inc., Pluristem Therapeutics Inc., or Pluristem, and Cytori Therapeutics, Inc., or Cytori. In addition, private companies, such as Gamida Cell Ltd., Plureon Corporation, NeoStem, Inc., Tigenix NV and others, are also developing cell therapy related products or capabilities. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years.

We also face competition in our efforts to develop compounds for the treatment of obesity. There is currently one approved therapeutic product on the market for obesity, Xenical (also known as Alli), which is marketed by F. Hoffman-La Roche, Ltd., or Roche. Potential side effects associated with taking Xenical / Alli include cramping, intestinal discomfort, flatulence, diarrhea, and leakage of oily stool. Another obesity drug, Meridia, was approved for clinical use and marketed by Abbott Pharmaceuticals, but was recently withdrawn from the market due to concerns regarding increased risk of cardiovascular disease and stroke among patients taking the drug.

There are many other companies attempting to develop novel treatments for obesity, and a wide range of approaches are being taken. Some of these companies include large, multinational pharmaceutical companies such as Bristol-Myers Squibb, Merck & Co., Inc., Roche, Sanofi U.S., or Sanofi, GlaxoSmithKline plc, or GlaxoSmithKline, Eli Lilly and Company and others. There are also a variety of biotechnology companies developing treatments for obesity, including Arena Pharmaceuticals, Inc., or Arena Pharmaceuticals, Orexigen Therapeutics, Inc., Vivus, Inc., or Vivus, Neurosearch, Amgen Inc., or Amgen, Regeneron Pharmaceuticals, Inc., Nastech Pharmaceutical Company, Alizyme plc, Amylin Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Shionogi & Co., Ltd., Metabolic Pharmaceuticals Limited, Kyorin Pharmaceutical Co., Ltd., and others. In February 2012, a panel of the FDA recommended that Qnexa, Vivus’ obesity product, be granted marketing approval for the treatment of obesity in adults based on a favorable benefit-risk profile. It is likely that, given the magnitude of the market opportunity, many companies will continue to focus on the obesity area, and that competition will remain high. If we are successful at developing a 5HT2c agonist as a safe and effective treatment for obesity, it is likely that other companies will attempt to develop safer and more effective compounds in the same class, or will attempt to combine therapies in an effort to establish a safer and more effective therapeutic product.

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

Intellectual Property

We rely on a combination of patent applications, patents, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property, or which relate to our business. We currently have an aggregate of 124 patents for our technologies.

We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We acquired ownership of part of our stem cell technology and intellectual property as a result of our 2003 acquisition of a holding company, which held the rights to the technology originally discovered at the University of Minnesota. We also have an exclusive license to additional MAPC-related inventions (or in other words, improvements) developed by the University of Minnesota through May 2009, and, under a collaborative research agreement with KUL, we have an exclusive license to MAPC-related inventions developed at KUL using the MAPC technology or intellectual property or that result from sponsored research funded by us. We also own and license additional intellectual property develop by us and others. Our broad intellectual property portfolio consists of more than 70 issued patents (of which 9 are United States patents) and more than 170 global patent applications around our stem cell technology and MultiStem product platform. This includes six United States patents and 44 international patents that apply to MAPC and related products, such as MultiStem. The current intellectual property estate, which incorporates additional filings and may broaden over time, could provide coverage for our stem cell product candidates, manufacturing processes and methods of use through as late as 2030. Furthermore, an extended period of market exclusivity may apply for certain products (e.g., exclusivity periods for orphan drug designation or biologics).

We have established a broad intellectual property portfolio related to our functional genomics technologies and small molecule product candidates. We have a broad patent estate with claims directed to compositions, methods of making, and methods of using our small molecule drug candidates. We have five United States patents and four patent applications with broad claims directed to selective 5HT2c agonists discovered at Athersys that currently provide patent coverage through as late as 2029. From our Histamine H3 program, we have five United States patents and four patent applications with broad claims directed to compounds discovered at Athersys from two distinct chemical series that currently provide patent coverage through as late as 2028. In addition, we currently have 37 issued patents (sixteen United States patents and 21 international patents) and four patent applications relating to compositions and methods for the RAGE technology that currently provide patent coverage through as late as 2019, and three United States patents and eight patent applications relating to human proteins and candidate drug targets that we identified through the application of RAGE and our other technologies that currently provide patent coverage through as late as 2022. The RAGE technology was developed by Dr. John Harrington and other Athersys scientists internally in the mid-1990s.

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

Research and Development

Our research and development costs, which consist primarily of costs associated with external clinical trial costs, preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property application processes, and laboratory supply and reagent costs, were $18.9 million in 2011, $14.8 million in 2010 and $11.9 million in 2009.

Government Regulation

Any products we may develop and our research and development activities are subject to stringent government regulation in the United States by the FDA and, in many instances, by corresponding foreign and state regulatory agencies. The European Union, or EU, has vested centralized authority in the European Medicines Agency and Committee on Proprietary Medicinal Products to standardize review and approval across EU member nations.

These regulatory agencies enforce comprehensive statutes, regulations and guidelines governing the drug development process. This process involves several steps. Initially, a company must generate preclinical data to show safety before human testing may be initiated. In the United States, a drug company must submit an IND to the FDA prior to securing authorization for human testing. The IND must contain adequate data on product candidate chemistry, toxicology and metabolism and, where appropriate, animal research testing to support initial safety.

A Clinical Trial Agreement, or CTA, is the European equivalent of the IND. CTA requirements are issued by each competent authority within the European Union and are enacted by local laws and Directives.

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

Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. The clinical development phase generally takes five to seven years, or longer, to complete (i.e., from the initiation of Phase I through completion of Phase III studies). After successful completion of clinical trials for a new drug or biologic product, FDA approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA’s approval of an NDA or BLA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required, followed by a resubmission of the NDA or BLA. Review and approval of an NDA or BLA can take up to several years.

In addition to obtaining FDA approval for each product, each drug manufacturing facility must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state, and local agencies, and must comply with good manufacturing practices, or GMP, requirements. We do not currently have any GMP manufacturing capabilities, and will rely on contract manufacturers to produce material for any clinical trials that we may conduct.

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

As of December 31, 2011, we employed 48 employees, 19 with Ph.D. degrees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.

Available Information

We use the Investors section of our web site, www.athersys.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Investors section of our web site free of charge. In addition, this web site allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our web site. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any web site referred to in this annual report on Form 10-K is not incorporated by reference into this annual report unless expressly noted.

ITEM 1A.	RISK FACTORS

The statements in this section, as well as statements described elsewhere in this annual report, or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition and results of operations, which could also cause the trading price of our equity securities to decline. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related To Our Business and Our Industry

We have incurred losses since inception and we expect to incur significant net losses in the foreseeable future and may never become profitable.

Since our inception in 1995, we have incurred significant losses and negative cash flows from operations. We incurred net losses of $15 million in 2009, $11 million in 2010 and $14 million in 2011. As of December 31, 2011, we had an accumulated deficit of $219 million, and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. To date, substantially all of Athersys’ revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested yet in humans and animal studies. We cannot assure you that we will ever earn revenue or that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $5 million in 2009, $11 million in 2010 and $14 million in 2011.

At December 31, 2011, we had $12.8 million of cash, cash equivalent and investments, and we will need substantially more to advance our product candidates through development. Furthermore, we will need to add additional capital to fund our operations through the completion of our current clinical trials. Our future capital requirements will depend on many factors, including:

•	our ability to raise capital to fund our operations;

•	the progress and costs of our research and development programs, including our ability to develop our current portfolio of therapeutic products, or discover and develop new ones;

•	our ability, or our partners ability and willingness, to advance partnered products or programs, and the speed in which they are advanced;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the progress, scope, costs, and results of our preclinical and clinical testing of any current or future pharmaceutical or MultiStem-related products;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of manufacturing our product candidates;

•	expenses related to complying with GMP of therapeutic product candidates;

•	costs of financing the purchases of additional capital equipment and development technologies;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;

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

The extent to which we utilize our existing equity purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default or at a purchase price of less than $1.45. Even if we are able to access the full $20.0 million under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital, until the earlier of the 180th day after the closing date or the 30th day after the resale registration statement covering the resale of the shares sold in the financing is declared effective.

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. We will need to secure substantial additional capital to fund our future operations. We cannot be certain that additional capital will be available on acceptable terms or at all. In recent years, it has been difficult for companies to raise capital due to a variety of factors, which may or may not continue. To the extent we raise additional capital through the sale of equity securities, the ownership position of our existing stockholders could be substantially diluted. If additional funds are raised through the issuance of preferred stock or debt securities, these securities are likely to have rights, preferences and privileges senior to our common stock. Fluctuating interest rates could also increase the costs of any debt financing we may obtain.

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

We are heavily dependent on the successful development and commercialization of MultiStem products, and if we encounter delays or difficulties in the development of this product candidate, our business could be harmed.

Our success is heavily dependent upon the successful development of MultiStem products for certain diseases and conditions involving acute or ischemic injury or immune system dysfunction. Our business could be materially harmed if we encounter difficulties in the development of this product candidate, such as:

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

Currently, our material collaborations and licensing arrangements are our collaboration with Pfizer to develop and commercialize MultiStem for the treatment of IBD, and our collaboration with RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market, and our license with the University of Minnesota pursuant to which we license certain aspects of the MultiStem technology. These arrangements do not have specific termination dates; rather, each arrangement terminates upon the occurrence of certain events.

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

Product development costs to us and our potential collaborators will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. We expect to continue to rely on third-party clinical investigators at medical institutions and healthcare facilities to conduct our clinical trials, and, as a result, we may face additional delaying factors outside our control. Significant delays may adversely affect our financial results and the commercial prospects for our product candidates and delay our ability to become profitable.

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

We are highly dependent on our executive officers Gil Van Bokkelen, Ph.D., our Chief Executive Officer, as well as other executive and scientific officers, including William Lehmann, J.D., M.B.A., President and Chief Operating Officer, John Harrington, Ph.D., Chief Scientific Officer and Executive Vice President, Robert Deans, Ph.D., Executive Vice President, Regenerative Medicine, and Laura Campbell, CPA, Vice President of Finance, as well as other personnel.

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

Our ability to compete in the biopharmaceutical market may decline if we are not successful in adequately protecting our proprietary technologies.

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

We are subject to significant competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government or other publicly funded agencies that are pursuing or may pursue the development of therapeutic products and technologies that are substantially similar to our proposed therapeutic products and technologies, or that otherwise address the indications we are pursuing. Our most significant competitors include major pharmaceutical companies such as Pfizer, Roche, Johnson & Johnson, Sanofi and GlaxoSmithKline, as well as smaller biotechnology or biopharmaceutical companies such as Celgene, Osiris, Aastrom, Stem Cells Inc., Cytori, Mesoblast, Pluristem, Arena Pharmaceuticals, and Vivus. Most of our current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

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

We carry product liability insurance that includes coverage for human clinical trials. Currently, we carry a $5 million per event, $5 million annual aggregate coverage for both our products liability policy and our clinical trials protection. We also intend to seek product liability insurance for any approved products that we may develop or acquire. However, in the event there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If such insurance is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage.

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

Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 45,000 square feet of space for our corporate offices and laboratories, with state-of-the-art laboratory space. The lease began in 2000 and currently expires in March 2013, and we expect to extend the lease option periods. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we currently lease office and laboratory space for our Belgian subsidiary. The lease currently expires on December 31, 2012, and we have an option to renew annually through December 2014. The annual rent in Belgium is subject to adjustments based on an inflationary index. Our annual rent in Belgium was $93,000 in 2011.

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

Gil Van Bokkelen, Ph.D.

Age: 51

Dr. Van Bokkelen has served as our Chief Executive Officer and Chairman since August 2000. Dr. Van Bokkelen co-founded Athersys in October 1995 and served as Chief Executive Officer and Director since Athersys’ founding. Prior to May 2006, he also served as Athersys’ President. Dr. Van Bokkelen is the current Chairman of the Alliance for Regenerative Medicine, a Washington D.C. based consortium of companies, patient advocacy groups, disease foundations, and clinical and research institutions that are committed to the advancement of the field of regenerative medicine. He is also the Chairman of the Board of Governors for the National Center for Regenerative Medicine, and has served on a number of other boards, including the Biotechnology Industry Organization’s ECS board of directors (from 2001 to 2004, and from 2008 to present). He received his Ph.D. in Genetics from Stanford University, his B.A. in Economics from the University of California at Berkeley, and his B.A. in Molecular Biology from the University of California at Berkeley.

William (BJ) Lehmann, Jr., J.D.

Age: 46

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

John J. Harrington, Ph.D.

Age: 44

Dr. Harrington has served as our Chief Scientific Officer, Executive Vice President and Director since our founding. Dr. Harrington co-founded Athersys in October 1995. Dr. Harrington led the development of the RAGE technology as well as its application for gene discovery, drug discovery and commercial protein production applications. He is a listed inventor on over 20 issued or pending United States patents, has authored numerous scientific publications, and has received numerous awards for his work, including being named one of the top international young scientists by MIT Technology Review in 2002. Dr. Harrington has overseen the therapeutic product development programs at Athersys since their inception, and during his career, he has also held positions at Amgen and Scripps Clinic. He received his B.A. in Biochemistry and Cell Biology from the University of California at San Diego and his Ph.D. in Cancer Biology from Stanford University.

Robert J. Deans, Ph.D.

Age: 60

Dr. Deans has served as our Executive Vice President since 2011. Dr. Deans has led Athersys’ regenerative medicine research and development activities since February 2003, initially as Vice President of Regenerative Medicine, until he was named Senior Vice President of Regenerative Medicine in June 2006, and Executive Vice President in June 2011. Dr. Deans is highly regarded as an expert in stem cell therapeutics, with over fifteen years of experience in this field. From 2001 to 2003, Dr. Deans worked for early-stage biotechnology companies. Dr. Deans was formerly the Vice President of Research at Osiris, a biotechnology company, from 1998 to 2001 and Director of Research and Development with the Immunotherapy Division of Baxter International, Inc., a global healthcare company, from 1992 to 1998. Dr. Deans was also previously on faculty at USC Medical School in Los Angeles, between 1981 and 1998, in the departments of Microbiology and Neurology at the Norris Comprehensive Cancer Center. Dr. Deans was an undergraduate at MIT, received his Ph.D. at the University of Michigan, and did his post-doctoral work at UCLA in Los Angeles.

Laura K. Campbell, CPA

Age: 48

Ms. Campbell has served as our Vice President of Finance since June 2006. Ms. Campbell joined Athersys in January 1998 as Controller and has served as Vice President of Finance since June 2006. Prior to joining Athersys, she was at Ernst & Young LLP, a public accounting firm, for 11 years, in the firm’s audit practice. During her tenure with Ernst & Young LLP, Ms. Campbell specialized in entrepreneurial services and the biotechnology industry sector and participated in several initial public offerings. Ms.  Campbell received her B.S., with distinction, in Business Administration from The Ohio State University.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “ATHX.” Set forth below are the high and low sale prices for our common stock on the NASDAQ Capital Market for the periods indicated.

	September 30,	September 30,
	High	Low
Year ended December 31, 2011:
First Quarter	$3.08	$2.35
Second Quarter	$3.10	$2.50
Third Quarter	$2.86	$1.00
Fourth Quarter	$2.42	$1.13

Year ended December 31, 2010:
First Quarter	$4.40	$2.32
Second Quarter	$3.63	$2.56
Third Quarter	$3.55	$2.34
Fourth Quarter	$3.19	$2.42

Holders

As of February 29, 2012, the number of holders of record was approximately 653. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co., as one stockholder.

Dividend Policy

We would have to rely upon dividends and other payments from our wholly owned subsidiary, ABT Holding Company, to generate the funds necessary to make dividend payments, if any, on our common stock. ABT Holding Company, however, is legally distinct from us and has no obligation to pay amounts to us. The ability of ABT Holding Company to make dividend and other payments to us is subject to, among other things, the availability of funds and applicable state laws. However, there are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us. We did not pay cash dividends on our common stock during the past three years. We do not anticipate that we will pay any dividends on our common stock in the foreseeable future. Rather, we anticipate that we will retain earnings, if any, for use in the development of our business.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Revenues:
Contract revenue	$9,015	$6,685	$1,079	$1,880	$1,433
Grant revenue	1,329	2,254	1,080	1,225	1,827

Total revenues	10,344	8,939	2,159	3,105	3,260
Costs and expenses:
Research and development	18,930	14,779	11,920	16,500	15,817
General and administrative	4,916	5,387	5,621	5,479	7,975
Depreciation	278	284	233	218	283

Loss from operations	(13,780)	(11,511)	(15,615)	(19,092)	(20,815)
Other (expense) income:
Other (expense) income, net	(51)	(69)	(126)	48	2,017
Interest income	85	203	375	1,146	1,591
Interest expense	—	—	—	(94)	(1,263)
Accretion of premium on convertible debt	—	—	—	—	(456)

Net loss	$(13,746)	$(11,377)	$(15,366)	$(17,992)	$(18,926)
Preferred stock dividends	—	—	—	—	(659)
Deemed dividend resulting from induced conversion of convertible preferred stock	—	—	—	—	(4,800)

Net loss attributable to common stockholders	$(13,746)	$(11,377)	$(15,366)	$(17,992)	$(24,385)

Basic and diluted net loss per common share attributable to common stockholders:
Net loss per share	$(0.59)	$(0.60)	$(0.81)	$(0.95)	$(2.26)

Weighted average shares outstanding, basic and diluted	23,239,019	18,929,749	18,928,379	18,927,988	10,811,119

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,785	$2,105	$11,167	$12,552	$13,248
Available-for-sale securities, short-tem	3,999	13,076	10,135	15,460	22,477
Working capital	6,986	9,106	16,291	26,789	32,849
Available-for-sale securities, long-term	—	—	5,080	3,601	13,850
Total assets	15,701	19,106	28,331	33,877	52,225
Warrant liability	983	—	—	—	—
Total stockholders’ equity	7,298	9,005	18,957	31,563	47,631

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this annual report on Form 10-K.

Overview and Recent Developments

We are an international biopharmaceutical company that is focused in the field of regenerative medicine. We have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple areas. Our current clinical development programs are focused on treating inflammatory & immune disorders, neurological conditions, cardiovascular disease, and other conditions. We are developing our lead platform product, MultiStem, a patented and proprietary allogeneic stem cell product that has been evaluated in two completed Phase I clinical trials and is currently being evaluated in ongoing Phase II clinical trials. We are also applying our pharmaceutical discovery capabilities to identify and develop small molecule compounds with potential applications in indications such as obesity, related metabolic conditions and certain neurological conditions, and for the modulation of stem cells or related applications in the regenerative medicine area.

Current Programs

By applying our proprietary MultiStem cell therapy product, we have established therapeutic product development programs treating inflammatory & immune disorders, neurological conditions, cardiovascular disease, and other conditions. To date, we have advanced five programs to the clinical development stage, including the following:

• Inflammatory Bowel Disease: MultiStem is being evaluated in an ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of IBD. This study is being conducted with our partner, Pfizer. This trial began enrolling patients in February 2011 and is expected to enroll approximately 130 patients. Enrollment of this trial is expected to be completed late in 2012.

• Ischemic Stroke: We recently initiated a Phase II clinical study to evaluate the administration of MultiStem to patients that have suffered an ischemic stroke, an area of significant unmet clinical need. In preclinical studies, administration of a single dose of MultiStem, even several days after a stroke, resulted in significant and durable improvements. We will evaluate the potential clinical benefits of MultiStem in this ongoing double blind, placebo controlled trial being conducted at leading stroke centers across the United States. The study is expected to include approximately 140 patients, and patient enrollment was initiated late in 2011 and is ongoing.

• Acute Myocardial Infarction: We have evaluated the administration of MultiStem in a Phase I clinical study to patients that have suffered an AMI. In July 2010, we announced preliminary results for this study, demonstrating a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment and who received treatment after experiencing a heart attack and this study has been completed. One-year follow-up data suggested that the benefit observed was sustained over time. We are currently planning for Phase II, which has been discussed with the FDA. In light of the recent termination of our license and collaboration agreement with Angiotech late in 2011, we are reviewing the study design, objectives and expected timelines to streamline the study where possible and to ensure optimal alignment with our ongoing clinical development, business development and financial objectives.

• Hematopoietic Stem Cell Transplant / GvHD: We have completed a Phase I clinical study of the administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at risk for serious complications, including GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In 2011 and in February 2012, we released preliminary data from the study, which demonstrated the safety of MultiStem in this indication and suggested that MultiStem may have a beneficial effect in reducing incidence and severity of GvHD, as well as other benefits. This program has been assigned orphan drug designation from the FDA. We intend to meet with the FDA, in the spring of 2012 to discuss potential options for additional clinical development in this area.

We are also collaborating with a leading transplant group at the University of Regensburg in Germany that has recently obtained authorization to initiate an institutional sponsored clinical trial exploring the administration of MultiStem in patients following a liver transplant.

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

We are also engaged in the development of novel small molecule therapies to treat obesity and other conditions. Currently, we are focused on the development of potent, highly selective compounds that act through stimulation of a specific receptor in the brain, the 5HT2c serotonin receptor. We are conducting preclinical evaluation of novel compounds that we have developed that exhibit outstanding receptor selectivity and are working towards the selection of a clinical development candidate for this program. We may elect to enter into a partnership to advance the development of this program.

Financial

We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $219 million at December 31, 2011. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

In March 2012, we completed a private placement generating net proceeds of approximately $8.0 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. In connection with this offering, our former lenders were entitled to a milestone payment in the amount of $0.9 million, of which 75% was settled through the issuance of our common stock at $1.94 per share to the former lenders at our election.

In November 2011, we entered into a purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and the terms and conditions set forth therein. Under the purchase agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share, and received 266,667 additional shares as compensation for its commitment. In connection with this initial investment, our former lenders were entitled to a milestone payment in the amount of $100,000, of which $25,000 was paid in cash and $75,000 was paid through the issuance of our common stock to the former lenders at our election at $1.50 per share in November 2011. In 2012, we sold an additional 200,000 shares to Aspire Capital at an average price of $1.85 per share and made milestone payments amounting to $37,000, of which $9,000 was paid in cash and $28,000 was paid through the issuance of our common stock to the former lenders at our election. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital, until the earlier of the 180th day after the closing date or the 30th day after the resale registration statement covering the resale of the shares sold in the financing is declared effective.

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

In connection with this offering, our former lenders were entitled to a milestone payment in the amount of $810,000, of which 75% was settled through the issuance of our common stock to the former lenders at our election.

During 2011, we were awarded grants aggregating approximately $800,000 for projects spanning over the next few years, including our alliance with Fast Forward, LLC, or Fast Forward. In early 2012, we were awarded grant funding aggregating $3.6 million to further advance our MultiStem programs and cell therapy platform, including further development of MultiStem for the treatment of TBI and further development of our cell therapy formulations and manufacturing capabilities. The sources of funding including federal, state, European and private organizations and are generally aimed at the advancement of our preclinical MultiStem programs and MultiStem process development.

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

The following table sets forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.

Revenues

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Contract revenue	$9,015	$6,685	$1,079
Grant revenue	1,329	2,254	1,080

	$10,344	$8,939	$2,159

Research and development expenses

	September 30,	September 30,	September 30,
	Year ended December 31,
Type of expense	2011	2010	2009
Personnel costs	$4,641	$4,124	$3,607
Research supplies	1,316	1,218	907
Facilities	944	870	826
Clinical and preclinical development costs	7,495	4,394	1,904
Sponsored research	1,408	1,149	878
Patent legal fees	1,703	1,477	1,351
Other	1,218	1,002	1,151
Stock-based compensation	205	545	1,296

	$18,930	$14,779	$11,920

General and administrative expenses

	September 30,	September 30,	September 30,
	Year ended December 31,
Type of expense	2011	2010	2009
Personnel costs	$1,927	$1,897	$1,975
Facilities	270	279	299
Legal and professional fees	1,008	1,007	916
Other	1,364	1,283	919
Stock-based compensation	347	921	1,512

	$4,916	$5,387	$5,621

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenues increased to $10.3 million for the year ended December 31, 2011 from $8.9 million for 2010. Our contract revenues reflect the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period, as well as the amortization of a $3.0 million guaranteed license fee from the RTI collaboration over the estimated performance period. Our contract revenues may also include license fees, milestone payments and royalties on compounds developed by Bristol-Myers Squibb using one of our technologies. Contract revenue increased $2.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of our arrangements with Pfizer and RTI. The estimated performance period under the Pfizer arrangement ends mid-2012 and the RTI performance period was completed in 2011. Therefore, we expect our contract revenues to decline in the second half of 2012, absent any new collaborations, and will be comprised primarily of manufacturing service revenue under the Pfizer arrangement and potential RTI milestone payments. Grant revenue decreased $0.9 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to the timing of expenditures that are reimbursed with grant proceeds and a grant received in October 2010 from the Internal Revenue Service under section 48D of the Internal Revenue Code aggregating $733,000 for qualifying therapeutic discovery investments. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $18.9 million for the year ended December 31, 2011 from $14.8 million in 2010. The increase of approximately $4.1 million related primarily to an increase in clinical and preclinical development costs of $3.1 million, an increase in personnel costs of $517,000, an increase in sponsored research costs of $259,000, an increase in patent legal fees of $226,000, an increase in other costs of $216,000, and an increase in research supply and facilities costs of $172,000 for the year ended December 31, 2011 compared to 2010. These increases were partially offset by a decrease in stock-based compensation expense of $340,000, which declined as a result of a significant number of options becoming fully vested in 2010. The increase in clinical and preclinical development costs for the year ended December 31, 2011 related primarily to costs associated with our MultiStem clinical trials, including increased manufacturing and process development costs. Our clinical costs for the year ended December 31, 2011 and 2010 are reflected net of Angiotech’s cost-sharing amount of $312,000 and $628,000, respectively. The Angiotech collaboration was terminated late in 2011. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs, and annual merit increases in salaries. Sponsored research costs increased primarily due to an increase in grant-funded programs that require collaboration with certain academic research institutions. Patent legal fees increased related to international patent prosecution activities. We expect our research and development expenses to remain relatively consistent in 2012, but would be expected to increase if we receive proceeds from additional financing or business development activities. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses decreased to $4.9 million in 2011 from $5.4 million in 2010. The $471,000 decrease in 2011 compared to 2010 was due primarily to a decrease in stock-based compensation expense of $574,000 from a significant number of options becoming fully vested in 2010, partially offset by an increase in other expenses of $81,000. We expect our general and administrative expenses to continue at similar levels in 2012.

Depreciation. Depreciation expense remained fairly consistent at $278,000 in 2011 and $284,000 in 2010.

Interest Income. Interest income represents interest earned on our cash and available-for-sale securities. Interest income decreased to $85,000 in 2011 from $203,000 in 2010 due to the decline in our investment balances as they are used to fund our operations. We expect our 2012 interest income to reflect the impact of declining cash balances resulting from our ongoing and planned clinical and preclinical development, and interest earned on proceeds from any new financings or business transactions.

Other Expense, net. Other expense, net, includes foreign currency gains and losses related to our activities in Europe and any realized gains and losses on the sale of our assets. Also included in other expense in 2011 are milestone payments aggregating $910,000 to our former lenders that was paid in connection with our February 2011 registered direct offering and our Aspire Capital equity purchase agreement, 75% of which was settled in shares of common stock. Also included in net other income is $812,000 recorded in 2011, reflecting a decrease in the warrant liability that resulted from our February 2011 registered direct offering, with changes in market value reflected as either other income or expense.

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

Other Expense, net. Included in other expense are impairment losses of $46,000 and $115,000 in 2010 and 2009, respectively, related to an investment in a privately-held company.

Interest Income. Interest income decreased to $203,000 in 2010 from $375,000 in 2009. The change in interest income was due to the decline in cash and investment balances during the period. We expect our 2011 interest income to continue at similar levels in 2011, taking into consideration the expected increase in our clinical development costs in 2011 and the investment of the proceeds from the February 2011 registered direct offering.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and available-for-sale securities. At December 31, 2011, we had $8.8 million in cash and cash equivalents and $4.0 million in available-for-sale securities. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

In March 2012, we completed a private placement generating net proceeds of approximately $8.0 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. In connection with this offering, our former lenders were entitled to a milestone payment in the amount of $0.9 million, of which 75% was settled through the issuance of our common stock at $1.94 per share to the former lenders at our election.

In November 2011, we entered into a purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and the terms and conditions set forth therein. Under the purchase agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share, and received 266,667 additional shares as compensation for its commitment. In connection with this initial investment, our former lenders were entitled to a milestone payment in the amount of $100,000, of which $25,000 was paid in cash and $75,000 was paid through the issuance of our common stock to the former lenders at our election at $1.50 per share in November 2011. In 2012, we sold an additional 200,000 shares to Aspire Capital at an average price of $1.85 per share and made milestone payments amounting to $37,000, of which 75% was settled through the issuance of our common stock to the former lenders at our election. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital, until the earlier of the 180th day after the closing date or the 30th day after the resale registration statement covering the resale of the shares sold in the financing is declared effective.

In February 2011, we completed a registered direct offering generating net proceeds of $11.8 million through the issuance of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination. In connection with this offering, our former lenders were entitled to a milestone payment in the amount of $810,000, of which 75% was settled through the issuance of our common stock to the former lenders at our election.

Our former lenders retain a right to receive a milestone payment of $1.3 million as of December 31, 2011, after taking into account the payment of $810,000 in conjunction with our February 2011 registered direct offering, and $100,000 in conjunction with the initial Aspire Capital investment. After the completion of the March 2012 private placement and two additional sales of common stock to Aspire Capital in the first quarter of 2012, the milestone balance was reduced to $0.4 million. No amounts were recorded for the milestone in 2010 or 2009. Further payments will be made upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. The senior lenders also received seven-year warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised at December 31, 2011.

Under the terms of our agreement with Pfizer, we receive research funding and support, and we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of December 31, 2011. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

In November 2011, we reached an agreement with Angiotech to terminate the collaboration agreement and license between the parties, reflecting a change in Angiotech’s business and financial strategy. As a result of the termination, we regained ownership of all rights for developing our stem cell technologies and products for cardiovascular disease indications, including AMI, congestive heart failure, chronic ischemia, and peripheral vascular disease, and Angiotech no longer has any license rights or options with respect to our technologies and products. Angiotech made its final cost-sharing payment in 2011 in connection with collaboration activities and has no further obligations to us. Though the termination will affect our future costs of development for ongoing cardiovascular programs, such as AMI, it significantly improves our ability to explore cardiovascular and more comprehensive collaborative development and commercialization arrangements with other pharmaceutical, biotechnology and medical products companies. In the case of a new AMI collaboration, Angiotech will be entitled to a future payment from us equal to a percentage of cash license fee payments we receive within the first six months from a third-party related to such AMI collaboration, and is not entitled to other downstream payments, such as milestone payments, royalties or any profit-sharing payments. The future payment, if any, will be either (i) 25% of third-party license fees if an AMI collaboration is established prior to the initiation of enrollment in a Phase II AMI clinical trial and within 12 months of the termination agreement, (ii) 15% of third-party license fees if an AMI collaboration is established after the initiation of enrollment in a Phase II AMI clinical trial, but before we have spent $5.0 million on the clinical trial, and within 24 months of the termination agreement, or (iii) 10% of third-party license fees up to a maximum of $5.0 million to Angiotech if an AMI collaboration is established after the initiation of enrollment in a Phase II AMI clinical trial, and after we have spent $5.0 million on the clinical trial, and within 36 months of the termination agreement.

Under the terms of our RTI agreement, we received $3.0 million of guaranteed license fee payments and are entitled to an additional $2.0 million of license fee payments contingent on future events. We are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain development and commercial milestones, though there can be no assurance that we will achieve any milestones. None of these milestone payments have been received as of December 31, 2011. In addition, we will receive tiered royalties on worldwide commercial sales of implants using our technologies.

We will remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties. As of December 31, 2011, we have received an aggregate amount of $1.7 million in milestone payments and $9.1 million in license fees since the inception of our collaboration with Bristol-Myers Squibb.

Our available-for-sale securities typically include United States government obligations and corporate debt securities. As of December 31, 2011, 100% of our investments were in United States government obligations. We have been investing conservatively due to the ongoing economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although the unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates. At December 31, 2011, we had available cash, cash equivalents and investments of $12.8 million. Taking into account the March 2012 financing and assuming no new financings or collaborations and based on our current business and operational plans, we expect to have available cash to fund our planned operations into the first quarter of 2013. However, we expect to have access to additional capital through business development opportunities, which we are actively exploring with multiple potential collaborators, as well as grant-funding opportunities. We will continue to explore and consider new opportunities for funding our operations through grants and business partnerships involving our technologies and product candidates. Additionally, we expect to raise capital over the next twelve months by accessing the capital markets through the sale of equity, including through the purchase agreement with Aspire Capital. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital, until the earlier of the 180th day after the closing date or the 30th day after the resale registration statement covering the resale of the shares sold in the financing is declared effective. Further, we may consider alternative financing approaches, such as venture debt or through the issuance of convertible securities. Although no assurance on the future success of the aforementioned actions can be provided, we also manage our cash through deferring certain discretionary costs and stage certain development costs to extend our operational runway, if needed. Our capital requirements over time depend on a number of factors, including progress in our clinical development programs, our clinical and preclinical pipeline of additional opportunities and their stage of development, additional external costs such as contract research organizations and contract manufacturing organizations, additional personnel costs, and the costs in filing and prosecuting patent applications and enforcing patent claims. The availability of funds impacts our ability to advance multiple clinical programs concurrently, and any shortfall in funding could result in our having to delay or curtail research and development efforts. Further, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms.

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

Net cash used in operating activities was $14.5 million, $10.6 million and $4.6 million in 2011, 2010 and 2009, respectively, and represented the use of cash in funding preclinical and clinical development activities. We expect that net cash used in operating activities will increase in 2012 compared to 2011 in connection with increased research and development expenses of our MultiStem clinical trials and later stage clinical development.

Net cash provided by investing activities was $8.6 million, $1.5 million and $3.2 million in 2011, 2010 and 2009, respectively. The fluctuations from period to period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $590,000, $390,000 and $381,000 in 2011, 2010 and 2009, respectively. We expect that our capital equipment expenditures will continue at similar levels in 2012 compared to 2011.

Financing activities provided cash of $12.6 million in 2011 related to the February 2011 registered direct offering and the initial Aspire Capital investment in November 2011, and financing activities neither used nor provided cash in 2010 and 2009.

Investors in our March 2012 private placement received five-year warrants to purchase an aggregate of 4,347,827 shares of common stock with an exercise price of $2.07 per share. The exercise of such warrants could provide us with cash proceeds.

Investors in our February 2011 registered direct offering received five-year warrants to purchase an aggregate of 1,310,000 shares of common stock with an exercise price of $3.55 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at December 31, 2011.

Investors in our equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the June offering received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents for the June 2007 offering received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. Also, investors that participated in a bridge financing in 2006 received in the June 2007 offering five-year warrants to purchase an aggregate of 132,945 shares of common stock with an exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at December 31, 2011.

In February 2012, we were awarded grant funding aggregating $3.6 million to further advance our MultiStem product programs and cell therapy platform. Specifically, we were awarded a Small Business Innovation Research Fast-Track grant of up to $1.9 million from the National Institute of Neurological Disorders and Stroke to develop MultiStem for the treatment of traumatic brain injury. In addition, our subsidiary based in Belgium was awarded a $1.2 million (€0.9 million) grant from Belgium’s Agency for Innovation by Science and Technology to further develop cell therapy formulations and manufacturing capabilities, as well as funding from a local grant to work in other areas, such as using MultiStem to treat chronic cardiovascular disease.

In October 2011, we entered into an alliance with Fast Forward, a nonprofit subsidiary of the National Multiple Sclerosis Society, pursuant to which Fast Forward will fund the development of MultiStem for the treatment of multiple sclerosis through the filing of an IND. Fast Forward will commit up to $640,000 to fund the advancement of the program to clinical development stage. In return, upon successful achievement of certain development and commercialization milestones, we would remit certain milestone payments to Fast Forward.

Our contractual payment obligations as of December 31, 2011 are as follows:

Payment due by Period

	September 30,	September 30,	September 30,	September 30,	September 30,
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases for facilities and equipment leases	$456,000	$384,000	$72,000	$—	$—

Research funding	135,000	135,000	—	—	—

Total	$591,000	$519,000	$72,000	$—	$—

We lease office and laboratory space under an operating lease. The lease began in 2000 and currently expires in March 2013, and we expect to extend the lease option periods. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we lease office and laboratory space for our Belgian subsidiary that includes options to renew annually through December 2014 and the annual rent is subject to adjustments based on an inflationary index. We executed an option to renew this lease through December 31, 2012. Our annual rent in Belgium was $93,000 in 2011.

The research funding in the table above represents our current funding commitment for a research program that began in 2007 and ends in August 2012.

In connection with our private placement in March 2012, we intend to promptly file a resale registration statement with the SEC for 8,695,654 shares of common stock, which includes all shares of common stock issued in the equity offering in March 2012 and shares of common stock issuable upon exercise of the warrants issued in the offering. If the registration statement is not timely filed, is not declared effective within the requisite time period or, once effective, ceases to remain effective, a 1% cash penalty will be assessed upon a default under the registration rights agreement and for each 30-day period until the default is cured during the first year after the closing of the private placement, capped at 10% the aggregate gross proceeds we received from the private placement. Because the penalty is based on the number of unregistered shares of common stock held by investors in the offering, our maximum penalty exposure will decline over time as investors sell their shares of common stock that are required to be included in the registration statement.

In connection with our private financing in 2007, we filed a resale registration statement with the SEC for 18,508,251 shares of common stock, which includes all shares of common stock issued in the equity offering in June 2007 and shares of common stock issuable upon exercise of the warrants issued in the offering (as well as the 531,781 shares of common stock issued to the bridge investors and the 132,945 shares underlying their warrants). The resale registration statement was declared effective by the SEC on October 18, 2007. Under the registration rights agreement entered into in connection with the offering, subject to certain exceptions, if the resale registration statement ceases to remain effective, a 1% cash penalty will be assessed for each 30-day period until the registration statement becomes effective again, capped at 10% of the aggregate gross proceeds we received from the equity offering. Because the penalty is based on the number of unregistered shares of common stock held by investors in the offering, our maximum penalty exposure will decline over time as investors sell their shares of common stock that were included in the registration statement.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operation and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

A discussion of the material implications of uncertainties associated with the methods, assumptions and estimates underlying our critical accounting polices is as follows:

Revenue Recognition

Our license and collaboration agreements may contain multiple elements, including license and technology access fees, research and development funding, manufacturing revenue, cost-sharing, milestones and royalties. The deliverables under such an arrangement are evaluated under Accounting Standards Codification, or ASC, 605-25, Multiple-Element Arrangements. Effective January 1, 2011, we adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which amended the guidance in ASC 605-25 on the accounting for arrangements involving the delivery of more than one element. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand–alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

We adopted this new accounting standard on a prospective basis for agreements containing multiple elements entered into on or after January 1, 2011, and for any agreements entered into prior to January 1, 2011, but materially modified on or after that date.

The primary impact of adopting the new standard is expected to be the earlier recognition of revenue for multiple element arrangements. The adoption of ASU 2009-13 did not have a material impact on our consolidated results of operations for the year ended December 31, 2011, or on our financial position as of December 31, 2011. The impact of adopting this new accounting standard is dependent on the terms and conditions of any future arrangements that we may enter into that include multiple elements and arrangements entered into prior to January 1, 2011 that are materially modified. Depending on the terms of any such arrangements, the adoption of this accounting standard may have a material impact on our consolidated results of operations or financial position as it may have the potential effect of less revenue deferral for new collaborations than we have historically experienced. We recognized revenue of $7.9 million for the year ended December 31, 2011 and deferred revenue of $3.0 million as of December 31, 2011 pertaining to collaborations which were entered into prior to our adoption of ASU 2009-13 and which were not modified on or after January 1, 2011. The performance period for our multiple elements arrangements will conclude by mid-2012.

For agreements entered into prior to January 1, 2011 and not materially modified thereafter, we continue to apply our prior accounting policy with respect to such arrangements. Under this policy, the deliverables under the arrangement are evaluated to assess whether they have standalone value and objective and reliable evidence of fair value, and if so, are accounted for as a single unit. We then recognize revenue for each unit based on the culmination of the earnings process under ASC 605-S25, issued as Staff Accounting Bulletin, or SAB, Topic 13, and our estimated performance period for the single units of accounting based on the specific terms of each collaborative agreement. We subsequently adjust the estimated performance periods, if appropriate, on a prospective basis based upon available facts and circumstances. Future changes in estimates of the performance period may materially impact the timing of future revenue recognized. Amounts received prior to satisfying the revenue recognition criteria for contract revenues are recorded as deferred revenue in the accompanying balance sheets. Reimbursement amounts (other than those accounted for using collaboration accounting) paid to us are recorded on a gross basis in the statements of operations as contract revenues.

Effective January 1, 2011, we adopted ASU 2010 – 17, Revenue Recognition — Milestone Method. The adoption of the new standard did not have a material impact on our consolidated results of operations for the year ended December 31, 2011 or on our financial position as of December 31, 2011 as we had been recognizing revenue from at-risk, performance milestones that are substantive in the period that the milestone is achieved, as defined in the respective contracts.

We entered into collaboration agreements with Pfizer and RTI that contain multiple elements and deliverables. For a description of the collaboration agreement and the determination of contract revenues, see Note E to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Collaborative Arrangements

Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes. Currently, our only collaboration accounted for on a net basis is our cost-sharing collaboration with Angiotech, which was terminated in 2011.

Clinical Trial Costs

Clinical trial costs are accrued based on work performed by outside contractors, who manage and perform the trials. We obtain initial estimates of total costs based on enrollment of subjects, project management estimates and other activities. Actual costs are typically charged to us and recognized as the tasks are completed by the contractor, and if we are invoiced based on progress payments as opposed to actual costs, we develop estimates of work completed to date. Accrued clinical trial costs may be subject to revisions as clinical trials progress, and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

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

Recently Issued Accounting Standards Not Yet Adopted at December 31, 2011

In May 2011, the Financial Accounting Standards Board, or FASB, issued changes to fair value measurement. This change clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This requires changes in presentation only and we do not expect it will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These forward-looking statements relate to, among other things, the expected timetable for development of our product candidates, our growth strategy, and our future financial performance, including our operations, economic performance, financial condition, prospects, and other future events. We have attempted to identify forward-looking statements by using such words as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “suggest,” “will,” or other similar expressions. These forward-looking statements are only predictions and are largely based on our current expectations. These forward-looking statements appear in a number of places in this annual report.

In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as human therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:

•	uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem for the treatment of IBD, AMI, stroke and other disease indications, and the prevention of GvHD;

•	our ability to raise capital to fund our operations;

•	final results from our MultiStem clinical trials;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreement;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors; and

•	the risks mentioned elsewhere in this annual report on Form 10-K under Item 1A, “Risk Factors.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities. As of December 31, 2011, all of our investments were in United States government obligations. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At December 31, 2011, we had no such arrangements and therefor, no borrowings outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Athersys, Inc.

Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Athersys, Inc.

We have audited the accompanying consolidated balance sheets of Athersys, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Athersys, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

March 27, 2012

Athersys, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	September 30,	September 30,
	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$8,785	$2,105
Available-for-sale securities	3,999	13,076
Accounts receivable	689	2,328
Receivable from Angiotech	—	106
Prepaid clinical trial costs	629	—
Prepaid expenses and other	304	329

Total current assets	14,406	17,944

Equipment, net	1,267	955
Other assets	28	207

Total assets	$15,701	$19,106

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,301	$1,498
Accrued compensation and related benefits	444	580
Accrued clinical trial costs	872	207
Accrued expenses	663	1,012
Deferred revenue	3,140	5,541

Total current liabilities	7,420	8,838

Deferred revenue	—	1,263
Warrant liability	983	—

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,487,260 and 18,930,678 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	24	19
Additional paid-in capital	226,206	214,174
Accumulated other comprehensive income	28	26
Accumulated deficit	(218,960)	(205,214)

Total stockholders’ equity	7,298	9,005

Total liabilities and stockholders’ equity	$15,701	$19,106

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues
Contract revenue	$9,015	$6,685	$1,079
Grant revenue	1,329	2,254	1,080

Total revenues	10,344	8,939	2,159

Costs and expenses
Research and development (including stock compensation expense of $205, $545 and $1,296 in 2011, 2010 and 2009, respectively)	18,930	14,779	11,920
General and administrative (including stock compensation expense of $347, $921 and $1,512 in 2011, 2010 and 2009, respectively)	4,916	5,387	5,621
Depreciation	278	284	233

Total costs and expenses	24,124	20,450	17,774

Loss from operations	(13,780)	(11,511)	(15,615)
Other expense, net	(51)	(69)	(126)
Interest income	85	203	375

Net loss	$(13,746)	$(11,377)	$(15,366)

Basic and diluted net loss per common share	$(0.59)	$(0.60)	$(0.81)

Weighted average shares outstanding, basic and diluted	23,239,019	18,929,749	18,928,379

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Stated Value	Number of Shares	Par Value	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2009	—	$—	18,927,988	$19	$209,895	$120	$(178,471)	$31,563
Stock based compensation	—	—	—	—	2,808	—	—	2,808
Issuance of common stock	—	—	1,345	—	1	—	—	1
Comprehensive loss:
Net loss	—	—	—	—	—	—	(15,366)	(15,366)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(49)	—	(49)

Total comprehensive loss								(15,415)

Balance at December 31, 2009	—	—	18,929,333	19	212,704	71	(193,837)	18,957
Stock based compensation	—	—	—	—	1,466	—	—	1,466
Issuance of common stock	—	—	1,345	—	4	—	—	4
Comprehensive loss:
Net loss	—	—	—	—	—	—	(11,377)	(11,377)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(45)	—	(45)

Total comprehensive loss								(11,422)

Balance at December 31, 2010	—	—	18,930,678	19	214,174	26	(205,214)	9,005
Stock based compensation	—	—	—	—	552	—	—	552
Issuance of common stock, net of issuance costs	—	—	5,556,582	5	11,480	—	—	11,485
Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,746)	(13,746)
Unrealized gain on available-for-sale securities	—	—	—	—	—	2	—	2

Total comprehensive loss								(13,744)

Balance at December 31, 2011	—	$—	24,487,260	$24	$226,206	$28	$(218,960)	$7,298

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(13,746)	$(11,377)	$(15,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	278	284	233
Gain on sale of equipment	—	—	(21)
Realized gain on available-for-sale securities	(55)	—	—
Stock-based compensation	552	1,466	2,808
Issuance of common stock to former lenders	683	—	—
Change in fair value of warrant liability	(812)	—	—
Amortization of premium on available-for-sale securities and other	58	225	305
Changes in operating assets and liabilities:
Accounts receivable	1,639	(1,976)	(92)
Receivable from Angiotech	106	123	5
Prepaid expenses and other assets	(511)	(63)	449
Accounts payable and accrued expenses	983	562	479
Deferred revenue	(3,664)	165	6,581

Net cash used in operating activities	(14,489)	(10,591)	(4,619)

Investing activities
Purchase of available-for-sale securities	(12,508)	(8,834)	(11,692)
Proceeds from maturities of available-for-sale securities	21,672	10,753	15,300
Investment in privately-held company	—	—	(14)
Proceeds from sale of equipment	—	—	21
Purchases of equipment	(590)	(390)	(381)

Net cash provided by investing activities	8,574	1,529	3,234

Financing activities
Proceeds from issuance of common stock and warrants, net	12,595	—	—

Net cash provided by financing activities	12,595	—	—

Increase (decrease) in cash and cash equivalents	6,680	(9,062)	(1,385)
Cash and cash equivalents at beginning of year	2,105	11,167	12,552

Cash and cash equivalents at end of year	$8,785	$2,105	$11,167

See accompanying notes.

Athersys, Inc.

Notes to Consolidated Financial Statements

A. Background

We are an international biopharmaceutical company that is focused in the field of regenerative medicine. We have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple areas. Our current clinical development programs are focused on treating cardiovascular disease, neurological conditions, inflammatory & immune disorders, and other conditions. Operations consist primarily of research and product development activities in one business segment.

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

Revenue Recognition

Our license and collaboration agreements may contain multiple elements, including license and technology access fees, research and development funding, manufacturing revenue, cost-sharing, milestones and royalties. The deliverables under such an arrangement are evaluated under Accounting Standards Codification (“ASC”) 605-25, Multiple-Element Arrangements. Effective January 1, 2011, we adopted ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amended the guidance in ASC 605-25 on the accounting for arrangements involving the delivery of more than one element. Pursuant to the new standard, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting based on whether the deliverable has “stand–alone value” to the customer. The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

We adopted this new accounting standard on a prospective basis for agreements containing multiple elements entered into on or after January 1, 2011, and for any agreements entered into prior to January 1, 2011, but materially modified on or after that date.

The primary impact of adopting the new standard is expected to be the earlier recognition of revenue for multiple element arrangements. The adoption of ASU 2009-13 did not have a material impact on our consolidated results of operations for the year ended December 31, 2011, or on our financial position as of December 31, 2011. The impact of adopting this new accounting standard is dependent on the terms and conditions of any future arrangements that we may enter into that include multiple elements and arrangements entered into prior to January 1, 2011 that are materially modified. Depending on the terms of any such arrangements, the adoption of this accounting standard may have a material impact on our consolidated results of operations or financial position as it may have the potential effect of less revenue deferral for new collaborations than we have historically experienced. We recognized revenue of $7.9 million for the year ended December 31, 2011 and deferred revenue of $3.0 million as of December 31, 2011 pertaining to collaborations which were entered into prior to our adoption of ASU 2009-13 and which were not modified on or after January 1, 2011. The performance period for our multiple elements arrangements will conclude by mid-2012.

For agreements entered into prior to January 1, 2011 and not materially modified thereafter, we continue to apply our prior accounting policy with respect to such arrangements. Under this policy, the deliverables under the arrangement are evaluated to assess whether they have standalone value and objective and reliable evidence of fair value, and if so, are accounted for as a single unit. We then recognize revenue for each unit based on the culmination of the earnings process under ASC 605-S25, issued as Staff Accounting Bulletin (“SAB”) Topic 13, and our estimated performance period for the single units of accounting based on the specific terms of each collaborative agreement. We subsequently adjust the estimated performance periods, if appropriate, on a prospective basis based upon available facts and circumstances. Future changes in estimates of the performance period may materially impact the timing of future revenue recognized. Amounts received prior to satisfying the revenue recognition criteria for contract revenues are recorded as deferred revenue in the accompanying balance sheets. Reimbursement amounts (other than those accounted for using collaboration accounting) paid to us are recorded on a gross basis in the statements of operations as contract revenues.

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

Effective January 1, 2011, we adopted ASU 2010 – 17, Revenue Recognition — Milestone Method. The adoption of the new standard did not have a material impact on our consolidated results of operations for the year ended December 31, 2011 or on our financial position as of December 31, 2011 as we had been recognizing revenue from at-risk, performance milestones that are substantive in the period that the milestone is achieved, as defined in the respective contracts.

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

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

B. Accounting Policies, continued

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

Collaborative Arrangements

Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes. Our only collaboration accounted for on a net basis was our cost-sharing collaboration with Angiotech Pharmaceuticals, Inc. (“Angiotech”), which was terminated in 2011.

Clinical Trial Costs

Clinical trial costs are accrued based on work performed by outside contractors, who manage and perform the trials. We obtain initial estimates of total costs based on enrollment of subjects, project management estimates and other activities. Actual costs are typically charged to us and recognized as the tasks are completed by the contractor, and if we are invoiced based on progress payments as opposed to actual costs, we develop estimates of work completed to date. Accrued clinical trial costs may be subject to revisions as clinical trials progress, and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

Royalties

We may be required to make future royalty payments to certain parties based on product sales under license agreements. We did not pay any royalties during the three-year period ended December 31, 2011.

Investments in Available-for-Sale Securities

We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investments typically consist of United States government obligations and corporate debt securities, which are classified as available-for-sale and are valued based on quoted prices in active markets for identical assets (Level 1). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of applicable tax, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income. None of our financial assets are in markets that are not active.

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

Long-Lived Assets

Equipment is stated at acquired cost less accumulated depreciation. Laboratory and office equipment are depreciated on the straight-line basis over the estimated useful lives (three to ten years). Leasehold improvements are amortized over the shorter of the lease term or estimated useful life.

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

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

B. Accounting Policies, continued

Patent Costs and Rights

Costs of prosecuting and maintaining patents and patent rights are expensed as incurred. As of December 31, 2011, we have filed for broad intellectual property protection on our proprietary technologies. We currently have numerous United States patent applications and corresponding international patent applications related to our technologies, as well as many issued United States and international patents.

Comprehensive Income (Loss)

Unrealized gains and losses on our available-for-sale securities are the only components of accumulated other comprehensive income. Total comprehensive income or loss is disclosed in the consolidated statement of stockholders’ equity.

Concentration of Credit Risk

Accounts receivable are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2011, one customer accounted for 68% of accounts receivable. We do not require collateral from our customers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

We recognize stock-based compensation expense on the straight-line method and use a Black-Scholes option-pricing model to estimate the fair value of option awards. The expected term of options granted represent the period of time that option grants are expected to be outstanding. We use the “simplified” method to calculate the expected life of option grants given our limited history of exercise activity and beginning in 2010, determine volatility by using our historical stock volatility. Prior to 2010, we determined volatility by using the historical stock volatility of other companies with similar characteristics since we did not have meaningful historical volatility of our own stock at that time. The fair value of our restricted stock units are equal to the closing price of our common stock on the date of grant and is expensed over the vesting period on a straight-line basis. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

B. Accounting Policies, continued

The following weighted-average input assumptions were used in determining the fair value of the Company’s stock-based compensation awards:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009

Volatility	125.7%	119.5%	89.5%
Risk-free interest rate	1.5%	1.0%	2.4%
Expected life of option	5.96 years	4.09 years	5.01 years
Expected dividend yield	0.0%	0.0%	0.0%

Income Taxes

Deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the tax rate and laws currently in effect. We evaluate our deferred income taxes to determine if a valuation allowance should be established against the deferred tax assets or if the valuation allowance should be reduced based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard.

We had no liability for uncertain income tax positions as of December 31, 2011 and 2010. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization.

Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding options and warrants that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

•	Outstanding stock options and restricted stock units to purchase 4,538,901, 4,308,013 and 4,001,149 shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively; and

•	Warrants to purchase 6,435,496, 5,125,496, and 5,125,496 shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentations.

Recently Issued Accounting Standards Not Yet Adopted at December 31, 2011

In May 2011, the Financial Accounting Standards Board (“FASB) issued changes to fair value measurement. This change clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This requires changes in presentation only and we do not expect it will have a material impact on its consolidated financial statements.

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

C. Equipment

	September 30,	September 30,
	December 31,
	2011	2010
Equipment consists of (in thousands):
Laboratory equipment	$6,430	$5,915
Office equipment and leasehold improvements	3,806	3,731

	10,236	9,646
Accumulated depreciation	(8,969)	(8,691)

	$1,267	$955

D. Financial Instruments

Investments in Available-for-Sale Securities

Our available-for-sale securities typically include United States government obligations and corporate debt securities. As of December 31, 2011, all of our investments were in United States government obligations, including government-backed agencies.

The following is a summary of available-for-sale securities (in thousands) at December 31, 2011 and 2010, respectively:

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
December 31, 2011:
United States government obligations, including government-backed agencies	$3,999	$—	$—	$3,999

December 31, 2010:
United States government obligations, including government-backed agencies	$11,034	$—	$23	$11,057
Corporate debt securities	2,016	—	3	2,019

	$13,050	$—	$26	$13,076

We had $55,000 in realized gains during the year ended December 31, 2011 and no realized losses on the sale of available-for-sale securities for any of the periods presented. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. The net unrealized gain on available-for-sale securities was $0 and $26,000 as of December 31, 2011 and 2010, respectively.

The amortized cost of and estimated fair value of available-for-sale securities at December 31, 2011 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

	September 30,	September 30,
	December 31, 2011
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,999	$3,999

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

D. Financial Instruments, continued

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as follows: (in thousands):

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$3,999	$3,999	$—	$—
Warrant liability	$983	$—	$—	$983

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$13,076	$13,076	$—	$—

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

Fair value is based upon quoted market prices in active markets for our level 1 investments. The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently adjusted to its fair value at each financial reporting date with a corresponding entry to the statement of operations. The fair value of the warrants is estimated using the expected volatility based on the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization, using a Black-Scholes valuation model with the following inputs at December 31, 2011:

September 30,
Exercise price	$3.55
Market value of stock at end of period	$1.73
Expected volatility	79.6%
Risk-free interest rate	0.83%
Expected life (in years)	4.09

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

September 30,
Year ended December 31, 2011
Balance January 1, 2011	$0
Issuance of warrants February 2011	1,795
Gain included in other expense, net for the period	(812)

Balance December 31, 2011	$983

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

D. Financial Instruments, continued

Financing Arrangements

We lease office and laboratory space under an operating lease. The lease began in 2000 and currently expires in March 2013, and we expect to extend the lease option periods. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we lease office and laboratory space for our Belgian subsidiary, which includes options to renew annually through December 2014, subject to adjustments based on an inflationary index, and the lease included an option to expand that was exercised in 2009. We executed an option to renew this lease through December 31, 2012. Our annual rent in Belgium was $93,000 in 2011.

Aggregate rent expense was approximately $397,000, $387,000 and $337,000 in 2011, 2010 and 2009, respectively. The future annual minimum lease commitments at December 31, 2011 are approximately $384,000 for 2012 and $72,000 for 2013.

Our former lenders retain a right to receive remaining milestone payments up to $1.3 million as of December 31, 2011 (from an original amount of $2.25 million) upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds above $5.0 million in cumulative gross proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. In 2011, $910,000 of milestone payments were paid to the lenders, 75% of which was paid in stock, and expensed. No amounts were recorded for the milestone in December 31, 2010 or 2009. We paid no interest during the three years ended December 31, 2011.

E. Collaborations and Revenue Recognition

Pfizer

In December 2009, we entered into a collaboration with Pfizer Inc. (“Pfizer”) to develop and commercialize MultiStem to treat inflammatory bowel disease (“IBD”) for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front license and technology access payment of $6.0 million from Pfizer and receive research funding and support. In addition, we are also eligible to receive milestone payments upon the successful achievement of certain development, regulatory and commercial milestones, for which we evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs. In concluding that each milestone is substantive, we considered factors such as whether the associated consideration fairly represents either the level of effort required to reach the milestone or the value added to the product based on the achievement of such milestone. No significant revenue for milestones was recognized in 2011, 2010 or 2009.

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

We evaluated the facts and circumstances of the agreement and determined the Pfizer agreement had obligations constituting deliverables and concluded that it had multiple deliverables, including deliverables relating to the grant of a license and access to our technology, performance of research and development services, and performance of certain manufacturing services, and concluded that these deliverables should be combined into a single unit of accounting, and further concluded that our participation on a joint steering committee was primarily for governance—type activities and did not represent a substantive obligation or deliverable. We are recognizing the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which began in December 2009 and is estimated to be completed in 2012, and we are recognizing manufacturing revenue beginning upon the culmination of the earnings process and amortizing it over the remainder of the performance period of the bundled unit of accounting. The prepaid license and technology access fee and the prepaid research and development funding are recorded as deferred revenue and amortized on a straight-line basis over the performance period.

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

Angiotech

In November 2011, we reached an agreement with Angiotech Pharmaceuticals, Inc. (“Angiotech”) to terminate the collaboration agreement and license between the parties, reflecting a change in Angiotech’s business and financial strategy. As a result of the termination, we regained ownership of all rights for developing our stem cell technologies and products for cardiovascular disease indications such as acute myocardial infarction (“AMI”), and Angiotech no longer has any license rights with respect to our technologies. Angiotech made its final cost-sharing payment in 2011 in connection with collaboration activities and has no further obligations to us.

In the case of a new AMI collaboration, Angiotech will be entitled to a future payment from us equal to a percentage of cash license fee payments we receive within the first six months from a third-party related to such AMI collaboration, and is not entitled to other downstream payments. The future payment, if any, will be either (i) 25% of third-party license fees if an AMI collaboration is established prior to the initiation of enrollment in a Phase II AMI clinical trial and within 12 months of the termination agreement, or (ii) 15% of third-party license fees if an AMI collaboration is established after the initiation of enrollment in a Phase II AMI clinical trial, but before we have spent $5.0 million on the clinical trial, and within 24 months of the termination agreement, or (iii) 10% of third-party license fees up to a maximum of $5.0 million to Angiotech if an AMI collaboration is established after the initiation of enrollment in a Phase II AMI clinical trial, and after we have spent $5.0 million on the clinical trial, and within 36 months of the termination agreement.

Prior to the termination of the collaboration, our clinical costs were recorded net of Angiotech’s cost-share reimbursements, which amounted to $312,000, $628,000 and $847,000 in 2011, 2010 and 2009, respectively. The amount due from Angiotech was $0 and $106,000 at December 31, 2011 and 2010, respectively, and is disclosed separately on the balance sheet.

RTI Biologics, Inc.

In September 2010, we entered into an agreement with RTI Biologics, Inc. (“RTI”), a provider of orthopedic and other biologic implants, under which we provided RTI a license to our Multipotent Adult Progenitor Cell (“MAPC”) technologies to enable RTI to develop and commercialize MAPC technology-based biologic implants exclusively for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we will receive a $5.0 million license fee in installments, of which $3.0 million is guaranteed and $2.0 million is contingent on future milestone events. The $3.0 million in guaranteed fees were received in 2010 and 2011. We are also eligible to receive milestone payments upon the successful achievement of certain development and commercial milestones, in addition to the $2.0 million contingent license fee payments. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which each underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies. No milestone or royalty revenue was recognized in 2011 or 2010.

We evaluated the facts and circumstances and determined the RTI agreement had obligations constituting deliverables and concluded that it has multiple deliverables, including deliverables relating to the grant of a license to our technology and performance of research and development services, and concluded that these deliverables should be combined into a single unit of accounting. We recognized the $3.0 million guaranteed license fee ratably on a straight-line basis over the estimated performance period, which began in September 2010 and was completed in the fourth quarter of 2011.

F. Capitalization and Warrant Liability

Capitalization

At December 31, 2011, we had 100.0 million shares of common stock and 10.0 million shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2011.

The following shares of common stock were reserved for future issuance (in thousands):

	September 30,	September 30,
	December 31
	2011	2010
Stock-based compensation plans	5,500	4,500
Warrants to purchase common stock — 2007 offering	4,976	4,976
Warrants to purchase common stock — Lenders	149	149
Warrants to purchase common stock — 2011 offering	1,310	—

	11,935	9,625

In March 2012, we completed a private placement financing generating net proceeds of approximately $8.0 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. We intend to promptly file a resale registration statement with the SEC for 8,695,654 shares of common stock, which includes all shares of common stock issued in the equity offering and shares of common stock issuable upon exercise of the warrants issued in the offering. In connection with this offering, our former lenders were entitled to a milestone payment in the amount of $0.9 million, of which 75% was settled through the issuance of our common stock at $1.94 per share to the former lenders at our election.

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital Fund, LLC (“Aspire Capital”) is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and the terms and conditions set forth therein. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share, and received 266,667 additional shares as compensation for its commitment. In connection with this initial investment, our former lenders were entitled to a milestone payment in the amount of $100,000, of which $25,000 was paid in cash and $75,000 was paid through the issuance of our common stock to the former lenders at our election at $1.50 per share in November 2011. In 2012, we sold an additional 200,000 shares to Aspire Capital at an average price of $1.85 per share and made milestone payments to our former lenders amounting to $37,000, of which $9,000 was paid in cash and $28,000 was paid through the issuance of our common stock to the former lenders at our election. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital, until the earlier of the 180th day after the closing date or the 30th day after the resale registration statement covering the resale of the shares sold in the financing is declared effective.

In February 2011, we completed a registered direct offering with net proceeds of $11.8 million through the issuance of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination. In connection with this offering, our former lenders were entitled to a milestone payment under this obligation in the amount of $810,000, of which $202,500 was paid in cash and $607,500 was paid through the issuance of our common stock to the former lenders at $2.96 per share.

Warrant Liability

We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Registered common stock warrants that could require cash settlement are accounted for as liabilities. We classify these warrant liabilities on the consolidated balance sheet as a non-current liability, which is revalued at fair value at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes valuation model to value the warrant liability at its fair value. Changes in the fair market value of the warrant are reflected in the consolidated statement of operations as other income (expense).

The warrants we issued in the February 2011 registered direct offering contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black Scholes value of the remaining unexercised portion of the warrant. As the warrant holder’s put option to settle in cash is not within our control in all circumstances, these warrants represent liabilities.

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

The warrants issued in February 2011 have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at the date of issuance of $1,795,000 and $983,000 at December 31, 2011.

G. Stock-Based Compensation

We have two incentive plans that authorized an aggregate of 5,500,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards to qualified employees, directors and consultants.

As of December 31, 2011, a total of 962,174 shares were available for issuance under our equity compensation plans and options to purchase 4,538,901 shares of common stock were outstanding (including 39,300 of restricted stock units and certain assumed options from 2007 covering 1,075 shares). We recognized $552,000, $1,466,000 and $2,808,000 of stock-based compensation expense in 2011, 2010 and 2009, respectively, which included approximately $264,000 in 2009 related to a change in estimate of our forfeiture rate.

Stock Options

The weighted average fair value of options granted in 2011, 2010 and 2009 was $2.30, $2.22 and $2.04 per share, respectively. The total fair value of options vested during 2011, 2010 and 2009 was $570,000, $1,835,000 and $2,257,000, respectively. At December 31, 2011, total unrecognized estimated compensation cost related to unvested stock options was approximately $701,000, which is expected to be recognized by the end of 2015 using the straight-line method. The weighted average contractual life of unvested options at December 31, 2011 was 6.94 years. There is no aggregate intrinsic value of fully vested option shares and option shares expected to vest as of December 31, 2011 since the market value was less than the exercise price of the options at the end of the year.

A summary of our stock option activity and related information is as follows:

	September 30,	September 30,
	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2009	3,738,473	$5.07
Granted	272,000	3.17
Exercised	—	—
Forfeited / Terminated / Expired	(9,324)	8.26

Outstanding December 31, 2009	4,001,149	4.94
Granted	390,437	2.96
Exercised	—	—
Forfeited / Expired	(83,573)	6.39

Outstanding December 31, 2010	4,308,013	4.73
Granted	213,588	2.61
Exercised	—	—
Forfeited / Expired	(22,000)	3.46

Outstanding December 31, 2011	4,499,601	$4.63

Vested during 2011	269,909	$2.87
Vested and exercisable at December 31, 2011	4,182,010	$4.78

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.23 – 2.96	632,526	6.06	$2.46	384,495	4.95	$2.41

$3.10 – 5.00	3,671,000	4.60	$4.90	3,601,440	4.61	$4.93

$5.28 – 7.80	195,000	5.17	$6.25	195,000	5.17	$6.25

$90.66	1,075	1.39	$90.66	1,075	1.39	$90.66

	4,499,601			4,182,010

Restricted Stock Units

A summary of our restricted stock unit activity and related information is as follows:

	September 30,	September 30,
	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding December 31, 2010	—	$—
Granted	39,300	2.69
Exercised	—	—
Forfeited / Expired	—	—

Outstanding December 31, 2011	39,300	$2.69

Vested during 2011	—	$—
Vested and exercisable at December 31, 2011	—	$—

The weighted average fair value of restricted stock units granted in 2011 was $2.69 per share. No restricted stock units vested during 2011. At December 31, 2011, total unrecognized estimated compensation cost related to unvested restricted stock units was approximately $90,000, which is expected to be recognized by the end of 2015 using the straight-line method.

H. Income Taxes

We had net operating loss and research and development tax credit carryforwards of approximately $54,918,000 and $4,176,000, respectively, at December 31, 2011, and approximately $40,526,000 and $2,990,000, respectively at December 31, 2010. Such losses and credits may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2027 and 2031.

We have net operating loss carryforwards of approximately $7,162,000 (“Pre-Merger NOL”) that are limited for use under Section 382 of the Internal Revenue Code to an annual net operating loss carryforward of $464,000. The Pre-Merger NOL may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2012 and 2027.

Significant components of our deferred tax assets are as follows (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010

Net operating loss carryforwards	$18,672	$13,779
Net operating loss carryforwards — Pre-Merger NOL	2,435	2,593
Research and development credit carryforwards	4,176	2,990
License fee	684	1,292
Compensation expense	2,828	2,715
Other	477	539

Total deferred tax assets	29,272	23,908
Valuation allowance for deferred tax assets	(29,272)	(23,908)

Net deferred tax assets	$—	$—

Athersys, Inc.

Notes to Consolidated Financial Statements (continued)

Because of our cumulative losses, the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2011.

I. Profit Sharing Plan and 401(k) Plan

We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We began making employer contributions to this plan in 2011 for which the expense was approximately $88,000 in 2011, and zero in 2010 and 2009.

J. Quarterly Financial Data (unaudited)

The following table presents quarterly data for the years ended December 31, 2011 and 2010, in thousands, except per share data:

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Revenues	$2,990	$2,435	$2,354	$2,565	$10,344
Net loss	$(3,930)	$(3,223)	$(2,341)	$(4,252)	$(13,746)

Basic and diluted net loss per common share	$(0.18)	$(0.14)	$(0.10)	$(0.18)	$(0.59)

	September 30,	September 30,	September 30,	September 30,	September 30,
	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Revenues	$1,740	$1,871	$1,996	$3,332	$8,939
Net loss	$(2,561)	$(3,077)	$(3,688)	$(2,051)	$(11,377)

Basic and diluted net loss per common share	$(0.14)	$(0.16)	$(0.19)	$(0.11)	$(0.60)

Due to the effect of quarterly changes to outstanding shares of common stock and weightings, the annual loss per share will not necessarily equal the sum of the respective quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, these officers have concluded that as of December 31, 2011, our disclosure controls and procedures are effective.

Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in internal control: During the fourth quarter of 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 24, 2012, the Board of Directors of the Company, upon the recommendation of the Compensation Committee of the Board of Directors of the Company, approved a cash bonus incentive plan, or the Plan, for the year ended December 31, 2012 for the named executive officers of the Company. The Plan provides that each participant is eligible to earn a bonus during the award term of January 1, 2012 through December 31, 2012. The Plan provides for the following target bonus percentages of the named executive officer’s salary during the award term, weighted as set forth below on the achievement of specified corporate goals, with the remainder based on individual/functional performance. The corporate goals include advancing the Company’s clinical programs for MultiStem, executing against the established operating plan and capital acquisition objectives, and advancement of strategic partnership and program activities. There is no formally adopted plan document for the Plan.

	September 30,	September 30,
Title	Target Bonus	Weighting on Corporate Goals
Chief Executive Officer	40%	100%
President & Chief Operating Officer	33%	80%
Executive Vice President & Chief Scientific Officer	33%	80%
Executive Vice President, Regenerative Medicine	30%	60%
Vice President of Finance	25%	60%

A summary of the plan is attached to this annual report on Form 10-K as Exhibit 10.36 and is hereby incorporated herein by reference thereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Athersys’ directors, including the identification of the audit committee and the audit committee financial expert, is incorporated by reference to the information contained in Athersys’ Proxy Statement with respect to the 2012 Annual Meeting of Stockholders, or the 2012 Proxy Statement, under the headings “Election of Directors” and “The Board of Directors and its Committees”. Information concerning executive officers is contained in Item 3A of Part I of this annual report on Form 10-K under the heading “Executive Officers of the Registrant”.

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

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

The information regarding executive officer and director compensation is incorporated by reference to the information contained in the 2012 Proxy Statement under the heading “Executive Compensation”.

The compensation committee report is incorporated by reference to the information contained in the 2012 Proxy Statement under the heading “Compensation Committee Report”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the 2012 Proxy Statement under the heading “Beneficial Ownership of Common Stock”.

The information regarding compensation plans under which equity securities we authorized for issuance is incorporated by reference to the information contained in the 2012 Proxy Statement under the heading “Equity Compensation Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in the 2012 Proxy Statement under the heading “The Board of Directors and its Committees”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2011 and 2010 and the pre-approval policies and procedures of the audit committee is incorporated by reference to the information contained in the 2012 Proxy Statement under the heading “Ratification of the Appointment of Independent Auditors”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of Athersys, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for each of the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flow for each of the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are not applicable and, therefore, omitted.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Athersys, Inc., as amended as of August 31, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-3/A (Registration No. 333-144433) filed with the Commission on October 10, 2007)

3.2	Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007)

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 28, 2011)

10.1*	Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*	Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3*	Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

Exhibit No.	Exhibit Description
10.4	License Agreement, effective as of May 5, 2006, by and between Athersys, Inc. and Angiotech (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.5	Sublicense Agreement, effective as of May 5, 2006, by and between Athersys, Inc. and Angiotech (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.6	Amended and Restated Registration Rights Agreement, dated as of April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.7	Amendment No. 1 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of January 29, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 2 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of November 19, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, as amended, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10†	Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	Loan and Security Agreement, and Supplement, dated as of November 2, 2004, by and among Athersys, Inc., Advanced Biotherapeutics, Inc., Venture Lending & Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on November 14, 2007)

10.12	Second Amendment to Loan and Security Agreement, dated as of October 30, 2007, by and among ABT Holding Company, Advanced Biotherapeutics, Inc., Venture Lending and Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on November 14, 2007)

10.13	Amendment to Loan and Security Agreement, dated as of September 29, 2006, by and among Athersys, Inc., Advanced Biotherapeutics, Inc., Venture Lending & Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.14†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit No.	Exhibit Description
10.15†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.19†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20†	Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22†	Employment Agreement, dated as of October 3, 2003, by and between Advanced Biotherapeutics, Inc. and Robert Deans, Ph.D. (incorporated herein by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.23†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.24†	Non-Competition and Confidentiality Agreement, dated as of October 3, 2003, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.25†	Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit No.	Exhibit Description
10.26†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.27†	Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.28†	Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.29†	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.30	Securities Purchase Agreement, dated as of June 8, 2007, by and among Athersys, BTHC VI, Inc. and Investors (as defined therein) (incorporated herein by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.31*	Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.32*	Strategic Alliance Agreement, by and between Athersys, Inc. and Angiotech, dated as of May 5, 2006 (incorporated herein by reference to Exhibit 10.35 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on October 9, 2007)

10.33	Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.34	Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.35†	Summary of Athersys, Inc. 2011 Cash Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.36†	Summary of Athersys, Inc. 2012 Cash Bonus Incentive Plan

10.37*	Collaboration and License Agreement, dated as of December 18, 2009, by and between Athersys, Inc., ABT Holding Company, and Pfizer (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

Exhibit No.	Exhibit Description
10.38*	Stand-by License Agreement, dated as of December 18, 2009, by and between Regents of the University of Minnesota, ABT Holding Company and Pfizer (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.39	Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.40	Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.41*	License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2010)

10.42†	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.43†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.44†	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2011

10.45†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.46	Common Stock Purchase Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 14, 2011)

10.47	Termination Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and ABT Holding Company (f/k/a Athersys, Inc.) and Angiotech (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 14, 2011)

10.48	First Amendment to Common Stock Purchase Agreement, dated as of November 17, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.47 to the registrant’s Registration Statement on Form S-1(Commission No. 333-178418) filed with the Commission on December 9, 2011)

Exhibit No.	Exhibit Description
10.49†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.50	Registration Rights Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 14, 2011)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC

†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 27, 2012.

ATHERSYS, INC.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gil Van Bokkelen	Chief Executive Officer and
Gil Van Bokkelen	Chairman of the Board of Directors (Principal Executive Officer)	March 27 , 2012

/s/ Laura K. Campbell	Vice President of Finance
Laura K. Campbell	(Principal Financial Officer and Principal Accounting Officer)	March 27, 2012

*	Executive Vice President,
John J. Harrington	Chief Scientific Officer and Director	March 27, 2012

*
Lorin J. Randall	Director	March 27, 2012

*
George M. Milne, Jr.	Director	March 27, 2012

*
Jack L. Wyszomierski	Director	March 27, 2012

*
Lee Babiss	Director	March 27, 2012

*
Ismail Kola	Director	March 27, 2012

*	Gil Van Bokkelen, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Athersys, Inc., as amended as of August 31, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-3/A (Registration No. 333-144433) filed with the Commission on October 10, 2007)

3.2	Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007)

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 28, 2011)

10.1*	Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*	Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3*	Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.4	License Agreement, effective as of May 5, 2006, by and between Athersys, Inc. and Angiotech (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.5	Sublicense Agreement, effective as of May 5, 2006, by and between Athersys, Inc. and Angiotech (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.6	Amended and Restated Registration Rights Agreement, dated as of April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.7	Amendment No. 1 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of January 29, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 2 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of November 19, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, as amended, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit No.	Exhibit Description
10.9	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10†	Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	Loan and Security Agreement, and Supplement, dated as of November 2, 2004, by and among Athersys, Inc., Advanced Biotherapeutics, Inc., Venture Lending & Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on November 14, 2007)

10.12	Second Amendment to Loan and Security Agreement, dated as of October 30, 2007, by and among ABT Holding Company, Advanced Biotherapeutics, Inc., Venture Lending and Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on November 14, 2007)

10.13	Amendment to Loan and Security Agreement, dated as of September 29, 2006, by and among Athersys, Inc., Advanced Biotherapeutics, Inc., Venture Lending & Leasing IV, Inc., and Costella Kirsch IV, L.P. (incorporated herein by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.14†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.15†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.19†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit No.	Exhibit Description
10.20†	Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22†	Employment Agreement, dated as of October 3, 2003, by and between Advanced Biotherapeutics, Inc. and Robert Deans, Ph.D. (incorporated herein by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.23†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.24†	Non-Competition and Confidentiality Agreement, dated as of October 3, 2003, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.25†	Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.26†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.27†	Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.28†	Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.29†	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.30	Securities Purchase Agreement, dated as of June 8, 2007, by and among Athersys, BTHC VI, Inc. and Investors (as defined therein) (incorporated herein by reference to Exhibit 10.33 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

Exhibit No.	Exhibit Description
10.31*	Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.32*	Strategic Alliance Agreement, by and between Athersys, Inc. and Angiotech, dated as of May 5, 2006 (incorporated herein by reference to Exhibit 10.35 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on October 9, 2007)

10.33	Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.34	Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.35†	Summary of Athersys, Inc. 2011 Cash Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.36†	Summary of Athersys, Inc. 2012 Cash Bonus Incentive Plan

10.37*	Collaboration and License Agreement, dated as of December 18, 2009, by and between Athersys, Inc., ABT Holding Company, and Pfizer (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.38*	Stand-by License Agreement, dated as of December 18, 2009, by and between Regents of the University of Minnesota, ABT Holding Company and Pfizer (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.39	Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.40	Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.41*	License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2010)

10.42†	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

Exhibit No.	Exhibit Description
10.43†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.44†	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2011

10.45†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.46	Common Stock Purchase Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 14, 2011)

10.47	Termination Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and ABT Holding Company (f/k/a Athersys, Inc.) and Angiotech (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 14, 2011)

10.48	First Amendment to Common Stock Purchase Agreement, dated as of November 17, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.47 to the registrant’s Registration Statement on Form S-1 (Commission No. 333-178418) filed with the Commission on December 9, 2011)

10.49†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.50	Registration Rights Agreement, dated as of November 11, 2011, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 14, 2011)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC

†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants