Form 10-Q
period 2012-03-31
ATHERSYS, INC / NEW
filed 2012-05-14
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 1, 2012 was 29,398,024.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$14,775	$8,785
Available-for-sale securities	999	3,999
Accounts receivable	399	689
Prepaid clinical trial costs	537	629
Prepaid expenses and other	256	304

Total current assets	16,966	14,406

Equipment, net	1,398	1,267
Other assets	28	28

Total assets	$18,392	$15,701

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,214	$2,301
Accrued compensation and related benefits	357	444
Accrued clinical trial costs	562	872
Accrued expenses	914	663
Deferred revenue	1,789	3,140

Total current liabilities	5,836	7,420

Warrant liabilities	4,538	983

Stockholders’ equity:

Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized, and 29,398,024 and 24,487,260 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	29	24
Additional paid-in capital	231,285	226,206
Accumulated other comprehensive income	—	28
Accumulated deficit	(223,296)	(218,960)

Total stockholders’ equity	8,018	7,298

Total liabilities and stockholders’ equity	$18,392	$15,701

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Contract revenue	$2,463	$2,501
Grant revenue	284	489

Total revenues	2,747	2,990

Costs and expenses
Research and development	5,569	4,588
General and administrative	1,259	1,219
Depreciation	75	60

Total costs and expenses	6,903	5,867

Loss from operations	(4,156)	(2,877)
Other expense, net	(183)	(1,087)
Interest income	3	34

Net loss	$(4,336)	$(3,930)

Basic and diluted net loss per common share	$(0.17)	$(0.18)
Weighted average shares outstanding, basic and diluted	25,547,219	21,874,735

Items included in other comprehensive income (loss):
Proportional share of comprehensive (loss) income of equity-method investment	(28)	12
Unrealized gain on available-for-sale securities	—	21

Other comprehensive income (loss)	(28)	33

Comprehensive loss	$(4,364)	$(3,897)

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating activities
Net loss	$(4,336)	$(3,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75	60
Gain on sale of investment	(183)	—
Stock-based compensation	136	119
Issuance of common stock to former lenders	703	607
Change in fair value of warrant liability	(575)	275
Amortization of premium on available-for-sale securities	—	24
Changes in operating assets and liabilities:
Accounts receivable	290	1,956
Prepaid expenses and other assets	57	48
Accounts payable and accrued expenses	(233)	376
Deferred revenue	(1,351)	(1,338)

Net cash used in operating activities	(5,417)	(1,803)

Investing activities
Purchase of available-for-sale securities	—	(6,500)
Maturities of available-for-sale securities	3,237	2,000
Purchases of equipment	(206)	(62)

Net cash provided by (used in) investing activities	3,031	(4,562)

Financing activities
Proceeds from issuance of common stock and warrants, net	8,376	11,887

Net cash provided by financing activities	8,376	11,887

Increase in cash and cash equivalents	5,990	5,522
Cash and cash equivalents at beginning of the period	8,785	2,105

Cash and cash equivalents at end of the period	$14,775	$7,627

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three-Month Periods Ended March 31, 2012 and 2011

1. Background and Basis of Presentation

We are an international biotechnology company that is principally focused on the field of regenerative medicine and operate in one business segment. Our operations consist primarily of research and product development activities.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued changes to fair value measurement. These changes clarify the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions are effective prospectively for interim and annual periods beginning on or after December 15, 2011 and became effective for us on January 1, 2012. Implementing this new guidance required changes in disclosures only and did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes became effective for us on January 1, 2012. We chose to present comprehensive income in a single continuous statement. Other than the change in presentation, the adoption of this pronouncement did not have an impact on our consolidated financial statements.

3. Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding options, restricted stock units and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three Months Ended March 31,
	2012	2011
Outstanding options	4,519,601	4,311,701

Restricted stock units	39,300	—

Outstanding warrants	10,783,323	6,435,496

Total	15,342,224	10,747,197

4. Fair Value of Financial Instruments

All of our available-for-sale securities are in United States government obligations, including government-backed agencies.

The inputs used to measure fair value are classified into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2012 Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$999	$999	$—	$—

Warrant liabilities	$4,538	$—	$—	$4,538

Fair value is based upon quoted market prices in active markets for our level 1 investments. The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. The fair value of the warrants is estimated using the expected volatility based on the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization, using the Black-Scholes pricing model with the following inputs at March 31, 2012:

	Warrants Issued February 2011	Warrants Issued March 2012
Exercise price	$3.55	$2.07
Market value of stock at end of period	$1.55	$1.55
Expected volatility	80.7%	76.2%
Risk-free interest rate	0.50%	1.04%
Expected life (in years)	3.83	4.95

Fair value at March 31, 2012	$799,000	$3,739,000

A rollforward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Three months ended
March 31, 2012
Balance January 1, 2012	$983
Issuance of warrants in March 2012	4,130
Gain included in other expense, net	(575)

Balance March 31, 2012	$4,538

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between hierarchy levels. There were no reclassifications for all periods presented.

The following is a summary of available-for-sale securities (in thousands) at March 31, 2012 and December 31, 2011, respectively:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Value
March 31, 2012:
U.S. government obligations, which included government-backed agencies	$999	$—	$—	$999

December 31, 2011:
U.S. government obligations, including government-backed agencies	$3,999	$—	$—	$3,999

We had no realized gains or losses during the first three months of 2012 and 2011. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. There were no net unrealized gains or losses on available-for-sale securities as of March 31, 2012 and December 31, 2011.

The amortized cost of and estimated fair value of available-for-sale securities at March 31, 2012 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

	March 31, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$999	$999

5. Collaborative Arrangements and Revenue Recognition

Pfizer

In December 2009, we entered into a collaboration with Pfizer Inc. (“Pfizer”) to develop and commercialize MultiStem®, our lead platform product, to treat inflammatory bowel disease (“IBD”) for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front payment from Pfizer and receive research funding and support. In addition, we are eligible to receive milestone payments upon the successful achievement of certain development, regulatory and commercial milestones, for which we evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs. In concluding that each milestone is substantive, we considered factors such as whether the associated consideration fairly represents either the level of effort required to reach the milestone or the value added to the product based on the achievement of such milestone. No significant revenue for milestones was recognized in the three months ended March 31, 2012 and 2011.

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

We evaluated the facts and circumstances of the agreement and determined the Pfizer agreement has multiple deliverables that should be combined into a single unit of accounting. We recognize the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which is estimated to be completed in June 2012. Further, we are measuring manufacturing revenue beginning upon the culmination of the earnings process and recognizing it over the remainder of the performance period of the bundled unit of accounting. Prepaid license and technology access fee and prepaid research and development funding are recorded as deferred revenue and are amortized on a straight-line basis over the performance period.

RTI Biologics, Inc.

In September 2010, we entered into an agreement with RTI Biologics, Inc. (“RTI”), a provider of orthopedic and other biologic implants, under which we provided RTI a license to our Multipotent Adult Progenitor Cell (“MAPCTM”) technologies to enable RTI to develop and commercialize MAPC technology-based biologic implants exclusively for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we will receive a $5.0 million license fee in installments, of which $3.0 million has been paid and $2.0 million is contingent on milestone events related to development and initial commercialization. In addition to the $2.0 million contingent license fee payments, we are also eligible to receive milestone payments upon the successful achievement of certain commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which each underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies. No milestone or royalty revenue was recognized as of March 31, 2012.

We evaluated the facts and circumstances and determined the RTI agreement had obligations constituting deliverables and concluded that it has multiple deliverables, including deliverables relating to the grant of a license to our technology and performance of research and development services, and concluded that these deliverables should be combined into a single unit of accounting. We recognized the $3.0 million guaranteed license fee ratably on a straight-line basis over the estimated performance period, which was completed in 2011.

6. Stock-based Compensation

Our equity incentive plans authorize an aggregate of 5,500,000 shares of common stock for awards to employees, directors and consultants. These incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards.

As of March 31, 2012, a total of 942,174 shares were available for issuance under our equity incentive plans, and options and restricted stock units to purchase an aggregate of 4,558,901 shares of common stock were outstanding. For the three-month period ended March 31, 2012 and 2011, stock-based compensation expense was approximately $136,000 and $119,000, respectively. At March 31, 2012, total unrecognized estimated compensation cost related to unvested stock options was approximately $686,000, which is expected to be recognized by the end of 2015 using the straight-line method.

7. Issuance of Common Stock and Warrants

In March 2012, we completed a private placement financing generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. In connection with this offering, our former lenders were entitled to a milestone payment in the amount of $900,000, of which 75% was settled through the issuance of our common stock at $1.94 per share to the former lenders at our election. Milestone payments to our former lenders are included in other expense in the consolidated statements of operations and comprehensive loss.

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital Fund, LLC (“Aspire Capital”) is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share, and received 266,667 additional shares as compensation for its commitment in November 2011.

In February 2012, we sold an additional 200,000 shares to Aspire Capital at an average price of $1.85 per share and made milestone payments to our former lenders amounting to $37,000, of which 75% was settled through the issuance of our common stock at $1.85 per share at our election. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital, until the earlier of the 180th day after the closing date or the 30th day after the resale registration statement covering the resale of the shares sold in the financing is declared effective. Since the registration statement has been declared effective, this lock-up period is set to expire in May 2012.

In February 2011, we completed a registered direct offering with net proceeds of $11.8 million through the issuance of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination. In connection with this offering, our former lenders were entitled to a milestone payment under this obligation in the amount of $810,000, of which 75% was settled through the issuance of our common stock to the former lenders at $2.96 per share.

8. Warrant Liability

We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Registered common stock warrants that could require cash settlement are accounted for as liabilities. We classify these warrant liabilities on the consolidated balance sheet as a non-current liability, which is revalued at fair value at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes valuation model to value the warrant liability at its fair value. Changes in the fair market value of the warrant are reflected in the consolidated statements of operations and comprehensive loss as other income (expense).

The warrants we issued in both the March 2012 private placement and the February 2011 registered direct offering each contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black Scholes value of the remaining unexercised portion of the warrant. As the warrant holder’s put option to settle in cash is not within our control in all circumstances, these warrants represent liabilities.

The warrants have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at each balance sheet date.

As of March 31, 2012, we had the following outstanding warrants to purchase shares of common stock:

Number of Underlying Shares	Exercise Price	Expiration
4,976,470	$6.00	June 8, 2012
149,026	$5.00	June 8, 2014
1,310,000	$3.55	February 2, 2016
4,347,827	$2.07	March 14, 2017

10,783,323

9. Income Taxes

We have net operating loss and research and development tax credit carryforwards that may be used to reduce future taxable income and tax liabilities. Our deferred tax assets have been fully offset by a valuation allowance due to our cumulative losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statement and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are an international biotechnology company that is focused primarily on the field of regenerative medicine. We have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple areas. Our current clinical development programs are focused on treating inflammatory & immune disorders, neurological conditions, cardiovascular disease, and other conditions. We are developing our lead platform product, MultiStem®, a patented and proprietary allogeneic stem cell product that has been evaluated in two completed Phase I clinical trials and is currently being evaluated in ongoing Phase II clinical trials. We are also applying our pharmaceutical discovery capabilities to identify and develop small molecule compounds with potential applications in indications such as obesity, related metabolic conditions and certain neurological conditions, and for the modulation of stem cells or related applications in the regenerative medicine area.

Current Programs

By applying our proprietary MultiStem cell therapy product, we have established therapeutic product development programs treating inflammatory & immune disorders, neurological conditions, cardiovascular disease, and other conditions. To date, we have advanced five programs to the clinical development stage, including the following:

• Inflammatory Bowel Disease: MultiStem is being evaluated in an ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of IBD. This study is being conducted with our partner, Pfizer. This trial began enrolling patients in 2011 and is expected to enroll approximately 130 patients. Enrollment of this trial is expected to be completed late in 2012.

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

• Acute Myocardial Infarction: We have evaluated the administration of MultiStem in a Phase I clinical study to patients that have suffered an acute myocardial infarction (“AMI”). In 2010, we announced preliminary results for this study, demonstrating a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment and who received treatment after experiencing a heart attack and this study has been completed. One-year follow-up data suggested that the benefit observed was sustained over time. We are currently planning for Phase II, which has been discussed with the FDA. In light of the recent termination of our license and collaboration agreement with Angiotech late in 2011, the objectives, design and timing of the next AMI clinical study is under review, and such review is taking into account our ongoing clinical development, business development and financial objectives.

• Hematopoietic Stem Cell Transplant / GvHD: We have completed a Phase I clinical study of the administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at risk for serious complications, including graft-versus-host disease (“GvHD”), an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In 2011 and in February 2012, we released data from the study, which demonstrated the safety of MultiStem in this indication and suggested that MultiStem may have a beneficial effect in reducing incidence and severity of GvHD, as well as other benefits. This program has been assigned orphan drug designation from the FDA. We met with the FDA in April 2012 to discuss the results of the clinical study and our proposed plans for the next phase of clinical development in this area.

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

We have also collaborated with RTI on the development of products for certain orthopedic applications in the bone graft substitutes market using our stem cell technologies. RTI’s product development activities are progressing and milestone and royalty revenue could potentially be received in 2012.

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

Financial

We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $223 million at March 31, 2012. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from private equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

In March 2012, we completed a private placement generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. In connection with this offering, our former lenders were entitled to a milestone payment in the amount of $900,000, of which 75% was settled through the issuance of our common stock at $1.94 per share to the former lenders at our election.

In November 2011, we entered into a purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the purchase agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share, and received 266,667 additional shares as compensation for its commitment. In connection with this initial investment, our former lenders were entitled to a milestone payment in the amount of $100,000, of which 75% was settled through the issuance of our common stock to the former lenders at our election at $1.50 per share in November 2011. In 2012, we sold an additional 200,000 shares to Aspire Capital at an average price of $1.85 per share and made milestone payments amounting to $37,000, of which 75% was settled through the issuance of our common stock to the former lenders at $1.85 per share at our election. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital, until the earlier of the 180th day after the closing date or the 30th day after the resale registration statement covering the resale of the shares sold in the financing is declared effective. Since the registration statement has been declared effective, this lock-up period is set to expire in May 2012.

In February 2011, we completed a registered direct offering of 4,366,667 shares of common stock and five-year warrants to purchase 1,310,000 shares of common stock with an exercise price of $3.55 per share, generating net proceeds of $11.8 million. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.3 of a share of common stock at an offering price of $3.00 per fixed combination. In connection with the registered direct offering, our former lenders were entitled to a milestone payment in the amount of $810,000, of which 75% was settled through the issuance of our common stock to the former lenders at $2.96 per share at our election.

In 2012, we were awarded grant funding aggregating $3.6 million to further advance our MultiStem programs and cell therapy platform, including further development of MultiStem for the treatment of traumatic brain injury and further development of our cell therapy formulations and manufacturing capabilities. The sources of funding including federal, state and European organizations and are generally aimed at the advancement of our preclinical MultiStem programs and process development.

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

The following tables set forth our revenues and expenses for the periods indicated and amounts are stated in thousands.

Revenues

	Three months ended March 31,
	2012	2011
Contract revenue	$2,463	$2,501
Grant revenue	284	489

	$2,747	$2,990

Research and development expenses

	Three months ended March 31,
Type of expense	2012	2011
Personnel costs	$1,343	$1,185
Research supplies	398	333
Facilities	255	256
Clinical and preclinical development costs	2,540	1,605
Sponsored research	297	436
Patent legal fees	405	416
Other	289	314
Stock-based compensation	42	43

	$5,569	$4,588

General and administrative expenses

	Three months ended March 31,
Type of expense	2012	2011
Personnel costs	$540	$544
Facilities	66	68
Legal and professional fees	287	263
Other	272	268
Stock-based compensation	94	76

	$1,259	$1,219

Three Months Ended March 31, 2012 and 2011

Revenues. Revenues decreased to $2.7 million for the three months ended March 31, 2012 from $3.0 million in the comparable period in 2011. Contract revenue remained consistent at $2.5 million for the three months ended March 31, 2012 and 2011 and reflects the impact of our arrangements with Pfizer and RTI. Our contract revenues reflect the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period that ends in June 2012, as well as the amortization of a $3.0 million guaranteed license fee from the RTI collaboration over the estimated performance period that ended in 2011. Our contract revenues may also include license fees, milestone payments and royalties on compounds developed by Bristol-Myers Squibb using one of our technologies. We expect our contract revenues to decline in the second half of 2012, absent any new collaborations, and will be comprised primarily of manufacturing service revenue under the Pfizer arrangement and potential RTI milestone payments. Grant revenue decreased $0.2 million for the three months ended March 31, 2012 compared to the comparable period in 2011 primarily due to the timing of expenditures that are reimbursed with grant proceeds and the completion of grants in 2011. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $5.6 million for the three months ended March 31, 2012 from $4.6 million in the comparable period in 2011. The increase of approximately $1.0 million related primarily to an increase in clinical and preclinical development costs of $935,000, an increase in personnel costs of $158,000, and an increase in research supply costs of $65,000 for the three months ended March 31, 2012 from the comparable period in 2011. These increases were partially offset by a decrease in sponsored research costs of $139,000. The increase in clinical and preclinical development costs for the three months ended March 31, 2012 related primarily to costs associated with our MultiStem clinical trials, including contract research organization costs and clinical manufacturing costs. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs, and annual merit increases in salaries. Sponsored research costs decreased primarily due to a decrease in grant-funded programs that require collaboration with certain academic research institutions. Our annual research and development expenses are not expected to increase significantly through 2012 as compared to 2011 unless we receive proceeds from additional financing or business development activities to fund advancement of additional clinical programs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $1.3 million for the three months ended March 31, 2012 from $1.2 million in the comparable period in 2011. The $40,000 increase was due primarily to an increase in legal and professional fees of $24,000 and an increase in stock-based compensation of $18,000 for the three months ended March 31, 2012 from the comparable period in 2011. We expect our general and administrative expenses to continue at similar levels during 2012.

Depreciation. Depreciation expense increased to $75,000 for the three months ended March 31, 2012 from $60,000 in the comparable period in 2011, due to depreciation on new capital purchases.

Interest Income. Interest income represents interest earned on our cash and available-for-sale securities. Interest income decreased to $3,000 for the three months ended March 31, 2012 from $34,000 for the comparable period in 2011 due to the decline in our investment balances as they are used to fund our operations. We expect our 2012 interest income to reflect the impact of declining cash balances resulting from our ongoing and planned clinical and preclinical development, and interest earned on proceeds from any new financings or business transactions.

Other Expense, net. Other expense, net, includes foreign currency gains and losses related to our activities in Europe, any realized gains and losses on the sale of our assets, and increase and decreases in our warrant liability. Also included in other expense are cash and stock-based milestone payments aggregating $937,000 and $810,000 for the three months ended March 31, 2012 and 2011, respectively, paid to our former lenders in connection with our equity offerings. The market value change in our warrant liabilities was income of $575,000 for the three months ended March 31, 2012, and expense of $275,000 for the three months ended March 31, 2011. Also, in the three month period ended March 31, 2012, we recognized a gain of $182,000 related to an equity-method investment that was liquidated in the period.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and available-for-sale securities. At March 31, 2012, we had $14.8 million in cash and cash equivalents and $1.0 million in available-for-sale securities. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

In March 2012, we completed a private placement generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. In connection with this offering, our former lenders were entitled to a milestone payment in the amount of $900,000, of which 75% was settled through the issuance of our common stock to the former lenders at our election.

In November 2011, we entered into a purchase agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares, and the terms and conditions set forth therein. Under the purchase agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share, and received 266,667 additional shares as compensation for its commitment. In connection with this initial investment, our former lenders were entitled to a milestone payment in the amount of $100,000, of which 75% was settled through the issuance of our common stock to the former lenders at our election.

In 2012, we sold an additional 200,000 shares to Aspire Capital at an average price of $1.85 per share and made milestone payments amounting to $37,000, of which 75% was settled through the issuance of our common stock to the former lenders at $1.85 per share at our election. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital, until the earlier of the 180th day after the closing date or the 30th day after the resale registration statement covering the resale of the shares sold in the financing is declared effective. Since the registration statement has been declared effective, this lock-up period is set to expire in May 2012.

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

Our former lenders retain a right to receive the balance of a milestone that was originally $2.25 million and has been reduced to $0.4 million as of March 31, 2012, after taking into account the aforementioned payments in connection with equity financings. Further payments will be made upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. The senior lenders also received seven-year warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised as of March 31, 2012.

Under the terms of our agreement with Pfizer, we receive research funding and support, and we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of March 31, 2012. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

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

Under the terms of our RTI agreement, we received $3.0 million of guaranteed license fee payments and are entitled to an additional $2.0 million of license fee payments contingent on future events. We are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain development and commercial milestones, though there can be no assurance that we will achieve any milestones. None of these milestone payments have been received as of March 31, 2012. In addition, we will receive tiered royalties on worldwide commercial sales of implants using our technologies. The product development activities of RTI are progressing, and milestone and royalty revenue could potentially be received in 2012.

We remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties. As of March 31, 2012, we received an aggregate amount of $1.7 million in milestone payments and $9.4 million in license fees since the inception of our collaboration with Bristol-Myers Squibb.

In February 2012, we were awarded grant funding aggregating $3.6 million to further advance our MultiStem product programs and cell therapy platform. Specifically, we were awarded a Small Business Innovation Research Fast-Track grant of up to $1.9 million from the National Institute of Neurological Disorders and Stroke to develop MultiStem for the treatment of traumatic brain injury. In addition, our subsidiary based in Belgium was awarded a $1.2 million (€0.9 million) grant from Belgium’s Agency for Innovation by Science and Technology to further develop cell therapy formulations and manufacturing capabilities, as well as $0.5 million in funding from a local grant to work in other areas, such as using MultiStem to treat chronic cardiovascular disease.

Our available-for-sale securities typically include United States government obligations and corporate debt securities. As of March 31, 2012, all of our investments were in United States government obligations. We have been investing conservatively due to the ongoing economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. Also, although the unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates. At March 31, 2012, we had available cash, cash equivalents and investments of $15.8 million. Assuming no new financings or collaborations and based on our current business and operational plans, we expect to have available cash to fund our planned operations into the first quarter of 2013. However, we expect to have access to additional capital through business development opportunities, which we are actively exploring with multiple potential collaborators, as well as grant-funding opportunities. We will continue to explore and consider new opportunities for funding our operations through grants and business partnerships involving our technologies and product candidates. Additionally, we expect to raise capital over the next twelve months by accessing the capital markets through the sale of equity, including through the purchase agreement with Aspire Capital, subject to certain volume limitations and a minimum floor price. Further, we may consider alternative financing approaches, such as venture debt or through the issuance of convertible securities. Although no assurance on the future success of the aforementioned actions can be provided, we also manage our cash through deferring certain discretionary costs and stage certain development costs to extend our operational runway, if needed.

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

Net cash used in operating activities was $5.4 million for the three months ended March 31, 2012 and $1.8 million for the three months ended March 31, 2011. Net cash used in operations for the three months ended December 31, 2011 was $4.5 million. Net cash used in operating activities has fluctuated significantly over the past several quarters primarily due to the receipt of milestone payments and specific clinical trial costs. Taking into account working capital fluctuations, which reflect the receipt of milestone payments and timing of certain payments related to clinical activities, the increase in recent quarters reflects predominantly an increase in clinical development costs during the periods. Such increases include the impact of manufacturing for the IBD clinical trial with Pfizer and the initiation of the Phase II stroke trial. We anticipate that net cash used in operating activities will fluctuate in the remaining quarters of 2012 in connection with the fluctuations and changes in activity associated with the MultiStem clinical trials, the timing of clinical manufacturing, and the receipt of potential milestone payments.

Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2012 and net cash used in investing activities was $4.6 million for the three months ended March 31, 2011. The fluctuations from period-to-period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $206,000 and $62,000 in the first quarter of 2012 and 2011, respectively. We anticipate that our overall capital equipment expenditures will be similar in 2012 compared to 2011.

Net cash provided from financing activities was $8.4 million for the three months ended March 31, 2012 and $11.9 million for the three months ended March 31, 2011, as a result of our equity offerings during each of those periods.

Investors in our March 2012 private placement received five-year warrants to purchase an aggregate of 4,347,827 shares of common stock with an exercise price of $2.07 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at March 31, 2012.

Investors in our February 2011 registered direct offering received five-year warrants to purchase an aggregate of 1,310,000 shares of common stock with an exercise price of $3.55 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at March 31, 2012.

Investors in our equity offering in June 2007 received five-year warrants to purchase an aggregate of 3,250,000 shares of common stock with an exercise price of $6.00 per share. The lead investor in the June offering received additional five-year warrants to purchase an aggregate of 500,000 shares of common stock with a cash or cashless exercise price of $6.00 per share. The placement agents for the June 2007 offering received five-year warrants to purchase an aggregate of 1,093,525 shares of common stock with a cash or cashless exercise price of $6.00 per share. Also, investors that participated in a bridge financing in 2006 received in the June 2007 offering five-year warrants to purchase an aggregate of 132,945 shares of common stock with an exercise price of $6.00 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at March 31, 2012.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our accounting polices and estimates as described in our Annual Report. For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

In May 2011, the FASB issued changes to fair value measurement. This change clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions are effective prospectively for interim and annual periods beginning on or after December 15, 2011 and became effective for us on January 1, 2012. Early application was prohibited. This required changes in presentation only and did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes became effective for us on January 1, 2012. We chose to present comprehensive income in a single continuous statement. Other than the change in presentation, the adoption of this pronouncement did not have an impact on our consolidated financial statements.

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

•	our ability to raise capital to fund our operations;

•	final results from our MultiStem clinical trials;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials and obtain all necessary regulatory approvals to commercialize our product candidates;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreement;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers; and

•	the success of our competitors and the emergence of new competitors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities. As of March 31, 2012, all of our investments were in United States government obligations. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At March 31, 2012, we had no borrowings outstanding.

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

Changes in internal control over financial reporting

During the first quarter of 2012, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2012, February 8, 2012 and February 3, 2012, we issued 347,937, 7,500 and 7,500 shares of our common stock, respectively, to our former lenders pursuant to a 2004 loan agreement. The issuances of these unregistered shares qualified as exempt transactions pursuant to Section 4(2) of the Securities Act of 1933. These issuances qualified for exemption under Section 4(2) of the Securities Act of 1933 because the issuances by us did not involve a public offering. The offerings were not public offerings due to the number of persons involved, the manner of the issuances and the number of securities issued. In addition, the lenders had the necessary investment intent since they agreed to and received share certificates bearing a legend stating that such securities are restricted. We did not receive any proceeds from these issuances, but issued these shares in lieu of cash payments to our former lenders.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated as of March 9, 2012, by and between Athersys, Inc. and each purchaser identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012).

10.2	Registration Rights Agreement, dated as of March 9, 2012, by and between Athersys, Inc. and the signatories thereto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012).

10.3	Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President, Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: May 14, 2012	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Vice President of Finance (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated as of March 9, 2012, by and between Athersys, Inc. and each purchaser identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012).

10.2	Registration Rights Agreement, dated as of March 9, 2012, by and between Athersys, Inc. and the signatories thereto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012).

10.3	Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document