Form 10-Q
period 2012-06-30
ATHERSYS, INC / NEW
filed 2012-08-13
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 1, 2012 was 29,730,343.

ATHERSYS INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,857	$8,785
Available-for-sale securities	—	3,999
Accounts receivable	704	689
Prepaid clinical trial costs	92	629
Prepaid expenses and other	305	304

Total current assets	11,958	14,406

Equipment, net	1,349	1,267
Deposits and other	28	28

Total assets	$13,335	$15,701

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,284	$2,301
Accrued compensation and related benefits	474	444
Accrued clinical trial costs	646	872
Accrued expenses	744	663
Deferred revenue	—	3,140

Total current liabilities	4,148	7,420

Note payable	50	—
Warrant liabilities	4,634	983

Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, and 29,515,343 and 24,487,260 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	30	24
Additional paid-in capital	231,482	226,206
Accumulated other comprehensive income	—	28
Accumulated deficit	(227,009)	(218,960)

Total stockholders’ equity	4,503	7,298

Total liabilities and stockholders’ equity	$13,335	$15,701

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Contract revenue	$2,270	$2,140	$4,733	$4,641
Grant revenue	387	295	671	784

Total revenues	2,657	2,435	5,404	5,425

Costs and expenses
Research and development	5,027	4,444	10,596	9,032
General and administrative	1,162	1,392	2,421	2,611
Depreciation	80	67	155	127

Total costs and expenses	6,269	5,903	13,172	11,770

Loss from operations	(3,612)	(3,468)	(7,768)	(6,345)
Interest income	12	33	15	66
Other (expense) income, net	(113)	212	(296)	(874)

Net loss	$(3,713)	$(3,223)	$(8,049)	$(7,153)

Basic and diluted net loss per share	$(0.13)	$(0.14)	$(0.29)	$(0.32)
Weighted average shares outstanding, basic and diluted	29,405,986	23,502,581	27,476,603	22,693,155

Items included in other comprehensive income (loss):
Proportional share of comprehensive (loss) income of equity-method investment	—	19	(28)	31
Unrealized gain on available-for-sale securities	—	19	—	40

Other comprehensive income (loss) items	—	38	(28)	71

Comprehensive loss	$(3,713)	$(3,185)	$(8,077)	$(7,082)

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities
Net loss	$(8,049)	$(7,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	127
Gain on sale of investment	(183)	—
Stock-based compensation	269	266
Issuance of common stock to former lenders	714	607
Change in fair value of warrant liabilities	(479)	78
Amortization of premium on available-for-sale securities	(1)	41
Changes in operating assets and liabilities:
Accounts receivable	(15)	1,902
Prepaid expenses and other assets	453	15
Accounts payable and accrued expenses	(132)	897
Deferred revenue	(3,140)	(2,626)

Net cash used in operating activities	(10,408)	(5,846)

Investing activities
Purchase of available-for-sale securities	—	(12,508)
Maturities of available-for-sale securities	4,237	9,503
Purchases of equipment	(237)	(377)

Net cash provided by (used in) investing activities	4,000	(3,382)

Financing activities
Proceeds from issuance of common stock and warrants, net	8,430	11,842
Proceeds from note payable	50	—

Net cash provided by financing activities	8,480	11,842

Increase in cash and cash equivalents	2,072	2,614
Cash and cash equivalents at beginning of the period	8,785	2,105

Cash and cash equivalents at end of the period	$10,857	$4,719

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Six-Month Periods Ended June 30, 2012 and 2011

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Outstanding options	4,213,501	4,493,101	4,213,501	4,493,101
Restricted stock units	86,197	39,300	86,197	39,300
Outstanding warrants	5,806,853	6,435,496	5,806,853	6,435,496

Total	10,106,551	10,967,897	10,106,551	10,967,897

4. Fair Value of Financial Instruments

Our available-for-sale securities are typically in United States government obligations, including government-backed agencies.

The inputs used to measure fair value are classified into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Adjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or significant inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

		Fair Value Measurements at June 30, 2012 Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$4,634	$—	$—	$4,634

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. The fair value of the warrants is estimated using the expected volatility based on the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization, using the Black-Scholes pricing model with the following inputs at June 30, 2012:

	Warrants Issued February 2011	Warrants Issued March 2012
Exercise price	$3.55	$2.07
Market value of stock at end of period	$1.61	$1.61
Expected volatility	75.7%	78.5%
Risk-free interest rate	0.41%	0.72%
Expected life (in years)	3.59	4.70

Fair value at June 30, 2012	$721,000	$3,913,000

A rollforward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

	Three months ended June 30, 2012		Six months ended June 30, 2012
		Balance January 1, 2012	$983
		Issuance of warrants March 2012	4,130
Balance April 1, 2012	$4,538
Loss (gain) included in other expense for the period	96	(Gain) loss included in other expense for the period	(479)

Balance June 30, 2012	$4,634	Balance June 30, 2012	$4,634

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between hierarchy levels. There were no reclassifications for all periods presented.

The following is a summary of available-for-sale securities (in thousands) at June 30, 2012 and December 31, 2011, respectively:

	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
June 30, 2012:
U.S. government obligations, including government-backed agencies	$—	$—	$—	$—

December 31, 2011:
U.S. government obligations, including government-backed agencies	$3,999	$—	$—	$3,999

We had no realized gains or losses during the first six months of 2012 and 2011 on our available-for-sale securities. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. There were no net unrealized gains or losses on available-for-sale securities as of June 30, 2012 and December 31, 2011.

5. Collaborative Arrangements and Revenue Recognition

Pfizer

In December 2009, we entered into a collaboration with Pfizer Inc. (“Pfizer”) to develop and commercialize MultiStem®, our lead platform product, to treat inflammatory bowel disease (“IBD”) for the worldwide market. Under the terms of the agreement, we received a non-refundable up-front payment from Pfizer and received research funding and support. In addition, we are eligible to receive milestone payments upon the successful achievement of certain development, regulatory and commercial milestones, for which we evaluated the nature of the events triggering these contingent payments and concluded that these events constituted substantive milestones that will be recognized as revenue in the period in which the underlying triggering event occurs.

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

We evaluated the facts and circumstances of the agreement and determined the Pfizer agreement had multiple deliverables that should be combined into a single unit of accounting. We recognized the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which was completed in June 2012. Further, we measured manufacturing revenue beginning upon the culmination of the earnings process and recognized it over the performance period of the bundled unit of accounting. Prepaid license and technology access fee and prepaid research and development funding were recorded as deferred revenue and amortized on a straight-line basis over the performance period that was completed in June 2012.

RTI Biologics, Inc.

In 2010, we entered into an agreement with RTI Biologics, Inc. (“RTI”), a provider of orthopedic and other biologic implants, under which we provided RTI a license to our Multipotent Adult Progenitor Cell (“MAPC®”) technologies to enable RTI to develop and commercialize MAPC technology-based biologic implants exclusively for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we are entitled to a $5.0 million license fee in installments, of which $3.0 million has been received and $2.0 million is contingent on milestone events related to development and initial commercialization. In addition to the $2.0 million contingent license fee installments, we are also eligible to receive milestone payments upon the successful achievement of certain other commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which each underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies. No milestone or royalty revenue was recognized as of June 30, 2012.

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

As of June 30, 2012, a total of 1,191,558 shares were available for issuance under our equity incentive plans, and options and restricted stock units to purchase an aggregate of 4,299,698 shares of common stock were outstanding. In June 2012, we granted 260,150 stock options and 56,716 restricted stock units to our employees and board of directors pursuant to our annual incentive programs. In the three-month period ended June 30, 2012, we issued 9,819 shares of common stock related to restricted stock units that vested during the period. For the three-month period ended June 30, 2012 and 2011, stock-based compensation expense was approximately $133,000 and $147,000, respectively. At June 30, 2012, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $955,000, which is expected to be recognized by the end of 2016 using the straight-line method.

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

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital Fund, LLC (“Aspire Capital”) is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. In March 2012, in connection with the private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital under the equity purchase agreement, for a defined period that ended in May 2012. During the quarter ended June 30, 2012, we sold 100,000 shares to Aspire Capital at an average price of $1.45 per share, and during the six-month period ended June 30, 2012, we sold 300,000 shares to Aspire Capital at an average price of $1.72 per share. As of June 30, 2012, we have received aggregate proceeds of $1,515,000 under the equity purchase agreement since its inception.

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

In connection with our equity offerings, our former lenders are entitled to milestone payments until the remaining balance of an original $2.25 million milestone is paid, and we can elect to settle up to 75% of any milestone payments through the issuance of our common stock. The remaining balance of the milestone is $389,000 at June 30, 2012. We made cash and stock-based milestone payments of $15,000 to our former lenders during the quarter ended June 30, 2012, and $952,000 during the six-month period ended June 30, 2012. Milestone payments to our former lenders are included in other expense in the consolidated statements of operations and comprehensive loss.

8. Note Payable

In April 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center and the Cleveland Clinic Foundation pursuant to which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain remaining preclinical work using MultiStem to treat congestive heart failure and for preparing the program for an investigational new drug application with the U.S. Food and Drug Administration. Interest on the loan accrues at a fixed rate of 4.25% per annum, and is added to the outstanding principal. The principal and interest on the loan will be forgiven based on the achievement of a certain milestone, unrelated to the preclinical work, within three to four years. As of June 30, 2012, we have drawn $50,000 of this financing, which is reflected on the balance sheet as a non-current note payable.

9. Warrant Liabilities

We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Registered common stock warrants that could require cash settlement are accounted for as liabilities. We classify these warrant liabilities on the consolidated balance sheet as a non-current liability, which is revalued at fair value at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. Changes in the fair market value of the warrant are reflected in the consolidated statements of operations and comprehensive loss as other income (expense).

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

As of June 30, 2012, we had the following outstanding warrants to purchase shares of common stock:

Number of Underlying Shares	Exercise Price	Expiration
149,026	$5.00	June 8, 2014
1,310,000	$3.55	February 2, 2016
4,347,827	$2.07	March 14, 2017

5,806,853

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

Current Programs

By applying our proprietary MultiStem cell therapy product, we have established therapeutic product development programs treating inflammatory & immune disorders, neurological conditions, cardiovascular disease, and other conditions. To date, we have advanced five programs to the clinical development stage, including the following:

•

Inflammatory Bowel Disease: MultiStem is being evaluated in an ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of Inflammatory Bowel Disease (“IBD”). This study is being conducted with our partner, Pfizer Inc. (“Pfizer”), and is a double blind, placebo controlled trial that began enrolling patients in 2011. Enrollment of the trial is ongoing and is expected to include approximately 126 patients, with initial results reported in 2013.

•

Ischemic Stroke: We recently initiated a Phase II clinical study to evaluate the administration of MultiStem to patients that have suffered an ischemic stroke, an area of significant unmet clinical need. In preclinical studies, administration of a single dose of MultiStem, even several days after a stroke, resulted in significant and durable improvements. We will evaluate the potential clinical benefits of MultiStem in this ongoing double blind, placebo-controlled trial being conducted at leading stroke centers across the United States. The study is expected to include approximately 140 patients. Patient enrollment was initiated late in 2011 and is ongoing.

•

Acute Myocardial Infarction: We have evaluated the administration of MultiStem in a Phase I clinical study to patients that have suffered an acute myocardial infarction (“AMI”). In 2010, we announced preliminary results for this study, demonstrating a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment and who received treatment after experiencing a heart attack and this study has been completed. One-year follow-up data suggested that the benefit observed was sustained over time. We have completed preliminary planning for Phase II, which has been discussed with the U.S. Food and Drug Administration (“FDA”). We intend to move the AMI program forward once we have additional clarity on certain ongoing clinical development, business development and financial objectives.

•

Hematopoietic Stem Cell Transplant / GvHD: We have completed a Phase I clinical study of the administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at risk for serious complications, including graft-versus-host disease (“GvHD”), an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In 2011 and in February 2012, we released data from the study, which demonstrated the safety of MultiStem in this indication and suggested that MultiStem may have a beneficial effect in reducing incidence and severity of GvHD, as well as other benefits. This program has been assigned orphan drug designation from the FDA. We met with the FDA in April 2012 to discuss the results of the clinical study and our proposed plans for the next phase of clinical development in this area. We are currently preparing our detailed clinical study plans and look forward to finalizing our design and undertaking operational planning.

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

We are in discussions with third parties about collaborating in the development of MultiStem for our current clinical programs (outside of IBD) and preclinical programs and may, under the right terms, enter into one or more business partnership(s) to advance the programs.

We have also collaborated with RTI Biologics, Inc. (“RTI”) on the development of products for certain orthopedic applications in the bone graft substitutes market using our stem cell technologies. RTI’s product development activities are progressing and milestone and royalty revenue could potentially be received in 2012.

We are also engaged in the development of novel small molecule therapies to treat obesity and other conditions. Currently, we are focused on the development of potent, highly selective compounds that act through stimulation of a specific receptor in the brain, the 5HT2c serotonin receptor. We are conducting preclinical evaluation of novel compounds that we have developed that exhibit favorable attributes, including outstanding receptor selectivity. We are in discussions and may elect to enter into a partnership to advance the development of this program.

Financial

We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $227 million at June 30, 2012. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

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

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital Fund, LLC (“Aspire Capital”) is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. In connection with the private placement financing in March 2012, we agreed not to sell any shares of common stock, including to Aspire Capital under the equity purchase agreement, for a defined period that ended in May 2012. During the quarter ended June 30, 2012, we sold 100,000 shares to Aspire Capital at an average price of $1.45 per share. As of June 30, 2012, we have received aggregate proceeds of $1,515,000 under the equity purchase agreement since its inception.

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

In 2012, we were awarded grant funding aggregating $3.6 million to further advance our MultiStem programs and cell therapy platform, including further development of MultiStem for the treatment of traumatic brain injury and further development of our cell therapy formulations and manufacturing capabilities. The sources of funding including federal, state and European organizations and are generally focused on the advancement of our preclinical MultiStem programs, as well as process development and manufacturing activities.

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

The following tables set forth our revenues and expenses for the periods indicated and amounts are stated in thousands.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Contract revenue	$2,270	$2,140	$4,733	$4,641

Grant revenue	387	295	671	784

	$2,657	$2,435	$5,404	$5,425

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2012	2011	2012	2011
Personnel costs	$1,280	$1,207	$2,623	$2,392
Research supplies	334	326	732	659
Facilities	231	223	486	479
Clinical and preclinical development costs	2,235	1,473	4,775	3,078
Sponsored research	327	367	624	803
Patent legal fees	292	419	681	835
Other	294	358	599	672
Stock-based compensation	34	71	76	114

	$5,027	$4,444	$10,596	$9,032

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2012	2011	2012	2011
Personnel costs	$517	$516	$1,057	$1,060
Facilities	75	66	141	134
Legal and professional fees	192	306	479	569
Other	279	428	551	696
Stock-based compensation	99	76	193	152

	$1,162	$1,392	$2,421	$2,611

Three Months Ended June 30, 2012 and 2011

Revenues. Revenues increased to $2.7 million for the three months ended June 30, 2012 from $2.4 million in the comparable period in 2011. Contract revenue increased $130,000 for the three months ended June 30, 2012, which reflects the impact of our arrangements with Pfizer and RTI. Our contract revenues reflect the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period that ended in June 2012, as well as the amortization of a $3.0 million guaranteed license fee from the RTI collaboration over the estimated performance period that ended in 2011. Our contract revenues may also include license fees, milestone payments and royalties on compounds developed by Bristol-Myers Squibb using one of our technologies. We expect our contract revenues to decline in the second half of 2012, absent any new collaborations, and will be comprised primarily of manufacturing service revenue under the Pfizer arrangement and potential RTI milestone payments. Grant revenue increased $92,000 for the three months ended June 30, 2012 compared to the comparable period in 2011 primarily due to the timing of expenditures that are reimbursed with grant proceeds. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $5.0 million for the three months ended June 30, 2012 from $4.4 million in the comparable period in 2011. The increase of $0.6 million related primarily to an increase in clinical and preclinical development costs of $762,000 and an increase in personnel costs of $73,000 for the three months ended June 30, 2012 from the comparable period in 2011. These increases were partially offset by a decrease in patent legal fee expense of $127,000, a decrease in other research and development expenses of $64,000 and a decrease in sponsored research costs of $40,000 during the period. The increase in clinical and preclinical development costs for the three months ended June 30, 2012 related to costs associated with our MultiStem clinical trials, including contract research organization costs and clinical manufacturing costs. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs and annual merit increases in salaries. The decrease in patent legal costs resulted from reduced patent prosecution costs during the period. Our annual research and development expenses are not expected to increase significantly through 2012 as compared to 2011 unless we receive proceeds from additional financing or business development activities to fund advancement of additional clinical programs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses decreased to $1.2 million for the three months ended June 30, 2012 from $1.4 million in the comparable period in 2011. The $230,000 decrease was due primarily to a decrease in legal and professional fees of $114,000 and a decrease in other general and administrative costs of $149,000 related to outside services, partially offset by an increase of $23,000 in stock compensation expense for the three months ended June 30, 2012 from the comparable period in 2011. We expect our general and administrative expenses to continue at similar levels during 2012.

Depreciation. Depreciation expense increased to $80,000 for the three months ended June 30, 2012 from $67,000 in the comparable period in 2011 due to depreciation on new capital purchases.

Interest Income. Interest income represents interest earned on our cash and available-for-sale securities. Interest income decreased to $12,000 for the three months ended June 30, 2012 from $33,000 for the comparable period in 2011 due to the decline in our investment balances as they are used to fund our operations. We expect our 2012 interest income to reflect the impact of declining cash balances resulting from our ongoing and planned clinical and preclinical development, and interest earned on proceeds from any new financings or business transactions.

Other (Expense) Income, net. Other (expense) income, net, includes foreign currency gains and losses related to our activities in Europe, increases and decreases in our warrant liabilities, and cash and stock-based milestone payments aggregating $15,000 and $0 for the three months ended June 30, 2012 and 2011, respectively, paid to our former lenders in connection with our equity offerings. The market value change in our warrant liabilities was expense of $96,000 for the three months ended June 30, 2012 and income of $197,000 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Revenues. Revenues remained consistent at $5.4 million for the six months ended June 30, 2012 and 2011. Contract revenue increased $92,000 for the six months ended June 30, 2012 compared to the comparable period in 2011 and reflects the impact of our arrangements with Pfizer and RTI. Our contract revenues reflect the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period that ended in June 2012, as well as the amortization of a $3.0 million guaranteed license fee from the RTI collaboration over the estimated performance period that ended in 2011. Our contract revenues may also include license fees, milestone payments and royalties on compounds developed by Bristol-Myers Squibb using one of our technologies. We expect our contract revenues to decline in the second half of 2012, absent any new collaborations, and will be comprised primarily of manufacturing service revenue under the Pfizer arrangement and potential RTI milestone payments. Grant revenue decreased $113,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the timing of expenditures that are reimbursed with grant proceeds and the completion of grants in 2011. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $10.6 million for the six months ended June 30, 2012 from $9.0 million in the comparable period in 2011. The increase of $1.6 million related primarily to an increase in clinical and preclinical development costs of $1.7 million, an increase in personnel costs of $231,000 and an increase in research supplies of $73,000 for the six months ended June 30, 2012 from the comparable period in 2011. These increases were partially offset by a decrease in sponsored research costs of $179,000, a decrease in patent legal fees of $154,000, a decrease in other research and development expenses of $73,000 and a decrease in stock compensation expense of $38,000. The increase in clinical and preclinical development costs for the six months ended June 30, 2012 related primarily to costs associated with our MultiStem clinical trials, including contract research organization costs and clinical manufacturing costs. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs and annual merit increases in salaries. Sponsored research costs decreased primarily due to a decrease in grant-funded programs that require collaboration with certain academic research institutions. The decrease in patent legal costs resulted from reduced patent prosecution costs during the period. Our annual research and development expenses are not expected to increase significantly through 2012 as compared to 2011 unless we receive proceeds from additional financing or business development activities to fund advancement of additional clinical programs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses decreased to $2.4 million for the six months ended June 30, 2012 from $2.6 million in the comparable period in 2011. The $190,000 decrease was due primarily to a decrease in legal and professional fees of $90,000 and a decrease in other general and administrative costs of $145,000 related to outside services, offset by an increase of $41,000 in stock compensation expense for the six months ended June 30, 2012 from the comparable period in 2011. We expect our general and administrative expenses to continue at similar levels during 2012.

Depreciation. Depreciation expense increased to $155,000 for the six months ended June 30, 2012 from $127,000 in the comparable period in 2011 due to depreciation on new capital purchases.

Interest Income. Interest income represents interest earned on our cash and available-for-sale securities. Interest income represents interest earned on our cash and available-for-sale securities. Interest income decreased to $15,000 for the six months ended June 30, 2012 from $66,000 for the comparable period in 2011 due to the decline in our investment balances as they are used to fund our operations. We expect our 2012 interest income to reflect the impact of declining cash balances resulting from our ongoing and planned clinical and preclinical development, and interest earned on proceeds from any new financings or business transactions.

Other (Expense) Income, net. Other (expense) income, net, includes foreign currency gains and losses related to our activities in Europe, realized gains and losses on the sale of our assets, and increase and decreases in our warrant liabilities. Also included in other expense are cash and stock-based milestone payments aggregating $952,000 and $810,000 for the six months ended June 30, 2012 and 2011, respectively, paid to our former lenders in connection with our equity offerings. The market value change in our warrant liabilities was income of $479,000 for the six months ended June 30, 2012 and expense of $78,000 for the six months ended June 30, 2011. Also, in the six-month period ended June 30, 2012, we recognized a gain of $183,000 related to an equity-method investment that was liquidated in the period.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities on hand. At June 30, 2012, we had $10.9 million in cash and cash equivalents and no available-for-sale securities. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

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

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. In March 2012, in connection with the aforementioned private placement financing, we agreed not to sell any shares of common stock, including to Aspire Capital under the equity purchase agreement, for a defined period that ended in May 2012. During the quarter ended June 30, 2012, we sold 100,000 shares to Aspire Capital at an average price of $1.45 per share, and during the six-month period ended June 30, 2012, we sold 300,000 shares to Aspire Capital at an average price of $1.72 per share. As of June 30, 2012, we have received aggregate proceeds of $1,515,000 under the equity purchase agreement since its inception.

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

In connection with our equity offerings, our former lenders are entitled to milestone payments until the remaining balance of an original $2.25 million milestone is paid, and we can elect to settle up to 75% of any milestone payments through the issuance of our common stock. The remaining balance of the milestone is $389,000 at June 30, 2012. We made cash and stock-based milestone payments of $15,000 to our former lenders during the quarter ended June 30, 2012, and $952,000 during the six-month period ended June 30, 2012. Further payments will be made upon the occurrence of certain events as follows: (1) the entire amount upon (a) the merger with or into another entity where our stockholders do not hold at least a majority of the voting power of the surviving entity, (b) the sale of all or substantially all of our assets, or (c) our liquidation or dissolution; or (2) a portion of the amount from proceeds of equity financings not tied to specific research and development activities that are part of a research or development collaboration, in which case, the lenders will receive an amount equal to 10% of proceeds until the milestone amount is paid in full. The milestone payment is payable in cash, except that if the milestone event is (2) above, we may elect to pay 75% of the milestone in shares of common stock at the per-share offering price. The senior lenders also received seven-year warrants to purchase 149,026 shares of common stock with an exercise price of $5.00 upon the closing of our equity offering in June 2007. The exercise of such warrants could provide us with cash proceeds. No warrants were exercised as of June 30, 2012.

Under the terms of our agreement with Pfizer, we are eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of June 30, 2012. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

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

Under the terms of our RTI agreement, we received $3.0 million of guaranteed license fee payments and are entitled to an additional $2.0 million of license fee payments contingent on future events. We are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain development and commercial milestones, though there can be no assurance that we will achieve any milestones. None of these milestone payments have been received as of June 30, 2012. In addition, we will receive tiered royalties on worldwide commercial sales of implants using our technologies. The product development activities of RTI are progressing, and milestone and royalty revenue could potentially be received in 2012.

We remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties. As of June 30, 2012, we received an aggregate amount of $1.7 million in milestone payments and $9.6 million in license fees since the inception of our collaboration with Bristol-Myers Squibb.

In April 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center and the Cleveland Clinic Foundation in which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain remaining preclinical work using MultiStem to treat congestive heart failure and for preparing the program for an investigational new drug application (“IND”) with the FDA. Interest on the loan accrues at a fixed rate of 4.25% per annum, and is added to the outstanding principal. The loan will be forgiven based on the achievement of a certain milestone, unrelated to the preclinical work, within three to four years. As of June 30, 2012, we have drawn $50,000 of this financing.

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

In 2011, we entered into an alliance with Fast Forward, a nonprofit subsidiary of the National Multiple Sclerosis Society, pursuant to which Fast Forward will fund the development of MultiStem for the treatment of multiple sclerosis through the filing of an IND. Fast Forward will commit up to $640,000 to fund the advancement of the program to clinical development stage. In return, upon successful achievement of certain development and commercialization milestones, we would remit certain milestone payments to Fast Forward.

When we hold investments, our available-for-sale securities typically include United States government obligations and corporate debt securities. We have been investing conservatively due to the ongoing economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. All available-for-sale securities were matured as of June 30, 2012. Also, although the unfavorable market and economic conditions have resulted in a decrease to our market capitalization, there has been no impairment to the value of our assets. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates. At June 30, 2012, we had available cash and cash equivalents of $10.9 million. Assuming no new financings or collaborations and based on our current business and operational plans, we would expect to have available cash to fund our planned operations into the first quarter of 2013. However, we expect to have access to additional capital through business development opportunities, which we are actively exploring for certain of our MultiStem programs and our small molecule obesity program, as well as grant-funding opportunities. We will continue to explore and consider new opportunities for funding our operations through grants and business partnerships involving our technologies and product candidates. Additionally, we expect to raise capital over the next twelve months by accessing the capital markets through the sale of equity, including through the purchase agreement with Aspire Capital, subject to its volume and price limitations. Further, we may consider alternative financing approaches, such as debt or the issuance of convertible securities. Although no assurance on the future success of the aforementioned actions can be provided, we also manage our cash through deferring certain discretionary costs and stage certain development costs to extend our operational runway, as needed.

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

Cash Flow Analysis

Net cash used in operating activities was $10.4 million for the six months ended June 30, 2012 and $5.8 million for the six months ended June 30, 2011, and represented the use of cash in funding preclinical and clinical product development activities. Net cash used in operating activities has fluctuated significantly over the past several quarters primarily due to the receipt of milestone payments and specific clinical trial costs. Taking into account working capital fluctuations, which reflect the receipt of milestone payments and timing of certain payments related to clinical activities, the increase in recent quarters reflects predominantly an increase in clinical development costs during the periods. Such increases include the cost impact of the Phase II stroke trial and the upfront costs associated with its launch, and the timing of payments for manufacturing product for the Phase II IBD clinical trial and reimbursements from Pfizer. We anticipate that net cash used in operating activities will fluctuate in the remaining quarters of 2012 in connection with the fluctuations and changes in activity associated with the MultiStem clinical trials, the timing of clinical manufacturing, and the receipt of potential milestone payments.

Net cash provided by investing activities was $4.0 million for the six months ended June 30, 2012, and net cash used in investing activities was $3.4 million for the six months ended June 30, 2011. The fluctuations from period to period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $237,000 and $377,000 for the second quarter of 2012 and 2011, respectively.

We anticipate that our overall capital equipment expenditures will be similar in 2012 compared to 2011.

Net cash provided from financing activities was $8.5 million for the six months ended June 30, 2012 and $11.8 for the six months ended June 30, 2011 primarily as a result of our equity offerings during each of those periods.

Investors in our March 2012 private placement received five-year warrants to purchase an aggregate of 4,347,827 shares of common stock with an exercise price of $2.07 per share, and investors in our February 2011 registered direct offering received five-year warrants to purchase an aggregate of 1,310,000 shares of common stock with an exercise price of $3.55 per share. The exercise of such warrants could provide us with cash proceeds. No warrants have been exercised at June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies, and corporate debt securities. As of June 30, 2012, we had no investments. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At June 30, 2012, we had no borrowings outstanding other than a forgivable note payable associated with local grant funding bearing fixed, forgivable interest of 4.25% per annum.

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

Changes in internal control over financial reporting

During the second quarter of 2012, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2012, we issued 7,500 shares of our common stock to our former lenders pursuant to a 2004 loan agreement. The issuances of these unregistered shares qualified as exempt transactions pursuant to Section 4(2) of the Securities Act of 1933. These issuances qualified for exemption under Section 4(2) of the Securities Act of 1933 because the issuances by us did not involve a public offering. The offerings were not public offerings due to the number of persons involved, the manner of the issuances and the number of securities issued. In addition, the lenders had the necessary investment intent since they agreed to and received share certificates bearing a legend stating that such securities are restricted. We did not receive any proceeds from these issuances, but issued these shares in lieu of cash payments to our former lenders.

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

ATHERSYS, INC.

Date: August 13, 2012	/s/ Gil Van Bokkelen
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