Form 10-Q
period 2013-03-31
ATHERSYS, INC / NEW
filed 2013-05-14
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 9, 2013 was 56,304,763.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$21,345	$25,533
Accounts receivable	473	490
Prepaid expenses and other	293	286

Total current assets	22,111	26,309
Equipment, net	1,310	1,294

Total assets	$23,421	$27,603

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,054	$1,767
Accrued compensation and related benefits	405	827
Accrued clinical trial costs	547	950
Accrued expenses	971	934

Total current liabilities	4,977	4,478
Note payable	171	169
Warrant liabilities	5,272	2,709
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, and 54,381,937 and 53,058,632 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	54	53
Additional paid-in capital	256,030	253,889
Accumulated deficit	(243,083)	(233,695)

Total stockholders’ equity	13,001	20,247

Total liabilities and stockholders’ equity	$23,421	$27,603

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Contract revenue	$84	$2,463
Grant revenue	242	284

Total revenues	326	2,747
Costs and expenses
Research and development	5,576	5,569
General and administrative	1,507	1,259
Depreciation	85	75

Total costs and expenses	7,168	6,903

Loss from operations	(6,842)	(4,156)
Other income (expense), net	17	(755)
(Expense) income from change in fair value of warrants	(2,563)	575

Net loss	$(9,388)	$(4,336)

Basic and diluted net loss per common share	$(0.18)	$(0.17)
Weighted average shares outstanding, basic and diluted	53,455,779	25,547,219
Items included in other comprehensive loss:
Proportional share of comprehensive loss of equity-method investment	—	(28)

Comprehensive loss	$(9,388)	$(4,364)

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating activities
Net loss	$(9,388)	$(4,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85	75
Gain on sale of investment	—	(183)
Stock-based compensation	116	136
Issuance of common stock to former lenders	—	703
Change in fair value of warrant liability	2,563	(575)
Changes in operating assets and liabilities:
Accounts receivable	17	290
Prepaid expenses and other assets	(7)	57
Accounts payable and accrued expenses	501	(233)
Deferred revenue	—	(1,351)

Net cash used in operating activities	(6,113)	(5,417)
Investing activities
Maturities of available-for-sale securities	—	3,237
Purchases of equipment	(101)	(206)

Net cash (used in) provided by investing activities	(101)	3,031
Financing activities
Proceeds from issuance of common stock and warrants, net	2,026	8,376

Net cash provided by financing activities	2,026	8,376
(Decrease) increase in cash and cash equivalents	(4,188)	5,990
Cash and cash equivalents at beginning of the period	25,533	8,785

Cash and cash equivalents at end of the period	$21,345	$14,775

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three-Month Periods Ended March 31, 2013 and 2012

1. Background and Basis of Presentation

We are an international biotechnology company that is focused primarily on the field of regenerative medicine and operate in one business segment. Our operations consist primarily of research and product development activities.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended March 31,
	2013	2012
Outstanding options	4,005,601	4,519,601
Restricted stock units	70,814	39,300
Outstanding warrants	5,806,853	10,783,323

Total	9,883,268	15,342,224

3. Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

Fair Value Measurements at March 31, 2013 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	March 31, 2013	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Warrant liabilities	$5,272	$—	$—	$5,272

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. The fair value of the warrants is estimated using a Black-Scholes pricing model using the expected volatility based on the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization. The fair value of the warrants issued in March 2012 is determined using probability weighted-average assumptions that give consideration to the exercise price repricing feature that is dependent upon the consummation of future qualified offerings, as defined, and requisite stockholder approval. The following inputs were used at March 31, 2013:

	Warrants Issued February 2011	Warrants Issued March 2012
Expected volatility	71.5%	71.6%
Risk-free interest rate	0.36%	0.36%
Expected life (in years)	2.83 years	3.95 years
Fair value at March 31, 2013 (in thousands)	$576	$4,696

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Three months ended
March 31, 2013
Balance January 1, 2013	$2,709
Loss included in expense from change in fair value of warrants for the period	2,563

Balance March 31, 2013	$5,272

4. Collaborations and Revenue Recognition

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

We are also eligible to receive cash payments upon the successful achievement of certain commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which each underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies. No milestone or royalty revenue has been recognized to date.

5. Stock-based Compensation

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

As of March 31, 2013, a total of 1,414,841 shares were available for issuance under our equity compensations plans and stock-based awards to purchase 4,076,415 shares of common stock were outstanding. For the three-month periods ended March 31, 2013 and 2012, stock-based compensation expense was approximately $116,000 and $136,000, respectively. At March 31, 2013, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $524,000, which is expected to be recognized by the end of 2017 using the straight-line method.

6. Issuance of Common Stock and Warrants

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

In March 2012, we completed a private placement financing generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination, and the warrants include price protection in the event we sell stock below the exercise price, as defined. As a result of the October 2012 public offering and in accordance with the terms of the warrants, we sought and obtained stockholder approval in February 2013 to reduce the exercise price of these warrants to $1.01 per share. In connection with this private placement, our former lenders were entitled to a milestone payment in the amount of $900,000, of which 75% was settled through the issuance of our common stock at $1.94 per share to the former lenders at our election.

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital Fund, LLC (“Aspire Capital”) is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. In the first quarter 2013, we sold an additional 1,323,305 shares to Aspire Capital at an average price of $1.54 per share. From its inception through May 9, 2013, we have issued 4,364,972 shares and received aggregate gross proceeds of approximately $7.3 million under the equity purchase agreement.

As of March 31, 2013, we had the following outstanding warrants to purchase shares of common stock:

Number of Underlying Shares	Exercise Price	Expiration
149,026	$5.00	June 8, 2014
1,310,000	$3.55	February 2, 2016
4,347,827	$1.01	March 14, 2017

5,806,853

As of March 31, 2013, no warrants had been exercised. Subsequent to March 31, 2013, we have received proceeds of approximately $350,000 from the exercise of March 2012 warrants aggregating 347,826 shares of common stock.

7. Warrant Liability

We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Registered common stock warrants that could require cash settlement are accounted for as liabilities. We classify these warrant liabilities on the consolidated balance sheet as a non-current liability, which is revalued at fair value at each balance sheet date subsequent to the initial issuance. We use the Black-Scholes valuation model to value the warrant liability at its fair value. Changes in the fair market value of the warrant are reflected in the consolidated statement of operations as income (expense) from change in fair value of warrants.

The warrants we issued in both the March 2012 private placement and the February 2011 registered direct offering each contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black Scholes value of the remaining unexercised portion of the warrant. Further, the March 2012 warrants include price protection in the event we sell stock below the exercise price, as defined, and the exercise price was reduced in February 2013 to $1.01 per share as a result of the October 2012 public offering.

The warrants have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at each balance sheet date.

8. Income Taxes

We have net operating loss and research and development tax credit carryforwards that may be used to reduce future taxable income and tax liabilities. Our deferred tax assets have been fully offset by a valuation allowance due to our cumulative losses. As a result of our most recent equity offerings, all of the net operating loss and credit carryforwards have been significantly limited for use under Section 382 of the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statement and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results are not necessarily indicative of results that may occur in future periods.

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

Current Programs

By applying our proprietary MultiStem cell therapy product, we have established therapeutic product development programs treating inflammatory and immune disorders, neurological conditions, cardiovascular disease, and other conditions. To date, we have advanced five programs to the clinical development stage, including the following:

• Inflammatory Bowel Disease: MultiStem is being evaluated in an ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis (“UC”), the most common form of IBD. This study is being conducted with our partner, Pfizer, in UC patients who have an inadequate response or are refractory to current treatment, and is a double blind, placebo controlled trial that began enrolling patients in 2011. Enrollment of the trial is ongoing and designed to include up to 126 patients, with initial results expected to be reported in the second half of 2013.

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

• Acute Myocardial Infarction: We have evaluated the administration of MultiStem in a Phase I clinical study to patients who have suffered an acute myocardial infarction (“AMI”). In 2010, we announced preliminary results for this study, demonstrating a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal in 2012. One-year follow-up data suggested that the benefit observed was sustained over time. We completed preliminary planning for a Phase II trial, and a 150 patient study has been authorized by the United States Food and Drug Administration (“FDA”). Our plans to move the AMI program forward into subsequent development will depend on the availability of capital resources, progress in our other clinical studies and our business development activities.

• Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase I clinical study of the administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell (“HSC”) transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease (“GvHD”), an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In 2011 and in 2012, we released data from the study, which demonstrated the safety of MultiStem in this indication and suggested that MultiStem may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. This program has been assigned orphan drug designation from the FDA, which provides us with seven years of market exclusivity upon approval and certain other benefits. We met with the FDA to discuss the results of the clinical study and our proposed plans for the next phase of clinical development in this area. Based on current plans, we intend to be ready to start this study in the second half of 2013, but the initiation will depend on the progress in our other clinical trials and the achievement of certain business development and financial objectives.

We are also collaborating with a leading transplant group at the University of Regensburg in Germany that has recently obtained authorization to initiate an institutional sponsored clinical trial exploring the administration of MultiStem in patients following a liver transplant. We plan to provide some financial support for this investigator-sponsored Phase I study and provide the product to conduct the trial.

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

We are in discussions with third parties about collaborating in the development of MultiStem for certain programs and may enter into one or more business partnerships to advance these programs.

We have also collaborated with RTI on the development of products for certain orthopedic applications in the bone graft substitutes market using our stem cell technologies, and have received $5.0 million in license fees. We will also receive royalty revenue from product sales should they occur, as well as potential additional milestone payments.

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

Financial

We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $243 million at March 31, 2013. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. In the first quarter 2013, we sold an additional 1,323,305 shares to Aspire Capital at an average price of $1.54 per share. From its inception through May 9, 2013, we have issued 4,364,972 shares and received aggregate proceeds of approximately $7.3 million under the equity purchase agreement.

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

The following table sets forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.

	Three months ended March 31,
	2013	2012
Revenues
Contract revenue	$84	$2,463
Grant revenue	242	284

	$326	$2,747

	Three months ended March 31,
	201 3	2012
Research and development expenses
Type of expense
Personnel costs	$1,311	$1,343
Research supplies	547	398
Facilities	274	255
Clinical and preclinical development costs	2,457	2,540
Sponsored research	277	297
Patent legal fees	418	389
Other	252	305
Stock-based compensation	40	42

	$5,576	$5,569

	Three months ended March 31,
	2013	2012
General and administrative expenses
Type of expense
Personnel costs	$576	$540
Facilities	60	66
Legal and professional fees	413	287
Other	382	272
Stock-based compensation	76	94

	$1,507	$1,259

Three Months Ended March 31, 2013 and 2012

Revenues. Revenues decreased to $326,000 for the three months ended March 31, 2013 from $2.7 million in the comparable period in 2012, reflecting a $2.4 million decrease in our Pfizer contract revenues. Our 2012 contract revenues included the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period that ended in June 2012. Absent any new collaborations, we expect our contract revenues to continue in 2013 at a reduced level from 2012, and to be comprised of reimbursements from Pfizer for outsourced central processing costs for the clinical product, potential RTI royalty payments, and potential license and milestone payments from Bristol-Myers Squibb. Grant revenue remained relatively consistent for the periods presented and may fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses were $5.6 million for the three months ended March 31, 2013, which is level with the same period in 2012. The two largest components of research and development were also consistent, with clinical and preclinical development costs at $2.5 million and personnel costs at $1.3 million. Other minor variances for the three month periods ended March 31, 2013 and 2012 include an increase in research supply costs of $149,000 and a decrease in other costs of $53,000. Our annual research and development expenses are not expected to increase significantly through 2013 as compared to 2012 unless we receive proceeds from additional financing or business development activities to fund advancement of additional clinical programs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $1.5 million for the three months ended March 31, 2013 from $1.3 million in the comparable period in 2012. The increase was due primarily to an increase in legal and professional fees of $126,000 and an increase in other general and administrative costs of $110,000 related to outside services for the three months ended March 31, 2013 compared to the same period in 2012. We expect our general and administrative expenses to continue at similar levels during 2013.

Depreciation. Depreciation expense increased to $85,000 for the three months ended March 31, 2013 from $75,000 in the comparable period in 2012, due to depreciation on new capital purchases.

Other Income (Expense), net. Other income (expense), net, includes foreign currency gains and losses and any realized gains and losses on the sale of our assets. During the three-month period ended March 31, 2012, we recognized a gain of $182,000 related to an equity-method investment that was liquidated. Also included in other expense for the three months ended March 31, 2012 are cash and stock-based milestone payments of $937,000 paid to our former lenders in connection with our equity offerings.

(Expense) Income from Change in Fair Value of Warrants. Expense of $2.6 million was recognized during the three months ended March 31, 2013 for the market value change in our warrant liabilities, and income of $575,000 was recognized during the three months ended March 31, 2012.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and available-for-sale securities. At March 31, 2013, we had $21.3 million in cash and cash equivalents. We have primarily financed our operations through equity financings, business collaborations and grant funding. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We entered into an equity purchase agreement in 2011, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. In the first quarter 2013, we sold an additional 1,323,305 shares to Aspire Capital at an average price of $1.54 per share. From its inception through May 9, 2013, we have issued 4,364,972 shares and received aggregate proceeds of approximately $7.3 million under the equity purchase agreement.

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

In March 2012, we completed a private placement financing generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. The warrants have anti-dilution price protection, subject to certain exceptions. As a result of the October 2012 public offering and in accordance with the terms of the warrants, we sought and obtained stockholder approval in February 2013 to reduce the exercise price of these warrants to $1.01 per share. As of March 31, 2013, no warrants had been exercised. Subsequent to March 31, 2013, we have received proceeds of approximately $350,000 from the exercise of March 2012 warrants aggregating 347,826 shares of common stock.

In connection with our equity offerings, our former lenders were entitled to milestone payments until the remaining balance of an original $2.25 million milestone was paid in cash and stock. We made cash and stock-based milestone payments of $1.3 million to our former lenders during the year ended December 31, 2012, which settled the final balance of this contingent obligation, paying 75% of the milestone through the issuance of our common stock. The former lenders also received in 2007 seven-year warrants to purchase 149,026 shares of common stock with an exercise price of $5.00. The exercise of such warrants could provide us with cash proceeds. None of these warrants were exercised as of March 31, 2013.

Under the terms of our agreement with Pfizer, we are eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of March 31, 2013. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

Under the terms of our RTI agreement, we are eligible to receive cash payments upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no milestone payments have been received as of March 31, 2013. In addition, we will receive tiered royalties on any worldwide commercial sales of implants using our technologies.

We remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties.

In April 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center and the Cleveland Clinic Foundation in which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain remaining preclinical work using MultiStem to treat congestive heart failure and for preparing the program for an investigational new drug application, or IND with the FDA. Interest on the loan accrues at a fixed rate of 4.25% per annum, and is added to the outstanding principal. The loan will be forgiven based on the achievement of a certain milestone, unrelated to the preclinical work, within three to four years. As of March 31, 2013, we had drawn $166,000 of this financing.

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

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates. At March 31, 2013, we had available cash and cash equivalents of $21.3 million. As a result, we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to generate additional funding to meet our needs. We are actively exploring business development opportunities for certain of our MultiStem programs and our small molecule 5HT2c program, as well as grant-funding opportunities. Additionally, we are raising capital from time to time through the equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $6.1 million for the three months ended March 31, 2013 and $5.4 million for the three months ended March 31, 2012. Net cash used in operating activities has fluctuated significantly over the past several quarters primarily due to the receipt of milestone payments, timing of certain clinical trial costs, and the recent decline in contract revenues. Taking into account working capital fluctuations, the increase for the three months ended March 31, 2013 reflects predominantly the decrease in contract revenues during the period. We anticipate that net cash used in operating activities will fluctuate in the remaining quarters of 2013 in connection with the fluctuations and changes in activity associated with the MultiStem clinical trials, the timing of clinical manufacturing, and the receipt of potential milestone payments.

Net cash used by investing activities was $101,000 for the three months ended March 31, 2013 and net cash provided by investing activities was $3.0 million for the three months ended March 31, 2012. The fluctuations from period-to-period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $101,000 and $206,000 in the first quarter of 2013 and 2012, respectively. We anticipate that our overall capital equipment expenditures will be similar in 2013 as compared to 2012.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2013 and $8.4 million for the three months ended March 31, 2012, as a result of our equity offerings and equity sales to Aspire Capital during each of those periods.

Investors in our March 2012 private placement received five-year warrants to purchase an aggregate of 4,347,827 shares of common stock with an exercise price of $2.07 per share, with anti-dilution price protection, subject to certain exceptions. As a result of the October 2012 public offering and in accordance with the terms of the warrants, we sought and obtained stockholder approval in February 2013 to reduce the exercise price of these warrants to $1.01 per share. Also, investors in our February 2011 registered direct offering received five-year warrants to purchase an aggregate of 1,310,000 shares of common stock with an exercise price of $3.55 per share. The exercise of such warrants could provide us with cash proceeds. No warrants had been exercised at March 31, 2013. Subsequent to March 31, 2013, we have received proceeds of approximately $350,000 from the exercise of March 2012 warrants aggregating 347,826 shares of common stock.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our accounting polices and estimates as described in our Annual Report. For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Other important factors to consider in evaluating our forward-looking statements include:

•	uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem for the treatment of IBD, AMI, stroke and other disease indications, and the prevention of GvHD;

•	our ability to raise capital to fund our operations;

•	final results from our MultiStem clinical trials;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials and obtain all necessary regulatory approvals to commercialize our product candidates;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect our intellectual property portfolio;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreement;

•	the success of our efforts to enter into new strategic partnerships and advance our programs;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers; and
•	the success of our competitors and the emergence of new competitors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of March 31, 2013, we had no investments. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At March 31, 2013, we had no borrowings outstanding other than a forgivable note payable associated with local grant funding bearing fixed, forgivable interest of 4.25% per annum.

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

Changes in internal control over financial reporting

During the first quarter of 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, we sold an aggregate of 1,323,305 shares of common stock to Aspire Capital at an average price of $1.54. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

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

ATHERSYS, INC.

Date: May 14, 2013	/s/ Gil Van Bokkelen
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