Form 10-Q
period 2013-06-30
ATHERSYS, INC / NEW
filed 2013-08-13
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 1, 2013 was 57,024,430.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,897	$25,533
Accounts receivable	576	490
Prepaid expenses and other	328	286

Total current assets	19,801	26,309
Equipment, net	1,396	1,294

Total assets	$21,197	$27,603

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,818	$1,767
Accrued compensation and related benefits	577	827
Accrued clinical trial costs	286	950
Accrued expenses	824	934
Deferred revenue	51	—

Total current liabilities	4,556	4,478
Note payable	172	169
Warrant liabilities	4,704	2,709
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively, and 56,812,375 and 53,058,632 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	57	53
Additional paid-in capital	260,737	253,889
Accumulated deficit	(249,029)	(233,695)

Total stockholders’ equity	11,765	20,247

Total liabilities and stockholders’ equity	$21,197	$27,603

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Contract revenue	$194	$2,270	$278	$4,733
Grant revenue	377	387	619	671

Total revenues	571	2,657	897	5,404
Costs and expenses
Research and development	5,107	5,027	10,683	10,596
General and administrative	1,555	1,162	3,062	2,421
Depreciation	86	80	171	155

Total costs and expenses	6,748	6,269	13,916	13,172

Loss from operations	(6,177)	(3,612)	(13,019)	(7,768)
Other income (expense), net	15	(5)	32	(760)
Income (expense) from change in fair value of warrants	216	(96)	(2,347)	479

Net loss	$(5,946)	$(3,713)	$(15,334)	$(8,049)

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.28)	$(0.29)
Weighted average shares outstanding, basic and diluted	56,028,461	29,405,986	54,744,254	27,476,603
Items included in other comprehensive loss:
Proportional share of comprehensive loss of equity-method investment	—	—	—	(28)

Comprehensive loss	$(5,946)	$(3,713)	$(15,334)	$(8,077)

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities
Net loss	$(15,334)	$(8,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	155
Gain on sale of investment	—	(184)
Stock-based compensation	313	269
Issuance of common stock to former lenders	—	714
Change in fair value of warrant liabilities	2,347	(479)
Changes in operating assets and liabilities:
Accounts receivable	(86)	(15)
Prepaid expenses and other assets	(41)	453
Accounts payable and accrued expenses	30	(132)
Deferred revenue	51	(3,140)

Net cash used in operating activities	(12,549)	(10,408)
Investing activities
Maturities of available-for-sale securities	—	4,237
Purchases of equipment	(273)	(237)

Net cash (used in) provided by investing activities	(273)	4,000
Financing activities
Proceeds from issuance of common stock, net	5,834	8,430
Proceeds from exercise of warrants	352	—
Proceeds from note payable	—	50

Net cash provided by financing activities	6,186	8,480

(Decrease) increase in cash and cash equivalents	(6,636)	2,072
Cash and cash equivalents at beginning of the period	25,533	8,785

Cash and cash equivalents at end of the period	$18,897	$10,857

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Six-Month Periods Ended June 30, 2013 and 2012

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

2. Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The table below reconciles the net loss and the number of shares used to calculate basic and diluted net loss per share for the three months ended June 30, 2013, in thousands.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator – Diluted:
Net loss	(5,946)	(3,713)	(15,334)	(8,049)
Less: income from change in fair value of warrants	(164)	—	—	—

Net loss used to calculate diluted net loss per share	(6,110)	(3,713)	(15,334)	(8,049)

Denominator – Diluted:
Weighted-average shares outstanding	56,028	29,406	54,744	27,477
Potentially dilutive common shares outstanding:
Warrants	1,813	—	—	—

Weighted-average shares used to calculate diluted net loss per share	57,841	29,406	54,744	27,477

We have outstanding options, restricted stock units and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	5,133,518	4,213,501	5,133,518	4,213,501
Restricted stock units	2,910,093	86,197	2,910,093	86,197
Warrants	1,459,026	5,806,853	5,459,027	5,806,853

Total	9,502,637	10,106,551	13,502,638	10,106,551

3. Fair Value of Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Adjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or significant inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

Fair Value Measurements at June 30, 2013 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	June 30, 2013	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Warrant liabilities	$4,704	$—	$—	$4,704

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. The fair value of the warrants is estimated using a Black-Scholes pricing model using the expected volatility based on the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization. The fair value of the warrants issued in March 2012 is determined using probability weighted-average assumptions that give consideration to the exercise price repricing feature that is dependent upon the consummation of future qualified offerings, as defined, and requisite stockholder approval. The following inputs were used at June 30, 2013:

	Warrants Issued	Warrants Issued
	February 2011	March 2012
Expected volatility	71.4%	70.9%
Risk-free interest rate	0.66%	0.66%
Expected life (in years)	2.59	3.70
Fair value at June 30, 2013 (in thousands)	$524	$4,180

A rollforward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2013		June 30, 2013
		Balance January 1, 2013	$2,709
Balance April 1, 2013	$5,272
Exercise of warrants	(352)	Exercise of warrants	(352)
(Gain) loss included in income from change in fair value of warrants for the period	(216)	Loss (gain) included in expense from change in fair value of warrants for the period	2,347

Balance June 30, 2013	$4,704	Balance June 30, 2013	$4,704

4. Collaborative Arrangements and Revenue Recognition

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

RTI Biologics, Inc.

In 2010, we entered into an agreement with RTI Biologics, Inc. (“RTI”) to develop and commercialize biologic implants using our technology for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we received a $5.0 million license fee in installments through December 2012.

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

5. Stock-based Compensation

Our equity incentive plans authorize an aggregate of 11,500,000 shares of common stock for awards to employees, directors and consultants, as amended in June 2013. These incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards.

As of June 30, 2013, a total of 3,438,958 shares were available for issuance under our equity incentive plans, and stock options and restricted stock units to purchase an aggregate of 8,043,611 shares of common stock were outstanding. In June 2013, we granted 1,077,928 stock options and 151,964 restricted stock units to our employees and directors pursuant to our annual incentive programs. In the three-month period ended June 30, 2013, we issued 7,612 shares of common stock related to restricted stock units that vested during the period.

In April 2013, our Board of Directors approved arrangements whereby our executive officers agreed to terminate prior incentive agreements in return for one-time grants of restricted stock units and for the ability to receive routine annual grants of equity-based awards. We had established the incentive agreements in 2005, prior to our common stock being publicly traded, in connection with restructuring our internal programs and as a retention and motivation tool, which provided our executives financial participation in the event of certain merger or acquisition or asset sale transactions. In June 2013, 2,700,000 restricted stock units that vest ratably on a quarterly basis over three years were granted to the executive officers in exchange for the termination of their incentive agreements. Also, our executive officers were awarded in June 2013 stock option grants as part of the routine annual awards.

For the three-month period ended June 30, 2013 and 2012, stock-based compensation expense was approximately $196,000 and $133,000, respectively. At June 30, 2013, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $6,723,000, which is expected to be recognized by the end of 2017 using the straight-line method.

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

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital Fund, LLC (“Aspire Capital”) is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. During the quarter ended June 30, 2013, we sold 2,075,000 shares to Aspire Capital at an average price of $1.85 per share, and during the six-month period ended June 30, 2013, we sold 3,398,305 shares to Aspire Capital at an average price of $1.73 per share. From its inception through August 1, 2013, we have sold 5,064,972 shares and received aggregate gross proceeds of approximately $8.4 million under the equity purchase agreement.

As of June 30, 2013, we had the following outstanding warrants to purchase shares of common stock:

Number of Underlying Shares	Exercise Price	Expiration
149,026	$5.00	June 8, 2014
1,310,000	$3.55	February 2, 2016
4,000,001	$1.01	March 14, 2017

5,459,027

7. Warrant Liabilities

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

The warrants have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at each balance sheet date. As of June 30, 2013, we have received proceeds of approximately $352,000 from the exercise of March 2012 warrants aggregating to 347,826 shares of common stock being issued.

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

Current Programs

By applying our proprietary MultiStem cell therapy product, we have established therapeutic product development programs treating inflammatory and immune disorders, neurological conditions, cardiovascular disease, and other conditions. To date, we have advanced five programs to the clinical development stage, including the following:

•  Inflammatory Bowel Disease: MultiStem is being evaluated in an ongoing Phase II clinical study involving administration of MultiStem to patients suffering from ulcerative colitis (“UC”), the most common form of IBD. This study is being conducted with our partner, Pfizer, in UC patients who have an inadequate response or are refractory to current treatment. It is a double blind, placebo controlled trial designed to include up to 126 patients and began enrolling in 2011. Enrollment is ongoing and initial results are expected in early 2014.

•  Ischemic Stroke: In an ongoing Phase II clinical study, we are evaluating the administration of MultiStem to patients who have suffered an ischemic stroke. In contrast to treatment with thrombolytics, which must be administered within 3 to 4 hours after a stroke, we are treating patients one to two days after the stroke has occurred. In preclinical studies, administration of a single dose of MultiStem, even several days after a stroke, resulted in significant and durable improvements. This double blind, placebo-controlled trial is being conducted at leading stroke centers across the United States and may include sites in Europe. The study is expected to enroll approximately 136 patients. We completed the first patient cohorts, and the independent safety monitoring committee found in 2012 that MultiStem was safe and well tolerated at both of the doses evaluated. Patient enrollment is ongoing and for the remainder of the trial, patients are being randomized to receive either high dose MultiStem or placebo. We anticipate having initial results for the study in the first half of 2014.

•  Acute Myocardial Infarction: We have evaluated the administration of MultiStem in a Phase I clinical study to patients who have suffered an acute myocardial infarction (“AMI”). In 2010, we announced preliminary results for this study, demonstrating a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal in 2012. One-year follow-up data suggested that the benefit observed was sustained over time. We have completed preliminary planning for a Phase II trial and plan to initiate a trial in 2014 with funding of up to $2.8 million from a federal grant in support of the study.

•  Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase I clinical study of the administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell (“HSC”) transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease (“GvHD”), an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In 2011 and in 2012, we released data from the study, which demonstrated the safety of MultiStem in this indication and suggested that MultiStem may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. This program has been assigned orphan drug designation from the FDA, which provides us with seven years of market exclusivity upon approval and certain other benefits. We have met with the FDA and received feedback regarding our proposed plans for the next phase of clinical development in this area, and are finalizing the study design. Based on current plans, we are preparing to be ready to start this study in 2014, but the initiation will depend on the progress in our other clinical trials and the achievement of certain business development and financial objectives.

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

Financial

We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $249 million at June 30, 2013. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, to develop business collaborations and to acquire certain technologies and assets.

In August 2013, we were awarded a federal grant that is expected to provide up to $2.8 million in support for a Phase II clinical study evaluating the administration of MultiStem to patients who have suffered an AMI.

As of June 30, 2013, we have received proceeds of approximately $352,000 from the exercise of March 2012 warrants aggregating 347,826 shares of common stock.

In November 2011, we entered into an equity purchase agreement, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. During the quarter ended June 30, 2013, we sold 2,075,000 shares to Aspire Capital at an average price of $1.85 per share, and during the six-month period ended June 30, 2013, we sold 3,398,305 shares to Aspire Capital at an average price of $1.73 per share. From its inception through August 1, 2013, we have issued 5,064,972 shares and received aggregate gross proceeds of approximately $8.4 million under the equity purchase agreement.

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

The following tables set forth our revenues and expenses for the periods indicated and amounts are stated in thousands.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Contract revenue	$194	$2,270	$278	$4,733
Grant revenue	377	387	619	671

	$571	$2,657	$897	$5,404

Research and development expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2013	2012	2013	2012
Personnel costs	$1,440	$1,280	$2,751	$2,623
Research supplies	268	334	815	732
Facilities	273	231	547	486
Clinical and preclinical development costs	2,090	2,235	4,547	4,775
Sponsored research	173	327	450	624
Patent legal fees	485	292	903	681
Other	298	294	550	599
Stock-based compensation	80	34	120	76

	$5,107	$5,027	$10,683	$10,596

General and administrative expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2013	2012	2013	2012
Personnel costs	$575	$517	$1,151	$1,057
Facilities	63	75	123	141
Legal and professional fees	264	192	677	479
Other	536	279	918	551
Stock-based compensation	117	99	193	193

	$1,555	$1,162	$3,062	$2,421

Three Months Ended June 30, 2013 and 2012

Revenues. Revenues decreased to $0.6 million for the three months ended June 30, 2013 from $2.7 million in the comparable period in 2012, reflecting a $2.0 million decrease in our Pfizer contract revenues. Our 2012 contract revenues included the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period that ended in June 2012. Absent any new collaborations, we expect our contract revenues to continue in 2013 at a reduced level from 2012, and to be comprised of reimbursements from Pfizer for outsourced central processing costs for the clinical product, potential RTI royalty payments, and potential license and milestone payments from Bristol-Myers Squibb. Grant revenue remained consistent at $0.4 million for the three months ended June 30, 2013 and 2012. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants, such as the federal grant that was awarded in August 2013 in support of our AMI program.

Research and Development Expenses. Research and development expenses increased to $5.1 million for the three months ended June 30, 2013 from $5.0 million in the comparable period in 2012. The increase related primarily to an increase in patent legal fees of $193,000 and an increase in personnel costs of $160,000 for the quarter ended June 30, 2013 from the comparable 2012 period. These increases were partially offset by a decrease in clinical and preclinical development costs of $145,000 and a decrease in sponsored research costs of $154,000 during the period. The increase in patent legal costs resulted from increased patent prosecution costs during the period. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs and annual merit increases in salaries. The decrease in clinical and preclinical development costs for the three months ended June 30, 2013 related to costs associated with our MultiStem clinical trials, including contract research organization costs and clinical manufacturing costs. Sponsored research costs decreased primarily due to a decrease in grant-funded programs that require collaboration with certain academic research institutions. Our annual research and development expenses are not expected to increase significantly through 2013 as compared to 2012 unless we receive proceeds from additional financing or business development activities to fund advancement of additional clinical programs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $1.6 million for the three months ended June 30, 2013 from $1.2 million in the comparable period in 2012. The $0.4 million increase was due primarily to an increase in other general and administrative costs of $257,000 related to advisory and other external service providers, an increase of $72,000 in legal and professional fees, and an increase in personnel costs of $58,000 for the three months ended June 30, 2013 from the comparable period in 2012. We expect our general and administrative expenses to continue at similar levels as 2012 for the remainder of 2013.

Depreciation. Depreciation expense increased to $86,000 for the three months ended June 30, 2013 from $80,000 in the comparable period in 2012 due to depreciation on new capital purchases.

Other Income (Expense), net. Other income (expense), net, for the three month period ended June 30, 2013 and 2012 was income of $15,000 and expense of $5,000, respectively, representing a combination of interest income and expense, foreign currency gains and losses, and any realized gains and losses on the sale of our assets.

Income (Expense) from Change in Fair Value of Warrants. Income of $216,000 was recognized during the three months ended June 30, 2013 for the market value change in our warrant liabilities, and expense of $96,000 was recognized during the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Revenues. Revenues decreased to $0.9 million for the six months ended June 30, 2013 from $5.4 million in the comparable period in 2012, reflecting, in part, a $3.9 million decrease in our Pfizer contract revenues. Our 2012 contract revenues included the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period that ended in June 2012. Absent any new collaboration, we expect our contract revenues to continue in 2013 at a reduced level from 2012, and to be comprised of reimbursements from Pfizer for outsourced central processing costs for the clinical product, potential RTI royalty payments, and potential license and milestone payments from Bristol-Myers Squibb. Grant revenue remained relatively consistent during the six month periods ended June 30, 2013 and 2012. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses increased to $10.7 million for the six months ended June 30, 2013 from $10.6 million in the comparable period in 2012. The increase of $87,000 related primarily to an increase in patent legal fees of $222,000, an increase in personnel costs of $128,000 and an increase in research supplies of $83,000 during the six months ended June 30, 2013 compared to the 2012 period. These increases were partially offset by a decrease in clinical and preclinical development costs of $228,000 and a decrease in sponsored research costs of $174,000. The increase in patent legal costs resulted from increased patent prosecution costs during the period. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs and annual merit increases in salaries. The decrease in clinical and preclinical development costs for the six months ended June 30, 2013 related primarily to costs associated with our MultiStem clinical trials, including contract research organization costs and clinical manufacturing costs. Sponsored research costs decreased primarily due to a decrease in grant-funded programs that require collaboration with certain academic research institutions. Our annual research and development expenses are not expected to increase significantly through 2013 as compared to 2012 unless we receive proceeds from additional financing or business development activities to fund advancement of additional clinical programs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $3.1 million for the six months ended June 30, 2013 from $2.4 million in the comparable period in 2012. The $0.7 million increase was due primarily to an increase in other general and administrative costs of $367,000 related to advisory and other external service providers, an increase in legal and professional fees of $198,000 and an increase of $94,000 in personnel costs for the six months ended June 30, 2013 from the comparable period in 2012. We expect our general and administrative expenses to continue at similar levels as 2012 for the remainder of 2013.

Depreciation. Depreciation expense increased to $171,000 for the six months ended June 30, 2013 from $155,000 in the comparable period in 2012 due to depreciation on new capital purchases.

Other Income (Expense), net. Other income (expense), net, includes interest income and expense, foreign currency gains and losses, realized gains and losses on the sale of our assets, and cash and stock-based milestone payments (which aggregated $952,000 in the six month period ended June 30, 2012) paid to our former lenders in connection with our equity offerings. Also, in the six-month period ended June 30, 2012, we recognized a gain of $183,000 related to an equity-method investment that was liquidated in the period.

Income (Expense) from Change in Fair Value of Warrants. Expense of $2.3 million was recognized during the six months ended June 30, 2013 for the market value change in our warrant liabilities, and income of $479,000 was recognized during the six months ended June 30, 2012.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities on hand. At June 30, 2013, we had $18.9 million in cash and cash equivalents and no available-for-sale securities. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

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

In March 2012, we completed a private placement financing generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. The warrants have anti-dilution price protection, subject to certain exceptions. As a result of the October 2012 public offering and in accordance with the terms of the warrants, we sought and obtained stockholder approval in February 2013 to reduce the exercise price of these warrants to $1.01 per share. As of June 30, 2013, we have received proceeds of approximately $352,000 from the exercise of March 2012 warrants aggregating 347,826 shares of common stock.

We entered into an equity purchase agreement in 2011, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. During the quarter ended June 30, 2013, we sold 2,075,000 shares to Aspire Capital at an average price of $1.85 per share, and during the six-month period ended June 30, 2013, we sold 3,398,305 shares to Aspire Capital at an average price of $1.73 per share. From its inception through August 1, 2013, we have issued 5,064,972 shares and received aggregate gross proceeds of approximately $8.4 million under the equity purchase agreement.

In connection with our equity offerings, our former lenders were entitled to milestone payments until the remaining balance of an original $2.25 million milestone was paid in cash and stock. We made cash and stock-based milestone payments of $1.3 million to our former lenders during the year ended December 31, 2012, which settled the final balance of this contingent obligation, paying 75% of the milestone through the issuance of our common stock. The former lenders also received in 2007 seven-year warrants to purchase 149,026 shares of common stock with an exercise price of $5.00. The exercise of such warrants could provide us with cash proceeds. None of these warrants were exercised as of June 30, 2013.

Under the terms of our agreement with Pfizer, we are eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of June 30, 2013. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

Under the terms of our RTI agreement, we are eligible to receive cash payments upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no milestone payments have been received as of June 30, 2013. In addition, we will receive tiered royalties on any worldwide commercial sales of implants using our technologies.

We remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties.

In April 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center and the Cleveland Clinic Foundation in which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain remaining preclinical work using MultiStem to treat congestive heart failure and for preparing the program for an investigational new drug application, or IND, with the FDA. Interest on the loan accrues at a fixed rate of 4.25% per annum, and is added to the outstanding principal. The loan will be forgiven based on the achievement of a certain milestone, unrelated to the preclinical work, within three to four years. As of June 30, 2013, we had drawn $166,000 of this financing.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates. At June 30, 2013, we had available cash and cash equivalents of $18.9 million. As a result, we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to generate additional funding to meet our needs. We are actively exploring business development opportunities for certain of our MultiStem programs and our small molecule 5HT2c program, as well as grant-funding opportunities. Additionally, we are raising capital from time to time through the equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $12.5 million for the six months ended June 30, 2013 and $10.4 million for the six months ended June 30, 2012, representing the use of cash to fund operations, clinical trials, and preclinical and process development activities. Net cash used in operating activities has fluctuated significantly over the past several quarters primarily due to the decline in contract revenues and the timing of the payment of clinical trial and process development costs. Our collaboration with Pfizer provided revenues over a performance period that ended in June 2012. We anticipate that net cash used in operating activities will continue at similar levels for the remaining quarters of 2013.

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2013, and net cash provided by investing activities was $4.0 million for the six months ended June 30, 2012. The fluctuations from period to period were due primarily to the maturity dates of investments. Purchases of equipment were $273,000 and $237,000 for the six month periods ended June 30, 2013 and 2012, respectively. We anticipate that our overall capital equipment expenditures will be similar in 2013 compared to 2012.

Net cash provided from financing activities was $6.2 million for the six months ended June 30, 2013 and $8.5 million for the six months ended June 30, 2012 primarily as a result of our equity offerings during each of those periods and the use of the Aspire Capital equity purchase agreement.

Investors in our March 2012 private placement received five-year warrants to purchase an aggregate of 4,347,827 shares of common stock with an exercise price of $1.01 per share, as adjusted, and investors in our February 2011 registered direct offering received five-year warrants to purchase an aggregate of 1,310,000 shares of common stock with an exercise price of $3.55 per share. The exercise of such warrants could provide us with cash proceeds. As of June 30, 2013, we have received proceeds of approximately $352,000 from the exercise of March 2012 warrants aggregating in the issuance of 347,826 shares of common stock.

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

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of June 30, 2013, we had no investments. When we invest, we have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At June 30, 2013, we had no borrowings outstanding other than a $166,000 forgivable note payable associated with local grant funding bearing fixed, forgivable interest of 4.25% per annum.

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

Changes in internal control over financial reporting

During the second quarter of 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013, we sold an aggregate of 2,075,000 shares of common stock to Aspire Capital at an average purchase price of $1.85 per share. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Athersys, Inc., as amended as of June 28, 2013

10.1	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 18, 2013) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 18, 2013)

10.2	Form of Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and Athersys, Inc.’s named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 20, 2013)

10.3	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 20, 2013)

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: August 13, 2013	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Athersys, Inc., as amended as of June 28, 2013

10.1	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 18, 2013) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 18, 2013)

10.2	Form of Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and Athersys, Inc.’s named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 20, 2013)

10.3	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 20, 2013)

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document