Form 10-Q
period 2013-09-30
ATHERSYS, INC / NEW
filed 2013-11-14
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 2, 2013 was 60,224,210.

ATHERSYS INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,814	$25,533
Accounts receivable	453	490
Prepaid expenses and other	283	286

Total current assets	18,550	26,309
Equipment, net	1,368	1,294

Total assets	$19,918	$27,603

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,636	$1,767
Accrued compensation and related benefits	801	827
Accrued clinical trial costs	171	950
Accrued expenses	975	934

Total current liabilities	3,583	4,478
Note payable	174	169
Warrant liabilities	4,667	2,709
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized at September 30, 2013 and December 31, 2012, respectively, and 59,890,877 and 53,058,632 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	60	53
Additional paid-in capital	266,077	253,889
Accumulated deficit	(254,643)	(233,695)

Total stockholders’ equity	11,494	20,247

Total liabilities and stockholders’ equity	$19,918	$27,603

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Contract revenue	$87	$623	$365	$5,356
Grant revenue	534	392	1,153	1,063

Total revenues	621	1,015	1,518	6,419
Costs and expenses
Research and development	4,689	4,105	15,372	14,701
General and administrative	1,450	1,079	4,512	3,500
Depreciation	86	81	257	236

Total costs and expenses	6,225	5,265	20,141	18,437

Loss from operations	(5,604)	(4,250)	(18,623)	(12,018)
Other (expense) income, net	(4)	(70)	28	(831)
(Expense) income from change in fair value of warrants, net	(6)	871	(2,353)	1,351

Net loss	$(5,614)	$(3,449)	$(20,948)	$(11,498)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.38)	$(0.41)
Weighted average shares outstanding, basic and diluted	57,646,306	29,800,452	55,722,235	28,256,873
Items included in other comprehensive loss:
Proportional share of comprehensive loss of equity-method investment	—	—	—	(28)

Comprehensive loss	$(5,614)	$(3,449)	$(20,948)	$(11,526)

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities
Net loss	$(20,948)	$(11,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	257	236
Gain on sale of investment	—	(183)
Stock-based compensation	918	380
Issuance of common stock to former lenders	—	769
Change in fair value of warrant liabilities	2,353	(1,351)
Changes in operating assets and liabilities:
Accounts receivable	37	251
Prepaid expenses and other assets	3	479
Accounts payable and accrued expenses	(890)	(724)
Deferred revenue	—	(2,381)

Net cash used in operating activities	(18,270)	(14,022)
Investing activities
Maturities of available-for-sale securities	—	4,237
Purchase of equipment	(331)	(307)

Net cash (used in) provided by investing activities	(331)	3,930
Financing activities
Proceeds from issuance of common stock, net of expenses	10,617	9,160
Proceeds from exercise of warrants	402	—
Purchases of treasury stock	(137)	—
Proceeds from note payable	—	50

Net cash provided by financing activities	10,882	9,210

Decrease in cash and cash equivalents	(7,719)	(882)
Cash and cash equivalents at beginning of the period	25,533	8,785

Cash and cash equivalents at end of the period	$17,814	$7,903

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Nine-Month Periods Ended September 30, 2013 and 2012

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

Certain prior-year amounts have been reclassified to conform with current-year presentations.

2. Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The table below reconciles the net loss and the number of shares used to calculate basic and diluted net loss per share for the three and nine months ended September 30, 2013 and 2012, in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator – Diluted:
Net loss	$(5,614)	$(3,449)	$(20,948)	$(11,498)
Less: income from change in fair value of warrants	33	—	—	—

Net loss used to calculate diluted net loss per share	$(5,647)	$(3,449)	$(20,948)	$(11,498)

Denominator – Diluted:
Weighted-average shares outstanding	57,646	29,800	55,722	28,257
Potentially dilutive common shares outstanding:
Warrants	1,602	—	—	—

Weighted-average shares used to calculate diluted net loss per share	59,248	29,800	55,722	28,257

We have outstanding options, restricted stock units and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	5,130,329	4,213,501	5,130,329	4,213,501
Restricted stock units	2,674,348	86,197	2,674,348	86,197
Warrants	1,459,026	5,806,853	5,409,027	5,806,853

Total	9,263,703	10,106,551	13,213,704	10,106,551

3. Fair Value of Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

		Fair Value Measurements at September 30, 2013 Using
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$4,667	$—	$—	$4,667

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. The fair value of the warrants is estimated using the expected volatility based on the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization, using the Black-Scholes pricing model. The fair value of the warrants issue in March 2012 is determined using probability weighted-average assumptions that give consideration to the exercise price repricing feature that is dependent upon the consummation of future qualified offerings, as defined, and requisite stockholder approval. The following inputs were used at September 30, 2013:

	Warrants Issued February 2011	Warrants Issued March 2012
Expected volatility	79.95%	75.12%
Risk-free interest rate	0.34%	0.64%
Expected life (in years)	2.34	3.45
Fair value at September 30, 2013 (in thousands)	$563	$4,104

A rollforward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

	Three months ended September 30, 2013		Nine months ended September 30, 2013
Balance July 1, 2013	$4,704	Balance January 1, 2013	$2,709
Exercise of warrants	(43)	Exercise of warrants	(395)
Losses, net included in expense from change in fair value of warrants for the period	6	Losses, net included in expense from change in fair value of warrants for the period	2,353

Balance September 30, 2013	$4,667	Balance September 30, 2013	$4,667

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

We evaluated the facts and circumstances of the Pfizer agreement and determined that it had multiple deliverables that should be combined into a single unit of accounting. We recognized the license and technology access fee and research and development funding ratably on a straight-line basis over the estimated performance period, which was completed mid-2012, and measured manufacturing revenue beginning upon the culmination of the earnings process and recognized it over the performance period of the bundled unit of accounting.

RTI Biologics, Inc.

In 2010, we entered into an agreement with RTI Biologics, Inc. (“RTI”) to develop and commercialize biologic implants using our technology for certain orthopedic applications in the bone graft substitutes market. Under the terms of the agreement, we received a $5.0 million license fee in installments through December 2012.

We are also eligible to receive cash payments upon the successful achievement of certain commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which each underlying triggering event occurs. In addition, we will receive tiered royalties on worldwide commercial sales, if any, of implants using our technologies. No commercial milestone or royalty revenue has been recognized to date.

5. Stock-Based Compensation

Our equity incentive plans, as amended in June 2013, authorize an aggregate of 11,500,000 shares of common stock for awards to employees, directors and consultants. These incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards.

As of September 30, 2013, a total of 3,440,835 shares were available for issuance under our equity incentive plans, and stock options and restricted stock units to purchase an aggregate of 7,804,677 shares of common stock were outstanding. In June 2013, 2,700,000 restricted stock units that vest ratably on a quarterly basis over three years were granted to our executive officers in exchange for the termination of 2005 incentive agreements. In the three-month period ended September 30, 2013, we granted 75,000 stock options to our directors pursuant to our annual incentive programs. In the three-month period ended September 30, 2013, we issued 235,745 shares of common stock related to restricted stock units that vested during the period, including 75,850 shares that were remitted back to the Company for tax withholdings that became treasury shares. The treasury stock was sold during the three-month period ended September 30, 2013 under the equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) described in Note 6.

For the three-month period ended September, 2013 and 2012, stock-based compensation expense was approximately $606,000 and $111,000, respectively. At September 30, 2013, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $6,203,000, which is expected to be recognized by the end of 2017 using the straight-line method.

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

In March 2012, we completed a private placement financing generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination, and the warrants include price protection in the event we sell stock below the exercise price, as defined. As a result of the October 2012 public offering and in accordance with the terms of the warrants, we sought and obtained stockholder approval in February 2013 to reduce the exercise price of these warrants to $1.01 per share. In connection with this private placement, our former lenders were entitled to a milestone payment in the amount of $900,000, of which 75% was settled through the issuance of our common stock at $1.94 per share at our election.

In November 2011, we entered into an equity purchase agreement with Aspire Capital, which provided that Aspire Capital was committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we had the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. During the quarter ended September 30, 2013, we sold 2,868,361 shares to Aspire Capital at an average price of $1.68 per share, and during the nine-month period ended September 30, 2013, we sold 6,266,666 shares to Aspire Capital at an average price of $1.70 per share. From its inception through September 30, 2013, we have sold all 8,000,000 shares of common stock that were registered for resale under the equity facility and received aggregate gross proceeds of approximately $12.9 million under the equity purchase agreement, which was due to expire in January 2014.

On October 22, 2013, we terminated the expiring equity purchase agreement with Aspire Capital and entered into a new equity purchase agreement with Aspire Capital to purchase up to an aggregate of $25.0 million of shares of our common stock over a new two-year period. The terms of the 2013 equity facility are similar to the previous arrangement, and we issued 333,333 shares of our common stock Aspire Capital as a commitment fee in October 2013 and filed a registration statement for the resale of 10,000,000 shares of common stock in connection with the new equity facility.

As of September 30, 2013, we had the following outstanding warrants to purchase shares of common stock:

Number of Underlying Shares	Exercise Price	Expiration
149,026	$5.00	June 8, 2014
1,310,000	$3.55	February 2, 2016
3,950,001	$1.01	March 14, 2017

5,409,027

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

The warrants we issued in both the March 2012 private placement and the February 2011 registered direct offering contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black Scholes value of the remaining unexercised portion of the warrant. Further, the March 2012 warrants include price protection in the event we sell stock below the exercise price, as defined, and the exercise price was reduced in February 2013 to $1.01 per share as a result of the October 2012 public offering.

The warrants have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at each balance sheet date. As of September 30, 2013, we have received aggregate proceeds of approximately $402,000 from the exercise of March 2012 warrants with respect to 397,826 shares of common stock.

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

Overview and Recent Developments

We are an international biotechnology company that is focused primarily on the field of regenerative medicine. We have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple disease areas. We are developing our lead platform product, MultiStem®, a patented and proprietary allogeneic stem cell product that has been evaluated in two completed Phase I clinical trials and is currently being evaluated in two ongoing Phase II clinical trials, as well as an investigator-led Phase I trial. Our current clinical development programs are focused on treating inflammatory and immune disorders, neurological conditions, cardiovascular disease, and other conditions. We are also applying our pharmaceutical discovery capabilities to identify and develop small molecule compounds with potential applications in indications such as obesity, related metabolic conditions and certain neurological conditions. These represent major areas of clinical need, as well as substantial commercial opportunities.

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

• Ischemic Stroke: In an ongoing Phase II clinical study, we are evaluating the administration of MultiStem to patients who have suffered an ischemic stroke. In contrast to treatment with thrombolytics, which must be administered within 3 to 4 hours after a stroke, we are treating patients one to two days after the stroke has occurred. In preclinical studies, administration of a single dose of MultiStem, even several days after a stroke, resulted in significant and durable improvements. This double blind, placebo-controlled trial is being conducted at leading stroke centers across the United States and may include sites in Europe. The study is expected to enroll approximately 136 patients. We completed the first patient cohorts, and the independent safety monitoring committee found in 2012 that MultiStem was safe and well tolerated at both of the doses evaluated. Patient enrollment is ongoing and for the remainder of the trial, patients are being randomized to receive either high dose MultiStem or placebo. We anticipate having initial results for the study in mid-2014.

• Acute Myocardial Infarction: We have evaluated the administration of MultiStem in a Phase I clinical study to patients who have suffered an acute myocardial infarction, or AMI. In 2010, we announced preliminary results for this study, demonstrating a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal in 2012. One-year follow-up data suggested that the benefit observed was sustained over time. We have completed preliminary planning for a Phase II trial and plan to initiate a trial in 2014 with funding of up to $2.8 million obtained from a federal grant awarded by the National Institutes of Health in support of the study.

• Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase I clinical study of the administration of MultiStem to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In 2011 and in 2012, we released data from the study, which demonstrated the safety of MultiStem in this indication and suggested that MultiStem may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. This program has been assigned orphan drug designation from the FDA, which provides us with seven years of market exclusivity upon approval and certain other benefits. We have met with the FDA and received feedback regarding our proposed plans for the next phase of clinical development in this area, and are finalizing the study design. Based on current plans, we are preparing to be ready to start this study in 2014, but the initiation will depend on the progress in our other clinical trials and the achievement of certain business development and financial objectives.

We are also collaborating with a leading transplant group at the University of Regensburg in Germany that has obtained authorization to conduct an institutional sponsored clinical trial exploring the administration of MultiStem in patients following a liver transplant. We plan to provide some financial support for this investigator-sponsored Phase I study and are providing the product to conduct the trial.

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

Financial

We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $255 million at September 30, 2013. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from equity and debt offerings, partnerships and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

In August 2013, we were awarded a federal grant that is expected to provide up to $2.8 million in support for a Phase II clinical study evaluating the administration of MultiStem to patients who have suffered an AMI.

As of September 30, 2013, we have received proceeds of approximately $402,000 from the exercise of March 2012 warrants aggregating 397,826 shares of common stock.

In November 2011, we entered into an equity purchase agreement, which provided that Aspire Capital was committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we had the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. During the quarter ended September 30, 2013, we sold 2,868,361 shares to Aspire Capital at an average price of $1.68 per share, and during the nine-month period ended September 30, 2013, we sold 6,266,666 shares to Aspire Capital at an average price of $1.70 per share. From its inception through September 30, 2013, we have sold all 8,000,000 shares of common stock that were registered for resale under the equity facility and received aggregate gross proceeds of approximately $12.9 million under the equity purchase agreement, which was due to expire in January 2014.

On October 22, 2013, we terminated the expiring equity purchase agreement with Aspire Capital and entered into a new equity purchase agreement with Aspire Capital to purchase up to an aggregate of $25.0 million of shares of our common stock over a new two-year period. The terms of the 2013 equity facility are similar to the previous arrangement, and we issued 333,333 shares of our common stock Aspire Capital as a commitment fee in October 2013 and filed a registration statement for the resale of 10,000,000 shares of common stock in connection with the new facility.

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

The following tables set forth our revenues and expenses for the periods indicated. The following tables are stated in thousands.

Revenues
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Contract revenue	$87	$623	$365	$5,356
Grant revenue	534	392	1,153	1,063

	$621	$1,015	$1,518	$6,419

Research and development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2013	2012	2013	2012
Personnel costs	$1,393	$1,263	$4,144	$3,886
Research supplies	319	368	1,134	1,100
Facilities	289	257	836	743
Clinical and preclinical development costs	1,356	1,137	5,903	5,912
Sponsored research	259	475	709	1,099
Patent legal fees	534	317	1,437	998
Other	286	242	836	841
Stock-based compensation	253	46	373	122

	$4,689	$4,105	$15,372	$14,701

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2013	2012	2013	2012
Personnel costs	$557	$533	$1,708	$1,590
Facilities	73	68	196	209
Legal and professional fees	195	159	872	638
Other	273	254	1,190	805
Stock-based compensation	352	65	546	258

	$1,450	$1,079	$4,512	$3,500

Three Months Ended September 30, 2013 and 2012

Revenues. Revenues decreased to $621,000 for the three months ended September 30, 2013 from $1.0 million in the comparable period in 2012. Contract revenue decreased $536,000 for the three months ended September 30, 2013, which reflects the impact of our arrangements with Pfizer, RTI, and Bristol-Myers Squibb. Absent any new collaborations, we expect our 2013 contract revenues to continue at a reduced level from 2012 and to include reimbursements from Pfizer for outsourced central processing costs for the clinical product and potential license and milestone payments from Bristol-Myers Squibb. Grant revenue increased to $534,000 for the three months ended September 30, 2013 from $392,000 in the comparable period in 2012. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants, such as the federal grant that was awarded in August 2013 in support of our AMI program.

Research and Development Expenses. Research and development expenses increased to $4.7 million for the three months ended September 30, 2013 from $4.1 million in the comparable period in 2012. The increase related primarily to an increase in clinical and preclinical development costs of $219,000, an increase in patent legal fees of $217,000, an increase in stock-based compensation expense of $207,000 and an increase in personnel costs of $130,000 for the quarter ended September 30, 2013 from the comparable 2012 period. These increases were partially offset by a decrease in sponsored research costs of $216,000 during the period. The increase in clinical and preclinical development costs for the three months ended September 30, 2013 related to costs associated with our MultiStem clinical trials, including contract research organization costs and clinical manufacturing costs. The increase in patent legal costs resulted from increased patent expenses associated with patent prosecution, interference and related filings during the period. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs and annual merit increases in salaries. Sponsored research costs decreased primarily due to a decrease in grant-funded programs that require collaboration with certain academic research institutions. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $1.5 million for the three months ended September 30, 2013 from $1.1 million in the comparable period in 2012. The $371,000 increase was due primarily to an increase in stock-based compensation expense of $288,000 for the three months ended September 30, 2013 from the comparable period in 2012.

Depreciation. Depreciation expense remained relatively consistent for the three month periods ended September 30, 2013 and 2012.

Other (Expense) Income, net. Other income (expense), net, for the three month periods ended September 30, 2013 and 2012 was expense of $4,000 and $70,000, respectively, representing a combination of interest income and expense, foreign currency gains and losses, and any realized gains and losses on the sale of our assets. Also, included in the three-month period ended September 30, 2012 were the final cash and stock-based milestone payments to our former lenders in connection with our equity offerings in 2012 amounting to $74,000.

(Expense) Income from Change in Fair Value of Warrants. Expense of $6,000 and income of $0.9 million was recognized during the three months ended September 30, 2013 and 2012, respectively, for the market value change in our warrant liabilities.

Nine Months Ended September 30, 2013 and 2012

Revenues. Revenues decreased to $1.5 million for the nine months ended September 30, 2013 from $6.4 million in the comparable period in 2012, reflecting a $4.0 million decrease in our Pfizer contract revenues. Our 2012 contract revenues included the amortization of Pfizer payments, including a $6.0 million non-refundable up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period that ended in June 2012. Absent any new collaborations, we expect our 2013 contract revenues to continue at a reduced level from 2012, and to include reimbursements from Pfizer for outsourced central processing costs for the clinical product and potential license and milestone payments from Bristol-Myers Squibb. Grant revenue remained consistent at $1.1 million for the nine months ended September 30, 2013 and 2012. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants, such as the federal grant that was awarded in August 2013 in support of our AMI program.

Research and Development Expenses. Research and development expenses increased to $15.4 million for the nine months ended September 30, 2013 from $14.7 million in the comparable period in 2012. The increase of $671,000 related primarily to an increase in patent legal fees of $439,000, an increase in personnel costs of $258,000 and an increase in stock-based compensation expense of $251,000. These increases were partially offset by a decrease in sponsored research costs of $390,000 during the period. The increase in patent legal costs resulted from increased patent expenses associated with patent prosecution, national filings, and interference and related other filings during the period. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs and annual merit increases in salaries. Sponsored research costs decreased primarily due to a decrease in grant-funded programs that require collaboration with certain academic research institutions. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $4.5 million for the nine months ended September 30, 2013 from $3.5 million in the comparable period in 2012. The $1.0 million increase was due primarily to an increase in other general and administrative costs of $385,000 related to advisory and other external service providers, an increase stock-based compensation expense of $288,000, an increase in legal and professional fees of $234,000, and an increase of $118,000 in personnel costs for the nine months ended September 30, 2013 from the comparable period in 2012.

Depreciation. Depreciation expense remained relatively consistent for the nine month periods ended September 30, 2013 and 2012.

Other (Expense) Income, net. Other income (expense), net, for the nine month periods ended September 30, 2013 and 2012 was income of $28,000 and expense of $831,000, respectively, representing a combination of interest income and expense, foreign currency gains and losses, and any realized gains and losses on the sale of our assets (in the nine-month period ended September 30, 2012, we recognized a gain of $183,000 related to an equity-method investment that was liquidated in the period). Also, included in the nine month period ended September 30, 2012 were the final cash and stock-based milestone payments to our former lenders in connection with our equity offerings in 2012, amounting to $1.0 million.

(Expense) Income from Change in Fair Value of Warrants. Expense of $2.4 million and income of $1.4 million was recognized during the nine months ended September 30, 2013 and 2012, respectively, for the market value change in our warrant liabilities.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities on hand. At September 30, 2013, we had $17.8 million in cash and cash equivalents and no available-for-sale securities. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

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

In March 2012, we completed a private placement financing generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination. The warrants have anti-dilution price protection, subject to certain exceptions. As a result of the October 2012 public offering and in accordance with the terms of the warrants, we sought and obtained stockholder approval in February 2013 to reduce the exercise price of these warrants to $1.01 per share. As of September 30, 2013, we have received proceeds of approximately $402,000 from the exercise of March 2012 warrants aggregating 397,826 shares of common stock.

We entered into an equity purchase agreement with Aspire Capital in 2011, which provides that Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us through the purchase of 666,667 shares of our common stock at $1.50 per share in 2011, and received 266,667 additional shares as compensation for its commitment. In 2012, we sold an additional 800,000 shares to Aspire Capital at an average price of $1.57 per share. During the quarter ended September 30, 2013, we sold 2,868,361 shares to Aspire Capital at an average price of $1.68 per share, and during the nine-month period ended September 30, 2013, we sold 6,266,666 shares to Aspire Capital at an average price of $1.70 per share. From its inception through September 30, 2013, we have sold all 8,000,000 shares of common stock that were registered for resale under the equity facility and received aggregate gross proceeds of approximately $12.9 million under the equity purchase agreement, which was due to expire in January 2014.

On October 22, 2013, we terminated the expiring equity purchase agreement with Aspire Capital and entered into a new equity purchase agreement with Aspire Capital to purchase up to an aggregate of $25.0 million of shares of our common stock over a new two-year period. The terms of the 2013 equity facility are similar to the previous arrangement, and we issued 333,333 shares of our common stock Aspire Capital as a commitment fee in October 2013 and filed a registration statement for the resale of 10,000,000 shares of common stock in connection with the new facility.

In connection with our equity offerings, our former lenders were entitled to milestone payments until the remaining balance of an original $2.25 million milestone was paid in cash and stock. We made cash and stock-based milestone payments of $1.3 million to our former lenders during the year ended December 31, 2012, which settled the final balance of this contingent obligation, paying 75% of the milestone through the issuance of our common stock. The former lenders also received in 2007 seven-year warrants to purchase 149,026 shares of common stock with an exercise price of $5.00. The exercise of such warrants could provide us with cash proceeds. None of these warrants were exercised as of September 30, 2013.

Under the terms of our agreement with Pfizer, we are eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of September 30, 2013. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and will pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties will share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase III clinical development.

Under the terms of our RTI agreement, we are eligible to receive cash payments upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no such milestone payments have been received as of September 30, 2013. In addition, we will receive tiered royalties on any worldwide commercial sales of implants using our technologies.

We remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties.

In April 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center and the Cleveland Clinic Foundation in which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain remaining preclinical work using MultiStem to treat congestive heart failure and for preparing the program for an investigational new drug application, or IND, with the FDA. Interest on the loan accrues at a fixed rate of 4.25% per annum, and is added to the outstanding principal. The loan will be forgiven based on the achievement of a certain milestone, unrelated to the preclinical work, within three to four years. As of September 30, 2013, we had drawn $166,000 of this financing and recorded accrued interest of $8,000 for a total obligation of $174,000.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates. At September 30, 2013, we had available cash and cash equivalents of $17.8 million. As a result, we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to generate additional funding to meet our needs. We are actively exploring business development opportunities for certain of our MultiStem programs and our small molecule 5HT2c program, as well as grant-funding opportunities. Additionally, we may raise capital from time to time through the equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $18.3 million for the nine months ended September 30, 2013 and $14.0 million for the nine months ended September 30, 2012, representing the use of cash to fund operations, clinical trials, and preclinical and process development activities. Net cash used in operating activities has fluctuated significantly over the past several quarters primarily due to the decline in contract revenues and the timing of the payment of clinical trial and process development costs. Our collaboration with Pfizer provided revenues over a performance period that ended in June 2012.

Net cash used in investing activities was $331,000 for the nine months ended September 30, 2013 and net cash provided by investing activities was $3.9 million for the nine months ended September 30, 2012. The fluctuations from period to period were due primarily to the maturity dates of investments, and we had no investments during the nine month period ended September 30, 2013. Purchases of equipment were $331,000 and $307,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

Net cash provided from financing activities was $10.9 million and $9.2 million for the nine months ended September 30, 2013 and 2012, respectively, primarily as a result of our equity offering in 2012, the use of the Aspire Capital equity purchase agreement, and the exercise of warrants to purchase common stock.

Investors in our March 2012 private placement received five-year warrants to purchase an aggregate of 4,347,827 shares of common stock with an exercise price of $1.01 per share, as adjusted, and investors in our February 2011 registered direct offering received five-year warrants to purchase an aggregate of 1,310,000 shares of common stock with an exercise price of $3.55 per share. The exercise of such warrants could provide us with cash proceeds. As of September 30, 2013, we have received proceeds of approximately $402,000 in the aggregate from the exercise of March 2012 warrants with respect to the issuance of 397,826 shares of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government and its agencies, and corporate debt securities. As of September 30, 2013, we had no investments. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At September 30, 2013, we had no borrowings outstanding other than a $166,000 forgivable note payable associated with local grant funding bearing fixed, forgivable interest of 4.25% per annum.

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

Changes in internal control over financial reporting

During the third quarter of 2013, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we sold an aggregate of 2,868,361 shares of common stock to Aspire Capital at an average purchase price of $1.68 per share. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

Information concerning the Company’s share repurchases made during the third quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July	1,066	$1.55	—	—
August	—	—	—	—
September	75,850	1.78	—	—

Total	76,916	$1.78	—	—

(1)	All shares were surrendered or deemed surrendered to the Company in connection with the Company’s share-based compensation plans.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: November 14, 2013	/s/ Gil Van Bokkelen
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