Form 10-Q
period 2014-06-30
ATHERSYS, INC / NEW
filed 2014-08-11
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 1, 2014 was 77,282,158.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,750	$31,948
Accounts receivable	715	520
Prepaid expenses and other	310	387

Total current assets	39,775	32,855
Equipment, net	1,343	1,333

Total assets	$41,118	$34,188

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,817	$2,243
Accrued compensation and related benefits	731	1,067
Accrued clinical trial costs	104	88
Accrued expenses	641	884
Deferred revenue	24	86
Note payable	179	—

Total current liabilities	4,496	4,368
Note payable	—	176
Warrant liabilities	5,744	9,823
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, and 77,247,412 and 70,749,212 shares issued at June 30, 2014 and December 31, 2013, respectively, and 77,247,412 and 70,683,480 shares outstanding at June 30, 2014 and December 31, 2013, respectively	77	71
Additional paid-in capital	306,048	284,323
Treasury stock, at cost; 65,732 shares at December 31, 2013	—	(135)
Accumulated deficit	(275,247)	(264,438)

Total stockholders’ equity	30,878	19,821

Total liabilities and stockholders’ equity	$41,118	$34,188

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Contract revenue	$36	$194	$80	$278
Grant revenue	352	377	1,015	619

Total revenues	388	571	1,095	897
Costs and expenses
Research and development	5,754	5,107	11,981	10,683
General and administrative	1,827	1,555	3,607	3,062
Depreciation	93	86	182	171

Total costs and expenses	7,674	6,748	15,770	13,916

Loss from operations	(7,286)	(6,177)	(14,675)	(13,019)
Other income, net	42	15	71	32
Income (expense) from change in fair value of warrants, net	7,919	216	3,795	(2,347)

Net income (loss) and comprehensive income (loss)	$675	$(5,946)	$(10,809)	$(15,334)

Net income (loss) per share - Basic	$0.01	$(0.11)	$(0.14)	$(0.28)
Weighted average shares outstanding, basic	77,077,492	56,028,461	76,468,506	54,744,254
Net loss per share - Diluted	$(0.04)	$(0.11)	$(0.16)	$(0.28)
Weighted average shares outstanding, diluted	78,778,181	57,841,167	78,407,380	54,744,254

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities
Net loss	$(10,809)	$(15,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	182	171
Stock-based compensation	1,180	313
Change in fair value of warrant liabilities	(3,795)	2,347
Changes in operating assets and liabilities:
Accounts receivable	(195)	(86)
Prepaid expenses and other assets	80	(41)
Accounts payable and accrued expenses	11	30
Deferred revenue	(62)	51

Net cash used in operating activities	(13,408)	(12,549)
Investing activities
Purchases of equipment	(192)	(273)

Net cash used in investing activities	(192)	(273)
Financing activities
Proceeds from issuance of common stock and warrants, net	19,756	5,834
Purchase of treasury stock	(292)	—
Proceeds from exercise of warrants	938	352

Net cash provided by financing activities	20,402	6,186

Increase (decrease) in cash and cash equivalents	6,802	(6,636)
Cash and cash equivalents at beginning of the period	31,948	25,533

Cash and cash equivalents at end of the period	$38,750	$18,897

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Six-Month Periods Ended June 30, 2014 and 2013

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

2. Recently Issued Accounting Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We have not yet evaluated the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

3. Net Loss per Share

Basic and diluted net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The table below reconciles the net income (loss) and the number of shares used to calculate basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2014 and 2013, in thousands.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to common stockholders - Basic	$675	$(5,946)	$(10,809)	$(15,334)
Less: income from change in fair value of warrants	(4,042)	(164)	(1,344)	—

Net loss attributable to common stockholders used to calculate diluted net loss per share	$(3,367)	$(6,110)	$(12,153)	$(15,334)

Denominator:
Weighted-average shares outstanding - Basic	77,077	56,028	76,469	54,744
Potentially dilutive common shares outstanding:
Warrants	1,472	1,813	1,938	—
Stock-based awards	229	—	—	—

Weighted-average shares used to calculate diluted net loss per share	78,778	57,841	78,407	54,744

Basic earnings per share	$0.01	$(0.11)	$(0.14)	$(0.28)
Dilutive earnings per share	$(0.04)	$(0.11)	$(0.16)	$(0.28)

We have outstanding options, restricted stock units and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	6,075,165	5,133,518	6,296,165	5,133,518
Restricted stock units	7,578	2,910,093	2,451,634	2,910,093
Warrants	6,310,000	1,459,026	6,310,000	5,459,027

Total	12,392,743	9,502,637	15,057,799	13,502,638

4. Fair Value of Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Adjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or significant inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

		Fair Value Measurements at June 30, 2014 Using
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$5,744	$—	$—	$5,744

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility for warrants issued after January 1, 2013, or for warrants issued prior to 2013, using the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization. The fair value of the warrants is determined using probability weighted-average assumptions, when appropriate. The following inputs were used at June 30, 2014:

	Expected Volatility	Risk-Free Interest Rate	Expected Life
Warrants with one year or less remaining term	108.00%	0.11%	0.75 year
Warrants with greater than one year remaining term	69.42% - 76.09%	0.47% - 0.88%	1.59 - 2.71 years

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

	Three months ended June 30, 2014		Six months ended June 30, 2014
Balance April 1, 2014	$13,663	Balance January 1, 2014	$9,823
Issuance of warrants	—	Issuance of warrants January 2014	2,012
Exercise of warrants	—	Exercise of warrants	(2,296)
Gain included in income from change in fair value of warrants for the period	(7,919)	Gain included in income from change in fair value of warrants for the period	(3,795)

Balance June 30, 2014	$5,744	Balance June 30, 2014	$5,744

5. Collaborative Arrangements and Revenue Recognition

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

6. Stock-based Compensation

We have two incentive plans that authorized an aggregate of 11,500,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of June 30, 2014, an aggregate of 1,025,546 shares of common stock underlying stock-based awards have been issued or exercised under our equity incentive plans. In June 2014, we granted 1,178,800 stock options and 460,112 restricted stock units to our employees and directors pursuant to our annual incentive programs. In the three-month period ended June 30, 2014, we issued 232,574 shares of common stock related to restricted stock units that vested during the period.

As of June 30, 2014, a total of 1,726,655 shares were available for issuance under our equity compensation plans and stock-based awards to purchase 8,747,799 shares of common stock were outstanding. For the three-month periods ended June 30, 2014 and 2013, stock-based compensation expense was approximately $601,000 and $196,000, respectively. At June 30, 2014, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $6,882,000, which is expected to be recognized by the end of 2018 using the straight-line method.

7. Issuance of Common Stock and Warrants

In January 2014, we completed a registered direct offering generating net proceeds of approximately $18.8 million through the issuance of 5,000,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock with an exercise price of $4.50 per share that expire on July 15, 2016. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.30 shares of common stock at an offering price of $4.10 per fixed combination.

As of June 30, 2014, we had the following outstanding warrants to purchase shares of common stock:

Number of Underlying Shares	Exercise Price	Expiration
1,310,000	$3.55	February 2, 2016
3,021,077	$1.01	March 14, 2017
3,500,000	$2.50	March 31, 2015
1,500,000	$4.50	July 15, 2016

9,331,077

8. Warrant Liabilities

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

Overview and Recent Developments

We are an international biopharmaceutical company that is focused primarily in the field of regenerative medicine. Our MultiStem® cell therapy has been evaluated in two completed Phase 1 clinical trials and is currently being evaluated in two ongoing Phase 2 clinical trials, and we are preparing for another Phase 2 clinical study to begin in late 2014. Our current clinical development programs are focused on treating inflammatory and immune disorders, neurological conditions, cardiovascular disease, and other conditions. We are also applying our pharmaceutical discovery capabilities to identify and develop small molecule compounds with potential applications in indications such as obesity, related metabolic conditions and certain neurological conditions.

Current Programs

By applying our proprietary MultiStem cell therapy product, we have established therapeutic product development programs treating inflammatory and immune disorders, neurological conditions, cardiovascular disease, and other conditions. Our programs in the clinical development stage include the following:

•	Ischemic Stroke: In our ongoing Phase 2 clinical study, we are evaluating the administration of MultiStem cell therapy to patients that have suffered an ischemic stroke. In contrast to treatment with thrombolytics, which must be administered within 3 to 4 hours after a stroke, we are treating patients one to two days after the stroke has occurred. In preclinical studies, administration of a single dose of MultiStem cells, even several days after a stroke, resulted in significant and durable improvements. This double blind, placebo-controlled trial is being conducted at leading stroke centers across the United States and Europe. The study is expected to enroll approximately 136 patients. Enrollment is expected to be completed in the next several months, with initial results available following analysis of the ninety-day patient data.

•	Inflammatory Bowel Disease: MultiStem therapy is being evaluated in a Phase 2 clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, or UC, the most common form of inflammatory bowel disease, or IBD. This double blind, placebo controlled trial being conducted with our partner, Pfizer, in UC patients that have an inadequate response or are refractory to current treatment, completed enrolling patients in December 2013. We released interim results in April 2014, and the study is expected to run through 2014 to complete the secondary evaluations.

The interim results showed that a single administration of MultiStem to a patient population with chronic advanced disease failed to show a meaningful clinical effect during the eight-week evaluation period. Despite not showing a significant improvement compared to placebo in the primary efficacy endpoints, the MultiStem therapy demonstrated favorable tolerability and safety in the eight weeks following treatment. Furthermore, at four weeks, the proportion of responders treated with MultiStem had a statistically significant improvement in their Mayo rectal bleeding score, as compared to patients treated with placebo, raising the possibility of a transient effect from a single MultiStem dose. Additional evaluations are expected over the course of 2014, including data about the impact from a second round of dosing for a subset of patients, longer-term secondary clinical endpoints at sixteen weeks and biomarker analysis.

•	Acute Myocardial Infarction: We have evaluated the administration of MultiStem to patients that have suffered an acute myocardial infarction, or AMI, in a Phase 1 clinical study. In 2010, we announced preliminary results for this study, demonstrating a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal in 2012. One-year follow-up data suggested that the benefit observed was sustained over time. In 2013, we were awarded a grant for up to $2.8 million to support funding this clinical program, and we are preparing for a Phase 2 clinical study, which is expected to begin in late 2014.

•	Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cells to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell, or HSC, transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. In 2011 and 2012, we released data from the study, which demonstrated the safety of MultiStem cells in this indication and suggested that the MultiStem therapy may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. The MultiStem therapy has been designated an orphan drug by both the United States Food and Drug Administration, or FDA, and the European Medicines Agency, which may provide market exclusivity and other substantial potential incentives and benefits. We have had several productive interactions with the FDA regarding study design and the potential to accelerate the path to product approval. Due to the significance of the study, study initiation will depend on the progress in our other clinical trials and the achievement of certain business development and financial objectives.

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

We have also collaborated with RTI on the development of products for certain orthopedic applications using our stem cell technologies in the bone graft substitutes market. We began accruing royalty revenue from product sales in 2014 and may receive other payments upon the successful achievement of certain commercial milestones.

We are also engaged in the development of novel small molecule therapies to treat obesity and other conditions, such as schizophrenia. We may elect to enter into a partnership to advance the development of our 5HT2c agonist program, either for the treatment of obesity, schizophrenia, or both indications, as well as for certain programs involving MultiStem.

Financial

In January 2014, we completed a registered direct offering generating net proceeds of approximately $18.8 million through the issuance of 5,000,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock with an exercise price of $4.50 per share that expire on July 15, 2016. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.30 shares of common stock at an offering price of $4.10 per fixed combination.

Under our equity purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, we sold 250,000 shares of common stock at an average price of $3.78 per share during the six-month period ended June 30, 2014. During the six months ended June 30, 2014, we received proceeds of approximately $938,000 from the exercise of warrants, resulting in the issuance of 928,924 shares of common stock in the aggregate.

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

Three Months Ended June 30, 2014 and 2013

Revenues. Revenues decreased to $0.4 million for the three months ended June 30, 2014 from $0.6 million in the comparable period in 2013, reflecting a $0.2 million decrease in our contract revenues. Absent any new collaborations, we expect our contract revenues to continue at similar levels for the remainder of the year and to be comprised of RTI royalty payments and potential license and milestone payments from Bristol-Myers Squibb. Grant revenue remained consistent at $0.4 million for the three months ended June 30, 2014 and 2013. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award and expiration of new grants.

Research and Development Expenses. Research and development expenses increased to $5.8 million for the three months ended June 30, 2014 from $5.1 million in the comparable period in 2013. The $0.7 million increase is primarily comprised of an increase in personnel costs of $0.3 million, an increase in research supplies of $0.2 million, an increase in stock-based compensation of $0.2 million and an increase in sponsored research costs of $0.2 million. These increases were partially offset by a decrease in clinical and preclinical development costs of $0.2 million. The increase in personnel costs related to selective personnel additions and annual compensation increases. The increase in research supplies was due to an increase in internal process development activities. Stock-based compensation increased primarily due to the impact of vesting of restricted stock units granted in June 2013. Sponsored research costs increased primarily due to an increase in grant-funded programs involving collaboration with certain academic research institutions. The decrease in our clinical and preclinical costs is primarily due to decreased manufacturing costs and central processing costs, partially offset by increased clinical study costs and regulatory costs. We expect our 2014 annual research and development expenses to be higher than the 2013 expenses based on our planned clinical development and manufacturing process development activities, and such costs will vary over time based on clinical manufacturing and clinical trial activity during any given period. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $1.8 million for the three months ended June 30, 2014 from $1.6 million in the comparable period in 2013. The increase was due primarily to an increase in personnel costs of $0.1 million and an increase in stock based compensation of $0.2 million compared to the same period in 2013, partially offset by a decrease of $0.1 million in other general and administrative costs. The increase in personnel costs related primarily to annual compensation increases, and stock-based compensation increased primarily due to the impact of vesting of restricted stock units granted in June 2013. We expect our 2014 quarterly general and administrative expenses to continue at similar levels during the remainder of the year.

Depreciation. Depreciation expense of $0.1 million remained consistent during the three-month periods ended June 30, 2014 and 2013.

Other Income, net. Other income, net, for the three-month period ended June 30, 2014 and 2013 was comprised of interest income and expense, foreign currency gains and losses and tax credits, and remained relatively consistent during the periods.

Income (Expense) from Change in Fair Value of Warrants, net. Income of $7.9 million was recognized during the three months ended June 30, 2014 for the market value change in our warrant liabilities, compared to income of $0.2 million in the comparable period in 2013. The fluctuation is related to the impact of new warrant issuances and changes in warrant value as affected by the exercise prices, our stock price and the remaining lives of the issued warrants.

Six Months Ended June 30, 2014 and 2013

Revenues. Revenues increased to $1.1 million for the six months ended June 30, 2014 from $0.9 million in the comparable period in 2013, reflecting, in part, a $0.4 million increase in our grant revenues. Our grant revenues may fluctuate from period to period based on the timing of grant-related activities and the award of new grants. This increase was partially offset by a $0.2 million decrease in our contract revenues. Absent any new collaborations, we expect our contract revenues to continue at similar levels for the remainder of the year and to be comprised of RTI royalty payments and potential license and milestone payments from Bristol-Myers Squibb.

Research and Development Expenses. Research and development expenses increased to $12.0 million for the six months ended June 30, 2014 from $10.7 million in the comparable period in 2013. The increase of $1.3 million related primarily to an increase in personnel costs of $0.6 million, an increase in stock-based compensation of $0.4 million, an increase in sponsored research costs of $0.3 million, an increase in research supplies of $0.2 million and an increase in legal and professional fees of $0.2 million. These increases were partially offset by a decrease in clinical and preclinical development costs of $0.4 million. Personnel costs rose due to selective personnel additions and annual compensation increases. Stock-based compensation increased primarily due to the impact of vesting of restricted stock units granted in June 2013. Sponsored research costs increased primarily due to an increase in grant-funded programs involving collaboration with certain academic research institutions. The increase in research supplies was due to an increase in internal process development activities. The increase in legal fees resulted from increased patent expenses associated with patent prosecution, national filings, and interparty proceedings and related filings. The decrease in our clinical and preclinical costs is primarily due to decreased manufacturing costs and central processing costs, partially offset by increased clinical study costs and increased process development costs. We expect our 2014 annual research and development expenses to be higher than the 2013 expenses based on our planned clinical development and manufacturing process development activities, and such costs will vary over time based on clinical manufacturing and clinical trial activity during any given period. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $3.6 million for the six months ended June 30, 2014 from $3.1 million in the comparable period in 2013. The $0.5 million increase was due primarily to an increase in personnel costs of $0.2 million and an increase in stock based compensation of $0.5 million compared to the same period in 2013. These increases were partially offset by a decrease of $0.1 million in other general and administrative costs and a decrease of $0.1 million in legal and professional fees. The increase in personnel costs related primarily to annual compensation increases, and stock-based compensation increased primarily due to the impact of vesting of restricted stock units granted in June 2013. We expect our 2014 quarterly general and administrative expenses to continue at similar levels during the remainder of the year.

Depreciation. Depreciation expense of $0.2 million remained consistent during the six-month periods ended June 30, 2014 and 2013.

Other Income, net. Other income, net, for the six-month period ended June 30, 2014 and 2013 was comprised of interest income and expense, foreign currency gains and losses and tax credits, and remained relatively consistent during the periods.

Income (Expense) from Change in Fair Value of Warrants, net. Income of $3.8 million was recognized during the six months ended June 30, 2014 for the market value change in our warrant liabilities, and expense of $2.3 million was recognized during the six months ended June 30, 2013. The fluctuation is related to the impact of new warrant issuances and changes in warrant value as affected by the exercise prices, our stock price and the remaining lives of the issued warrants.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities on hand. At June 30, 2014, we had $38.8 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company.

We have incurred losses since inception of operations in 1995 and had an accumulated deficit of $275 million at June 30, 2014. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We have used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

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

During the quarter ended June 30, 2014, we did not sell any shares to Aspire Capital, and during the six-month period ended June 30, 2014, we sold 250,000 shares of common stock at an average price of $3.78 per share. In accordance with the equity purchase agreement, we could elect to sell to Aspire Capital up to $23.5 million of shares of common stock.

During the six months ended June 30, 2014, we received proceeds of approximately $938,000 from the exercise of warrants, resulting in the issuance of 928,924 shares of common stock in the aggregate.

Under the terms of our agreement with Pfizer, we are eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of June 30, 2014. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization and would pay us tiered royalties on worldwide commercial sales of MultiStem IBD products. Alternatively, in lieu of royalties and certain commercialization milestones, we may elect to co-develop with Pfizer and the parties would share development and commercialization expenses and profits/losses on an agreed basis beginning at Phase 3 clinical development.

Under the terms of our RTI agreement, we are eligible to receive cash payments upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no milestone payments have been received as of June 30, 2014. In addition, we receive royalties on worldwide commercial sales of implants using our technologies, which commenced in 2014.

We remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties.

In 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center and the Cleveland Clinic Foundation in which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain remaining preclinical work using MultiStem to treat congestive heart failure and for preparing the program for an investigational new drug application, or IND, with the FDA. Interest on the loan accrues at a fixed rate of 4.25% per annum and is added to the outstanding principal. The loan is forgivable based on the achievement of a certain milestone within three to four years. As of June 30, 2014, we had drawn $166,000 of this financing, which is recorded as a current liability of $179,000 (including accrued interest) since the note is due in the first quarter of 2015 if the forgiveness conditions are not met.

In 2011, we entered into an alliance with Fast Forward, a nonprofit subsidiary of the National Multiple Sclerosis Society, pursuant to which Fast Forward is funding the development of MultiStem for the treatment of multiple sclerosis through the filing of an IND. In return, upon successful achievement of certain development and commercialization milestones, we would make certain milestone payments to Fast Forward.

When we hold investments, our available-for-sale securities typically include United States government obligations and corporate debt securities. Over the past few years, we have been investing conservatively due to the ongoing macro-economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments and have held our investments until maturity. We had no available-for-sale securities at June 30, 2014. Our fixed assets are used for internal research and development and, therefore, are not impacted by these external factors.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At June 30, 2014, we had available cash and cash equivalents of $38.8 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development opportunities, as well as grant-funding opportunities. Additionally, we are raising capital from time to time through the equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $6.1 million for the three months ended June 30, 2014 and $6.4 million for the three months ended June 30, 2013, and net cash used in operating activities was $13.4 million for the six months ended June 30, 2014 and $12.5 million for the six months ended June 30, 2013, representing the use of cash to fund operations, clinical trials, and preclinical and process development activities. We expect that net cash used in operating activities will be higher in total in 2014 compared to 2013 in connection with increased clinical development activities for our MultiStem product candidates and platform. Net cash used in operating activities has fluctuated significantly on a quarter-to-quarter basis over the past few years primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs, and manufacturing process development projects.

Net cash used in investing activities was $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The fluctuations from period-to-period were due to purchases of equipment supporting our operations. We anticipate that our overall capital equipment expenditures will be similar in 2014 as compared to 2013.

Financing activities provided cash of $20.4 million for the six months ended June 30, 2014 related to the January 2014 registered direct offering, the exercise of common stock warrants, and equity sales to Aspire Capital, net of treasury stock purchases. Financing activities provided cash of $6.2 million for the six months ended June 30, 2013 as a result of equity sales to Aspire Capital and the exercise of common stock warrants during the period.

Investors in certain of our equity offerings have received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 9.3 million shares remain outstanding at June 30, 2014 with a weighted average exercise price of $2.49 per share. The exercise of warrants could provide us with cash proceeds. During the three months ended June 30, 2014, no warrants were exercised.

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

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of June 30, 2014, we had no investments. Over the past several years, we have been investing conservatively due to economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we have experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At June 30, 2014, we had no borrowings outstanding other than a potentially forgivable note payable associated with local grant funding bearing fixed, forgivable interest of 4.25% per annum.

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

Changes in internal control over financial reporting

During the second quarter of 2014, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATHERSYS, INC.

Date: August 11, 2014	/s/ Gil Van Bokkelen
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