Form 10-K
period 2014-12-31
ATHERSYS, INC / NEW
filed 2015-03-12
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value at June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, of shares of the registrant’s common stock (based upon the closing price per share of $1.79 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $132.1 million.

The registrant had 80,236,133 shares of common stock outstanding on March 9, 2015.

PART I

ITEM 1.	BUSINESS.

We are an international biotechnology company that is focused primarily in the field of regenerative medicine. We are committed to the discovery and development of best-in-class therapies designed to extend and enhance the quality of human life. We have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple disease areas. Our MultiStem® cell therapy, a patented and proprietary allogeneic stem cell product, is our lead platform product and has been evaluated in two completed Phase 1 clinical trials and is currently being evaluated in Phase 2 clinical trials, as well as an investigator-led Phase 1 trial, and plans are underway for a Phase 2/3 registration clinical trial. Our current clinical development programs are focused on treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other conditions where the current standard of care is limited or inadequate for many patients. We are also applying our pharmaceutical discovery capabilities to identify and develop small molecule compounds with potential applications in indications such as obesity, related metabolic conditions and certain neurological conditions. These represent major areas of clinical need, as well as substantial commercial opportunities.

We believe our MultiStem therapy represents a potential breakthrough in the field of regenerative medicine and stem cell therapy and could be used to treat a range of disease indications. MultiStem treatment enhances tissue repair and healing in multiple ways, including reducing inflammatory damage, protecting tissue that is at risk following acute or ischemic injury, and promoting formation of new blood vessels in regions of ischemic injury. These cells appear to be responsive to the environment in which they are administered, by homing to sites of injury and providing active disease response, while producing proteins that may provide benefit in both acute and chronic conditions. In contrast to traditional pharmaceutical products or biologics that generally act through a single biological mechanism of action, MultiStem cell therapy may enhance healing and tissue repair through multiple distinct mechanisms acting in parallel, such as by producing a range of therapeutic factors and dynamically responding to the needs of the body, resulting in a more effective therapeutic response.

The MultiStem product is unique among regenerative medicine approaches because it can be manufactured on a large scale, may be administered in an “off-the-shelf” manner with minimal processing, and can augment healing in multiple ways, providing biological potency and therapeutic effects that other cell therapy approaches may not be able to achieve. Additionally, MultiStem treatment has demonstrated a consistent safety profile in both preclinical and clinical studies. Like drugs and biologics, the product is cleared from the body over time, enhancing product safety relative to other types of stem cell therapy. While the product does not permanently engraft in the patient, the therapeutic effects of treatment with MultiStem cells appear to have durability.

We believe the therapeutic and commercial potential for MultiStem cell therapy to be very broad, applying to many areas of significant unmet medical need. We are pursuing opportunities in several potential multi-billion dollar markets. While traditional pharmaceuticals and biologic therapies typically may be used to treat only a single disease or a narrowly defined set of related conditions, MultiStem cell therapy appears to have far broader potential and could be developed in different formulations and with different delivery approaches to effectively treat a range of disease indications.

We have evaluated the use of MultiStem cell therapy as a potential treatment in several disease areas. Working with an international network of leading investigators and prominent research and clinical institutions, and through our own internal efforts, we explored the potential for MultiStem therapy to be used as a treatment of acute and chronic forms of neurological conditions, cardiovascular disease, inflammatory and immune disorders, certain pulmonary conditions and other areas of unmet medical need. At present, we have five MultiStem clinical stage programs and plans to add a sixth in 2015. Each of these programs targets an area of significant medical need and represents major commercial market opportunities.

In the neurological area, we are evaluating the potential for MultiStem treatment of patients who have suffered neurological damage from an ischemic stroke. This is a double blind, randomized and placebo controlled study evaluating the administration of MultiStem cell therapy to patients 24 to 48 hours following the occurrence of a serious stroke. If effective, this would represent a substantial increase in the time window for treatment, which currently is limited to several hours. In February 2015, we established a collaboration with Chugai Pharmaceutical Co., Ltd., or Chugai, to develop and commercialize MultiStem for the treatment of ischemic stroke in Japan. Chugai will be responsible for the development and commercialization of MultiStem for ischemic stroke in Japan on an exclusive basis, and we will have the primary responsibility for the manufacture of product for both clinical and commercial purposes.

We are also in the process of initiating a Phase 2 clinical study for the administration of MultiStem cell therapy to patients that have suffered an acute myocardial infarction, or AMI. In 2013, we were awarded a grant from the National Institutes of Health for up to $2.8 million to support funding this clinical program. Previously we completed a Phase 1 clinical trial involving administration of MultiStem cell therapy to patients that have suffered an AMI, and the results of this trial demonstrated consistent safety and encouraging evidence of therapeutic benefit among patients with severely compromised heart function. We are completing preparations for the launch of this study, which we anticipate will commence on the second quarter of 2015.

Additionally, we evaluated in a completed Phase 1 clinical study the potential for MultiStem cell therapy to prevent or reduce graft-versus-host disease, or GvHD, and other complications, and to provide supportive care to patients undergoing a hematopoietic stem cell transplant to treat leukemia or related conditions. We are preparing to advance our GvHD program into the next phase of clinical development and have had several interactions with the United States Food and Drug Administration, or FDA, and similar international agencies regarding study design and the potential to accelerate the path to product approval. Initiation of this trial will depend on the progress in other clinical trials and the achievement of certain business development and financial objectives. Our MultiStem therapy for GvHD has been designated an orphan drug by both the FDA and the European Medicines Agency, or EMA, which may provide market exclusivity and other substantial potential incentives and benefits.

We are also engaged in the preparation stages for clinical studies in other targeted areas, including the treatment of acute respiratory distress syndrome, or ARDS. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. Currently, there are limited interventions and no effective drug treatments for ARDS, making it an area of high unmet clinical need with high treatment costs. Given the high treatment costs of ARDS, a successful cell therapy could be expected to generate significant savings for the healthcare system by reducing days on a ventilator, days in the intensive care unit and total days in the hospital, and importantly, could reduce mortality and improve quality of life for those suffering from the condition. The medical need for a safe and effective treatment of ARDS is significant due to its high mortality rate, and it affects annually approximately 400,000 to 500,000 patients in Europe, the United States and Japan, together. In 2015, we were awarded a grant from Innovate UK, formerly the Technology Strategy Board, of up to approximately £2.0 million in support of a Phase 2a clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. The study will be conducted with the assistance of the Cell Therapy Catapult, or Catapult, and we anticipate that the trial will commence in the second half of 2015.

MultiStem cell therapy is also being evaluated in other ongoing clinical trials. Our collaborative partner, Pfizer Inc., or Pfizer, is completing a Phase 2 clinical study exploring administration of MultiStem to patients with ulcerative colitis, or UC, a common form of inflammatory bowel disease, or IBD. Preliminary results were announced in the spring of 2014. Finally, a research collaborator and leading transplantation center in Europe is conducting a small, exploratory institutional-sponsored Phase 1 study to evaluate the administration of MultiStem cell therapy to patients undergoing a liver transplant. Previously published work involving preclinical models of organ transplantation demonstrated that administration of MultiStem cell therapy can help induce immune tolerance to organ allografts, and eliminated the need for long-term immune suppression.

Our development approach has historically involved establishing collaborative relationships with leading research and clinical centers in the United States and internationally. This has enabled us to methodically advance multiple programs in areas of defined unmet medical need in a resource efficient manner. Furthermore, by emphasizing the potential application of our technologies in areas of significant clinical need, we believe we are well positioned to utilize recent regulatory initiatives that are designed to promote the rapid and cost effective development of innovative new therapies. These include recent initiatives in the United States being implemented by the FDA involving the broadened application of the accelerated approval pathway, and the new Breakthrough Therapies framework, as well as the new accelerated Regenerative Medicine regulatory framework in Japan that is designed to enable rapid conditional authorization of qualified regenerative medicine therapies. We believe such initiatives could accelerate the development and commercialization of products like MultiStem cell therapy, if clinical results demonstrate appropriate safety and therapeutic effectiveness, thereby increasing shareholder value.

In addition to our MultiStem programs, we have applied our pharmaceutical discovery capabilities to identify and develop novel pharmaceuticals to treat obesity, related metabolic conditions such as diabetes, and certain neurological indications such as schizophrenia. Our 5HT2c agonist program for obesity works by the same mechanism as Lorcaserin®, which was approved by the FDA in 2012 for the treatment of obesity. We believe our compounds have the potential to provide superior weight loss, while also achieving a superior safety and tolerability profile. In addition, we demonstrated that our compounds are complementary with other agents that have been approved by the FDA for treating obesity. Furthermore, we evaluated certain compounds in preclinical models of schizophrenia that exhibit an attractive selectivity profile and also observed that these compounds exhibit potent effects. We may elect to enter into a partnership to advance the development of our 5HT2c agonist program, either for the treatment of obesity, schizophrenia, or both indications, as well as for certain programs involving MultiStem. Further, small molecule compounds may be used to enhance the production or therapeutic effectiveness of MultiStem or related products. These compounds may increase biological potency for certain indications and lead to second or third generation products in the regenerative medicine area.

We were incorporated in Delaware on October 24, 1995. On June 8, 2007, we merged with a wholly owned subsidiary of BTHC VI, Inc., a Delaware corporation, and on August 31, 2007, BTHC VI, Inc. changed its name to Athersys, Inc.

Business Strategy

Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our strategy are outlined below:

•	Efficiently Conduct Clinical Development to Establish Clinical Proof of Concept and Biological Activity with our Lead Product Candidates. We are conducting a number of clinical studies with the intent to establish proof of concept and/or proof of biological activity in a number of important disease areas where the cell therapies would be expected to have benefit – including neurological conditions, cardiovascular disease, and inflammatory and immune system dysfunctions. Our focus is on conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnering activity and expansion into complementary areas. We are committed to a rigorous clinical and regulatory framework, which we believe has helped us to advance our programs efficiently, providing high quality, transparent regulatory submissions. Our discussions with the FDA, EMA, Pharmaceuticals and Medical Devices Agency, or PMDA, and other regulatory agencies have resulted in a successful regulatory partnership that has helped to advance our programs efficiently.

•	Continue to Refine and Improve our Manufacturing and Related Processes and Deepen our Understanding of Therapeutic Mechanisms of Action. A key aspect of the cells that comprise the MultiStem product is their expansion capacity ex vivo relative to other cell types. This allows for large scale production of the clinical product, which enables greater consistency, specificity and cost of goods advantages over other cell therapies. We plan to build on this intrinsic biological advantage by continuing to advance and optimize our production and process development approaches, further developing and optimizing new manufacturing techniques, and optimizing the plant-to-bedside supply chain to support late-stage development and commercialization of MultiStem therapy. Additionally, we will continue to refine our understanding of our products’ activities and mechanisms of action to enable optimization of administration and dosing and to prepare the foundation for product enhancements and next generation opportunities.

•	Enter into Arrangements with Business Partners to Accelerate Development and Value Creation. In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercial access. We have entered into licensing and product co-development arrangements with qualified commercial partners to achieve these objectives. We anticipate that this strategy will help us to develop a portfolio of high quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies. To date, we entered into technology licensing arrangements and established product commercialization and co-development partnerships with companies such as Chugai, Pfizer, Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Johnson & Johnson, Wyeth Pharmaceuticals, Inc., RTI Surgical, Inc., or RTI, and other companies. Licensing partnerships generate revenue and provide capital that allows us to advance our programs further in development.

•	Efficiently Explore New High Potential Therapeutic Applications, Leveraging Third-Party Research Collaborations and our Results from Related Areas. Our product candidates have shown promise in multiple disease areas, including in treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we believe we can effectively address significant unmet medical needs. In order to achieve this goal, over the past decade, we established collaborative research relationships with investigators from many leading research and clinical institutions across the United States and Europe, including the Cleveland Clinic, Case Western Reserve University, University of Minnesota, Georgia Regents University, the University of Oregon Health Sciences Center, the University of Texas Health Science Center at Houston, the University of Pittsburgh Medical Center, the Katholieke Universiteit Leuven, or KUL, University of Regensburg, and other institutions. Through this network of collaborations, we studied MultiStem therapy in a range of preclinical models that reflect various types of human disease or injury in the neurological, cardiovascular and immunological areas. These collaborative relationships have enabled us to cost effectively explore where MultiStem cell therapy may have relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we have shown that we can leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development where generally each program is separately developed.

•	Continue to Expand our Intellectual Property Portfolio. We have a broad intellectual property estate that covers our proprietary products and technologies, as well as methods of production and methods of use. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem cells and other opportunities. We currently have approximately 160 patents related to our stem cell technologies and cell therapy applications providing protection in the United States, Europe, Japan and other areas, and we have 54 patents associated with our other technologies and small molecule programs.

Our Current Programs

By applying our proprietary MultiStem cell therapy product, we established therapeutic product development programs treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other conditions. Our programs in the clinical development stage include the following:

• Ischemic Stroke: In our ongoing Phase 2 clinical study, we are evaluating the administration of MultiStem cell therapy to patients that have suffered an ischemic stroke. In contrast to treatment with the thrombolytic tPA, which must be administered within three to four hours after a stroke, we are treating patients one to two days after the stroke has occurred. In preclinical studies, administration of a single dose of MultiStem therapy, even one week after a stroke, resulted in significant and durable improvements. This double blind, placebo-controlled trial is being conducted at leading stroke centers across the United States and Europe. Enrollment was completed in December 2014. We anticipate announcing the interim safety and initial efficacy results in April 2015, following the ninety-day patient evaluation and receipt of the unblinded clinical data. Also, in February 2015, we established a collaboration with Chugai to develop and commercialize MultiStem for the treatment of ischemic stroke in Japan.

• Acute Myocardial Infarction: We evaluated the administration of MultiStem to patients that suffered an AMI in a Phase 1 clinical study. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded a grant for up to $2.8 million to support the advancement of this clinical program, and we are completing preparations for the launch of this Phase 2 clinical study, which we anticipate will commence in the second quarter of 2015.

• Acute Respiratory Distress Syndrome: We were awarded a grant for up to approximately £2.0 million to support an initial trial to treat patients suffering from ARDS. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The medical need for a safe and effective treatment of ARDS is significant due to its high mortality rate, and it annually affects approximately 400,000 to 500,000 patients in Europe, the United States and Japan, together. The grant supporting this Phase 2a clinical trial was awarded by Innovate UK to our subsidiary, Athersys Limited in the United Kingdom, or UK, in conjunction with Catapult. We are currently preparing for the trial, which we anticipate will commence in the second half of 2015.

• Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cells to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cells in this indication and suggested that the therapy may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. The MultiStem product has been designated as an orphan drug for the GvHD prophylaxis indication by both the FDA and EMA, which may provide market exclusivity and other substantial incentives and benefits. We have interacted with both the FDA and EMA to finalize the design of a single registration study. In February 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Currently, we are staging this program for future registration-directed development dependent on our other clinical programs and the achievement of certain business development and financial objectives.

• Inflammatory Bowel Disease: MultiStem therapy is being evaluated in a Phase 2 clinical study involving administration of MultiStem to patients suffering from UC, the most common form of IBD. This study is being concluded by our collaborative partner, Pfizer, and we released interim results in April 2014. Data collection for the study has run through 2014 to complete the secondary evaluations, and subsequent analysis, such as biomarker evaluation and one year safety assessment, are being completed by Pfizer in 2015. The interim results obtained from the trial showed that a single administration of MultiStem to a patient population with longstanding, chronic advanced disease failed to show a meaningful clinical effect at the eight-week evaluation period. Despite not showing a significant improvement compared to placebo in the primary efficacy endpoints, the MultiStem therapy demonstrated favorable safety and tolerability in the eight weeks following treatment. Furthermore, at four weeks, patients getting MultiStem treatment had a significantly higher proportion of rectal bleeding responders than placebo patients, suggesting the possibility of a transient effect from the single MultiStem dose. In the event that Pfizer does not move forward with the program, development and commercialization rights would revert to us.

In addition to the programs described above, we are also conducting or supporting clinical activity in other areas, such as solid organ transplant, which is an investigator initiated study being conducted at a leading transplant center in Europe. We are also engaged in the preparation stages for translational and clinical studies in other targeted areas.

In addition to our current and anticipated clinical development activities, we are engaged in preclinical development and evaluation of MultiStem therapy in other neurological, cardiovascular and inflammatory and immune disease areas, as well as certain other indications. We conduct such work both through our own internal research efforts and through a broad global network of collaborators.

We are routinely in discussions with third parties about collaborating in the development of MultiStem therapy for various programs and may enter into one or more business partnerships to advance these programs over time.

We also partnered with RTI on the development of products for certain orthopedic applications using our stem cell technologies in the bone graft substitutes market. We began recognizing royalty revenue from product sales in 2014 and may receive other payments upon the successful achievement of certain commercial milestones.

We are also engaged in the development of novel small molecule therapies to treat obesity and other conditions, such as schizophrenia. Currently, we are focused on the development of potent, highly selective compounds that act through stimulation of a specific receptor in the brain, the 5HT2c serotonin receptor. We are conducting preclinical evaluation of novel compounds that we developed that exhibit favorable attributes, including outstanding receptor selectivity, as well as greater potency and activity than other 5HT2c agonists. We also demonstrated our compounds are complementary with other agents that have been approved by the FDA and believe these compounds could achieve best in class weight loss, along with a superior safety and tolerability profile. Furthermore, we evaluated certain compounds in preclinical models of schizophrenia that exhibit an attractive selectivity profile and also observed that these compounds exhibit potent effects. We may elect to enter into a partnership to advance the development of our 5HT2c agonist program, either for the treatment of obesity, schizophrenia, or both indications, as well as for certain programs involving MultiStem.

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

MultiStem cell therapy is a patented biologic product that is manufactured from human stem cells obtained from adult bone marrow, although these cells may alternatively be obtained from other tissue sources, which are also covered under our intellectual property. The product consists of a special class of human stem cells that have the ability to express a range of therapeutically relevant proteins and other factors, as well as form multiple cell types. Factors expressed by the cells have the potential to deliver a therapeutic benefit in several ways, such as the reduction of inflammation, regulation of immune system function, protection of damaged or injured tissue, the formation of new blood vessels in regions of ischemic injury and augmentation of tissue repair and healing in other ways. Like drugs, these cells may be stored for an extended period of time in frozen form and used off-the-shelf. Following administration, the cells have been shown to express multiple therapeutically relevant proteins, but unlike a traditional transplant, are subsequently cleared from the body over time, analogous to a drug or biologic.

We believe that MultiStem represents a potential best-in-class stem cell therapy because it exhibits each of the following characteristics based on research and development conducted to date:

•	Broad plasticity and multiple potential mechanisms of action. MultiStem cells have a demonstrated ability in animal models to form a range of cell types and also appear to be able to deliver therapeutic benefit by producing factors that protect tissues against damage and inflammation, as well as enhancing or playing a direct role in revascularization or tissue regeneration.

•	Large scale production. Unlike conventional stem cells, such as blood-forming or hematopoietic stem cells, mesenchymal stem cells, or other cell types, MultiStem cells may be produced on a large scale, processed, and cryogenically preserved, and then used clinically in a rapid and efficient manner. Material obtained from a single donor may be used to produce hundreds of thousands or millions of individual doses, representing a yield far greater than other stem cells have been able to achieve.

•	“Off-the-shelf” utility. Unlike traditional bone marrow or hematopoietic stem cell transplants that require extensive genetic matching between donor and recipient, MultiStem administration does not require tissue matching or immune suppressive drugs. The MultiStem product is administered as a cryogenically preserved allogeneic product, meaning that these cells are not genetically matched between donor and recipient. This feature, combined with the ability to establish large MultiStem banks, could make it practical for clinicians to efficiently deliver stem cell therapy to a large number of patients.

•	Safety. Other stem cell types, such as undifferentiated embryonic stem cells or induced pluripotent stem cells have shown the capacity to form ectopic tissue or teratomas, which are tumor-like growths. These could pose serious safety risks to patients. In contrast, MultiStem cells have shown a consistent and favorable safety profile that has been compiled over several years of preclinical study in a range of animal models by a variety of investigators and that is supported by clinical data generated to date.

At each step of the MultiStem production process, cells are analyzed according to pre-established criteria to ensure that a consistent, well characterized product candidate is produced. Cells are harvested from a pre-qualified, healthy, consenting donor and these cells are then expanded to form a master cell bank from which we subsequently produce clinical grade material. We demonstrated the ability to harvest cells that meet our rigorous criteria from healthy donors with a high degree of consistency. Furthermore, in multiple animal models, MultiStem has been shown to be non-immunogenic, and is administered without the genetic matching that is typically required for conventional bone marrow or stem cell transplantation.

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

MultiStem for Treating Neurological Conditions, Cardiovascular Disease, and Inflammatory and Immune Disorders

Healthcare represents a significant part of the global economy. In the United States, it represented approximately 17.2% of all economic activity in 2013, or about $2.9 trillion dollars, annually. However, the United States, along with many other nations, is experiencing an unprecedented demographic shift that is resulting in a significantly expanded population of older individuals. According to United States Census data, in the next few years there will be a dramatic increase in the number of individuals over the age of 65, as this segment of the population increases from 40.2 million individuals in 2010 to more than 72 million people in 2030, representing an increase of approximately 80%. The aging of the population will create enormous financial pressure on the healthcare system in the United States and other countries around the world, resulting in significant clinical challenges, but also resulting in substantial commercial opportunities.

Data from the National Center for Health Statistics shows that as people get older, they are more susceptible to a variety of age related conditions, including heart disease, stroke, certain forms of cancer, diabetes, progressive neurological disorders, various chronic inflammatory and immune conditions, renal disease and a range of others. As a consequence, as people get older they spend far more on healthcare. On average they spend four to ten times more on healthcare annually at age 65 or beyond than when they were younger and more healthy. According to the Alliance for Aging Research, 83% of healthcare spending is associated with chronic conditions, and other research shows that 62% of healthcare spending is associated with multiple chronic conditions. Traditional medical approaches have failed to adequately address this problem.

We have worked with independent investigators at a number of leading institutions, such as the Cleveland Clinic, Case Western Reserve University, University of Minnesota, the National Institutes of Health, the Georgia Regents University, the University of Oregon Health Sciences Center, the University of Texas Health Science Center at Houston, KUL, the University of Pittsburgh Medical Center, University of Regensburg and other institutions. Through this network of collaborations, we studied the impact of MultiStem cell therapy in a range of preclinical models that reflect various types of human disease or injury in the neurological, cardiovascular, and immunological areas. To date, we and our collaborators have published research results illustrating the potential benefits of MultiStem cell therapy in a range of indications including ischemic stroke, traumatic brain injury, or TBI, brain damage due to restricted blood flow in newborns, spinal cord injury, myocardial infarction, vascular disease, acute pulmonary distress, and bone marrow transplant support/GvHD. In addition, we have explored and intend to further explore MultiStem administration in the treatment of a range of other conditions, including other forms of cardiovascular disease, neurological conditions, and immune related disorders.

Based on preclinical results, we have advanced MultiStem therapy to clinical development stage in several clinical indications or disease areas: treatment for stroke caused by a blockage of blood flow in the brain; treatment of damage caused by myocardial infarction; support in the hematologic malignancy setting to reduce certain complications associated with traditional bone marrow or hematopoietic stem cell, or HSC, transplantation; and treatment of IBD, initially focused on UC. Additionally, in collaboration with a leading transplant center in Europe, we advanced a program in the solid organ transplant area into clinical development and plan to begin clinical development for treatment of ARDS.

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

Many neurological conditions require extensive long-term therapy, and many require extended hospitalization and/or institutional care, creating an enormous cost burden. Stroke represents an area where the clinical need is particularly significant, since it represents a leading cause of death and significant long term disability. We have published research with independent collaborating investigators that demonstrates that MultiStem administration conveys biological benefits in preclinical models of ischemic stroke, as well as other models of neurological damage and injury, including TBI, neonatal hypoxic ischemia (a cause of neurological damage in infants), and spinal cord injury. We also conducted preclinical work in other neurological areas, and have been awarded grants to support work in areas such as the indications described above and for evaluating the potential of MultiStem cells to address chronic conditions such as Multiple Sclerosis, or MS, or Parkinson’s disease. Our research has shown that MultiStem cells convey benefits through distinct mechanisms, including reducing inflammatory damage, protecting at risk tissue at the site of injury, and through direct neurotrophic effects that stimulate the recovery of damaged neurons. As a result, we believe that MultiStem therapy may have relevance to multiple forms of neurological injury and disease.

Our initial clinical focus in the neurological area involves evaluating MultiStem administration to treat ischemic stroke. Currently, there are approximately 800,000 individuals in the United States that suffer a stroke each year, more than two million stroke victims in the United States, Europe and Japan combined and approximately 15 million people that suffer a stroke each year globally. The vast majority of these (approximately 85% to 90%) are ischemic strokes, that are caused by a blockage of blood flow in the brain, that cuts off the supply of oxygen and nutrients, and can result in tissue loss and neurological damage, as well as long term or permanent disability. The remaining 10% to 15% are hemorrhagic strokes, which occur when a blood vessel bursts and bleeding into the brain ensues.

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

We recently completed enrollment in our double-blind, placebo-controlled Phase 2 clinical trial exploring the administration of MultiStem to patients that have suffered an ischemic stroke in the United States and Europe. In this trial, MultiStem was administered one to two days after the stroke had occurred. If shown to be safe and effective, this would represent a significant extension of the treatment window relative to existing standard of care and could provide an important new therapeutic option for stroke patients. We believe that the potential market for a new therapy to treat stroke could be $15 to $20 billion or more annually. We anticipate announcing the interim safety and initial efficacy results in April 2015, following the ninety-day patient evaluation and receipt of the unblinded clinical data.

We are also interested in the application of MultiStem for other neurological indications that represent areas of significant unmet medical need, such as TBI, which represents the leading cause of disability among children and young adults, and a leading cause of death. Approximately 1.7 million cases of TBI are seen in the United States each year, nearly half a million cases of which are children age 0 to 14 years old. The United States Center for Disease Control and Prevention, or CDC, estimates that more than 5.3 million individuals are living with a disability and have a long-term or lifelong need for help to perform activities of daily living as a result of a TBI. The annual direct and indirect costs for TBI are approximately $60 billion a year, according to the National Institute of Neurological Disorders and Stroke, which is part of the National Institutes of Health. In preclinical studies of TBI, administration of MultiStem dramatically reduced the extent of damage caused by a TBI, and promoted accelerated healing of the blood-brain barrier. In 2012, we announced grant funding of up to $3.6 million to further advance our MultiStem programs and cell therapy platform, including further development of MultiStem therapy for the treatment of TBI and further development of our cell therapy formulations and manufacturing capabilities. We received authorization in 2013 to advance our TBI program into the second phase of the two-stage federal grant award and expect to complete this research mid-2015.

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

Over the past several years, we have been utilizing grant funding to investigate the potential for MultiStem treatment for chronic progressive multiple sclerosis, or MS, based on initial results in preclinical models. In 2012, in collaboration with scientists from Case Western Reserve University, and with the support of Fast Forward and the National Multiple Sclerosis Society, we reported research results that demonstrate the potential benefits of MultiStem therapy for treating MS. In standard preclinical models of MS, researchers observed that MultiStem administration results in sustained behavioral improvements, arrests the demyelination process that is central to the pathology of MS, and supports remyelination of affected axons. We have continued to advance our MS program with support from Fast Forward.

Cardiovascular Disease — Evaluating MultiStem for Treating Damage from a Heart Attack

Cardiovascular disease is an area of significant clinical need and its prevalence is expected to grow in the years ahead. Despite treatment advances in recent years, cardiovascular disease remains the leading cause of death, and represents one of the leading causes of disability around the world. In the United States, approximately 915,000 people suffer a heart attack each year, and approximately 5.1 million individuals in the United States are currently suffering from heart failure in 2010, according to the American Heart Association 2014 Statistical Update. Another 8.5 million people suffer from peripheral arterial disease, which is associated with significant morbidity and mortality. In addition, there were approximately 788,000 deaths that occurred from all forms of cardiovascular disease, including 443,000 individuals that died as a result of coronary heart disease or heart failure. According to projections published recently by the American Heart Association in February 2011 in the journal Circulation, aggregate costs for treating heart disease in the United States are expected to soar in the coming years. In 2010, annual direct costs for treating cardiovascular disease were $273 billion, but by 2030 these are expected to nearly triple, to a projected $818 billion per year. This increase will occur primarily as a result of the aging population, and may not fully reflect the impact of the dramatic escalation in obesity rates that has occurred for both adults and children in recent years, which could further exacerbate the long-term challenges and increase costs associated with cardiovascular disease and other conditions.

In a Phase 1 clinical trial, we explored MultiStem treatment for damage caused by AMI. Myocardial infarction is one of the leading causes of death and disability in the United States and is caused by the blockage of one or more arteries that supply blood to the heart. Such blockages can be caused, for example, by the rupture of an atherosclerotic plaque deposit. A variety of risk factors are associated with an elevated risk of myocardial infarction or atherosclerosis, including age, high blood pressure, smoking, sedentary lifestyle and genetics. While advances in the diagnosis, prevention and treatment of heart disease have had a positive impact, there is clearly room for improvement—myocardial infarction remains a leading cause of death and disability in the United States and the rest of the world.

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

We conducted a multicenter, open-label Phase 1 clinical trial in this indication and the results showed that MultiStem treatment was well tolerated at all dose levels, exhibited a favorable safety profile, and that patients who received MultiStem treatment exhibited meaningful improvements in cardiovascular function, including left ventricular ejection fraction, wall motion scores, and other parameters. These results were published by Circulation Research in 2012.

We are preparing for a Phase 2 clinical study of MultiStem administration to patients that have suffered an AMI, which we anticipate will commence in the second quarter of 2015. In 2013, we were awarded a grant from the National Institutes of Health for up to $2.8 million to support the funding of the program.

Immunological Disorders — MultiStem for Acute Pulmonary Distress, IBD and HSC Transplant Support

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

In multiple studies, MultiStem cells have shown potent immunomodulatory properties, including the ability to reduce active inflammation through various modes of action, stimulate tissue repair and restore immune system balance. Accordingly, we believe that MultiStem therapy could have broad application in the area of treating immune system disorders, including certain acute inflammatory conditions, autoimmune diseases and other conditions.

In animal models, MultiStem cells have demonstrated an ability to reduce the severity of pulmonary distress, reduce alveolar edema and return lung endothelial permeability to normal. Intravenous MultiStem treatment early following the onset of the condition may ameliorate the initial hyper-inflammation and reduce the fibrotic activity that follows, thereby speeding the return to and improving the likelihood of more normal lung function, and helping patient recovery. In January 2015, we announced that our subsidiary, Athersys Limited, received a grant award of up to approximately £2.0 million from Innovate UK to support a Phase 2a clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. We intend to initiate this study in the second half of 2015.

ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. It has significant implications, as it prolongs intensive care unit, or ICU, and hospital stays, and requires convalescence in the hospital and rehabilitation. There are limited interventions and no effective drug treatments for ARDS, making it an area of high unmet clinical need with high treatment costs. Given ARDS high treatment costs, a successful cell therapy could be expected to generate significant savings for the healthcare system by reducing days on a ventilator, days in the intensive care unit and total days in the hospital, and importantly, could reduce mortality and improve quality of life for those suffering from the condition. The medical need for a safe and effective treatment of ARDS is significant due to its high mortality rate, and it affects annually approximately 33,000 patients in the UK and 400,000 to 500,000 patients in Europe, the United States and Japan, alone.

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

Working with leading experts in the stem cell and bone marrow transplantation field, we studied MultiStem in animal models of radiation therapy and GvHD. In multiple animal models, MultiStem cells have been shown to be non-immunogenic, even when administered without the genetic matching that is typically required for conventional bone marrow or stem cell transplantation. Furthermore, in animal model systems testing immune reactivity of T-cells against unrelated donor tissue, MultiStem has been shown to suppress the T-cell-mediated immune responses that are an important factor in causing GvHD. MultiStem-treated animals also displayed a significant increase in survival relative to controls. As a result, we believe that MultiStem administration in conjunction with or following standard HSC transplantation may have the potential to reduce the incidence or severity of complications and may enhance gastrointestinal function, which is frequently compromised as a result of radiation treatment or chemotherapy.

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

We were granted orphan drug designation by the FDA and EMA for MultiStem treatment in the prevention of GvHD. We met with the FDA to review the results from the Phase 1 trial and discuss plans for the next phase of clinical development, which we intend to be a Phase 2-3 study of MultiStem for GvHD prophylaxis and HSC transplant support. Based on FDA feedback, we are currently working to finalize our trial design as we plan and prepare for trial initiation. The initiation of the trial will depend on the progress in our clinical trials and the achievement of certain business development and financial objectives. In February 2015, we were granted designation by the FDA as a Fast Track product for prophylaxis therapy against GvHD following hematopoietic cell transplantation.

In 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MultiStem therapy for the treatment of IBD for the worldwide market. IBD is a group of inflammatory and autoimmune conditions that affect the colon and small intestine, typically resulting in severe abdominal pain, weight loss, vomiting and diarrhea. The most common forms of the disease include UC and Crohn’s disease, which are estimated to affect four million people or more in the United States, five major European markets (UK, Germany, France, Italy and Spain) and Japan. Chronic IBD can be a severely debilitating condition, and advanced cases may require surgery to remove the affected region of the bowel, and may also require temporary or permanent colostomy or ileostomy. In many cases, surgery does not achieve a permanent cure, and patients suffer a return of the disease. In 2011, enrollment commenced in our double-blind, placebo-controlled Phase 2 clinical study evaluating MultiStem administration to patients suffering from UC, and enrollment was completed in December 2013. In April 2014, we and Pfizer reported the initial interim results of the trial. The interim results obtained from the trial showed that a single administration of MultiStem to a patient population with longstanding, chronic advanced disease failed to show a meaningful clinical effect at the eight-week evaluation period. Despite not showing a significant improvement compared to placebo in the primary efficacy endpoints, the MultiStem therapy demonstrated favorable safety and tolerability in the eight weeks following treatment. Furthermore, at four weeks, patients getting MultiStem treatment had a significantly higher proportion of rectal bleeding responders than placebo patients, suggesting the possibility of a transient effect from the single MultiStem dose. However, given the limited evidence of benefit in this study, it remains possible that MultiStem is not beneficial or well suited to this indication. In the event that Pfizer does not move forward with the program, development and commercialization rights would revert to us.

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

Our drug development program is focused on creating potent and selective orally administered compounds that stimulate the 5HT2c receptor, but that avoid the 5HT2b receptor and other receptors, such as 5HT2a, or other receptors that could cause adverse side effects. Based on extensive preclinical studies that we conducted with compounds that we generated, we have demonstrated the ability to develop compounds that are highly potent and selective for the 5HT2c receptor, and that lack activity at either 5HT2a or 5HT2b. We believe that clinical trials will demonstrate that this achievement represents a significant advance in the field, and that the potency and selectivity profile displayed by compounds we are developing will result in substantially better efficacy and a cleaner safety and tolerability profile, as well as a more convenient dosing schedule than other 5HT2c agonist programs including Lorcaserin. We also evaluated certain of our compounds when administered as a monotherapy or in conjunction with other weight loss agents, and have observed effectiveness with both approaches. We are conducting preclinical evaluation of novel compounds that we developed that exhibit outstanding receptor selectivity and are working toward the selection of a clinical development candidate for this program.

Certain potent and highly selective compounds that we developed display a profile that we believe may have utility in treating schizophrenia. We evaluated some of these compounds in preclinical models of schizophrenia and have observed that they exhibit efficacy in these models.

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

In addition to our current product development programs, we developed our patented RAGE® technology that provides us with the ability to produce human cell lines that express specific, biologically well validated drug targets without relying upon cloned and isolated gene sequences. While our RAGE technology is not a therapeutic product, it is a commercial technology that we have successfully applied for the benefit of our partners and that we also used for our own internal drug development programs. Modern drug screening approaches typically require the physical isolation and structural modification of a gene of interest, an approach referred to as gene cloning, in order to create a cell line that expresses a drug target of interest. Researchers may then use the genetically modified cell line to identify pharmaceutical compounds that inhibit or stimulate the target of interest. The RAGE technology enables us to turn on or amplify the expression of a drug target without having to physically clone or isolate the gene. In effect, the technology works through the random insertion of tiny, proprietary genetic switches that randomly turn genes on without requiring their physical isolation, or any advance knowledge of their structure. This technology provides us with broad freedom to work with targets that may be otherwise unavailable as a result of intellectual property restrictions on the use of specific cloned and isolated genes. In recent years, we have produced cell lines that express drug targets in a range of disease areas such as metabolic disease, infectious disease, oncology, cardiovascular disease, inflammation, and central nervous system disorders. Many of these were produced for drug development programs at major pharmaceutical companies that we have collaborated with, such as Bristol-Myers Squibb, and some have been produced for our internal drug development programs.

Collaborations and Partnerships

Chugai

In February 2015, we entered into a license agreement with Chugai to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan on an exclusive basis. Under the agreement, Chugai will be responsible for the development and commercialization of MultiStem for ischemic stroke in Japan, and we will have the primary responsibility for the manufacture of product for both clinical and commercial purposes. The parties will coordinate Japanese and global regulatory activities and clinical development plans for MultiStem treatment of ischemic stroke.

Under the terms of the agreement, we received an up-front cash payment of $10 million from Chugai and are entitled to receive a potential near-term payment of $7 million tied to the results of our ongoing Phase 2 clinical trial in ischemic stroke. We may also receive additional success-based development and regulatory milestones aggregating up to $38 million, as well as potential sales milestones of up to 17.5 billion yen (approximately $150 million based on the current exchange rate). With commercialization and until the agreement has expired or been terminated, Chugai would pay us royalties on net sales, starting in the low double digits and increasing incrementally to the high teens depending on net sales levels. Additionally, we would receive payments for product supplied to Chugai.

The agreement will expire automatically upon the later of the date the licensed product is no longer covered by a patent claim in Japan, or the expiration of the re-evaluation period under Article 14-2 of the Pharmaceutical Affairs Law of Japan or any revision or replacement, unless extended as set forth below. Additionally, Chugai may terminate the agreement under certain circumstances, including for material breach and without cause upon advance written notice. We may terminate the agreement if Chugai fails to make certain payments to us and, in certain cases, if there is an uncured material breach of the agreement. Chugai may extend the term of the agreement for two successive two-year periods at its sole election, and thereafter, the agreement shall be automatically and repeatedly extended for two-year periods unless prior notice is provided by either party not to extend the term.

Following termination of the agreement, the licenses granted to Chugai to develop and commercialize MultiStem for ischemic stroke in Japan will terminate and ownership of regulatory documents and clinical data will revert to us. Further, our nonexclusive license to intellectual property developed by Chugai during the collaboration shall be expanded to include Japan and shall survive termination. We maintain rights to develop and commercialize MultiStem for ischemic stroke outside of Japan, and, for all other indications in Japan, provided that we give Chugai the first right to negotiate to add such indications to the license in Japan.

Pfizer

In 2009, we entered into a collaboration agreement with Pfizer to develop and commercialize MultiStem therapy for the treatment of IBD for the worldwide market on an exclusive basis. Under the terms of the agreement, we received a non-refundable up-front cash payment of $6.0 million from Pfizer and research funding during the initial phase of the collaboration that ended in 2012. In addition, we are also eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve these milestones, and no significant milestone payments were received as of December 31, 2014. We are responsible for manufacturing and Pfizer pays us for manufacturing product for clinical development and commercialization purposes. Pfizer has responsibility for development, regulatory and commercialization. We may elect to co-develop with Pfizer, in which case the parties will share development and commercialization expenses and profits, if any, on an agreed-upon basis beginning at Phase 3 clinical development. Alternatively, we may elect to not co-develop with Pfizer, in which case Pfizer will pay us tiered single-digit royalties on worldwide commercial sales of MultiStem IBD products. Any royalties may be subject to certain reductions related to market exclusivity, patent claims and credits from sales milestone payments. The duration of royalty payments is on a country-by-country and product-by-product basis, and shall continue until the later of the date the licensed product is no longer covered by a patent claim in such country, or twelve years from product launch in such country.

The Pfizer collaboration does not have a specific termination date, but will terminate upon the last to expire royalty term, unless terminated earlier by either party. Either party can terminate the agreement for an uncured material breach or default. Pfizer is permitted to terminate the agreement upon advance written notice to us in its sole discretion or in the event of certain material breaches. We can terminate the agreement if a certain milestone event has not occurred by a defined period of time, or if we reasonably believe that Pfizer has failed to satisfy its obligations to progress the development of the program. Following termination of the agreement by us, all licenses granted to Pfizer to develop and commercialize MultiStem for IBD will terminate, other than certain more limited research licenses, and ownership of regulatory and clinical data will revert to us. Following termination of the agreement by Pfizer due to material breach, the licenses granted to Pfizer will remain in effect according to their terms and payments to us will be reduced from what was otherwise payable.

University of Minnesota

In 2003, we acquired the exclusive rights to the MAPC technology originally developed at the University of Minnesota pursuant to a license agreement with the University. Over the past several years, we further developed this technology and the manufacturing of the cells for use in ongoing clinical trials. We refer to the lead cell therapy as the MultiStem product platform. We are obligated to pay the University of Minnesota a royalty based on worldwide commercial sales of licensed products if covered by a valid licensed patent. The low single-digit royalty rate may be reduced if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product. The royalty payment obligation and the term of the license agreement expire upon the last to expire licensed patent. Based on our current patent portfolio, and absent any continuations, renewals or extensions of existing patents, the last licensed patent to expire under the license agreement is currently expected to expire in 2028. The license agreement does not have a specific termination date, but the University of Minnesota can terminate the license agreement for an uncured event of default, as defined, or upon our bankruptcy and we can terminate the license agreement at any time.

RTI

In 2010, we entered into an agreement with RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market on an exclusive basis. Under the terms of our RTI agreement, we received $5.0 million of license fees in installments during 2010-2012. In accordance with the agreement, we are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no significant milestone payments were received as of December 31, 2013. In addition, we receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens. We began receiving royalties from RTI in 2014. Royalties may be subject to a reduction if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product.

The term of the agreement is the longer of (i) five years from the effective date in 2010, (ii) two years after the last sale of a licensed product, (iii) the last to expire of any past, present or future licensed patent, and (iv) the life of trade secrets applicable to the licensed product. Either party can terminate the agreement upon the other party’s bankruptcy or for an uncured material breach. RTI can terminate the agreement if our rights to our technology expire such that there is a material effect on the development and commercialization of the licensed products. We can terminate the agreement if RTI has not reached a specified target of sales of the licensed product within five years of the effective date or a specified target of annual sales each year thereafter.

Bristol-Myers Squibb

In 2000, we entered into a collaboration with Bristol-Myers Squibb to provide cell lines expressing well validated drug targets produced using our RAGE technology for compound screening and development. This initial collaboration was expanded in 2002 and again in 2006, and was in its final phase as amended in 2009. Bristol-Myers Squibb uses the cell lines in its internal drug development programs and, in exchange, we receive license fee and milestone payments and will be entitled to receive royalties on the sale of any approved products. Depending on the use of a cell line by Bristol-Myers Squibb and the progress of drug development programs benefiting from the use of such a cell line, we may receive as much as approximately $5.5 million per cell line in additional license fees and milestone payments, though we cannot assure you that any further milestones will be achieved or that we will receive any additional milestone payments. As of December 31, 2014, we received an aggregate amount of $2.1 million in milestone payments and $9.8 million in license fees since the inception of our collaboration with Bristol-Myers Squibb.

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

Mesoblast Limited, or Mesoblast, is currently engaged in clinical trials evaluating the safety and efficacy of Revascor, an allogeneic stem cell product based on mesenchymal stem cell precursors that are obtained from healthy consenting donors. These cells also appear to display limited expansion potential and biological plasticity. Additionally, Mesoblast is developing Prochymal, a mesenchymal stem cell product candidate that it acquired from Osiris Therapeutics, Inc., and Mesoblast has a partnership with Cephalon, Inc., or Cephalon, now owned by Teva Pharmaceuticals, Inc., for treating conditions including congestive heart failure, AMI, Parkinson’s disease and Alzheimer’s disease.

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

We also face competition in our efforts to develop compounds for the treatment of obesity. In 2012, two new treatments were approved by the FDA for the treatment of obesity, Belviq (Lorcaserin), which was developed by Arena Pharmaceuticals, Inc., or Arena, and Qsymia (a proprietary combination of phentermine and topiramate), which was developed by Vivus, Inc., or Vivus. In 2014, another new drug combination was approved, Contrave (a proprietary combination of naltrexone and bupropion), which was developed by Orexigen. Prior to these recent approvals, there was one approved therapeutic product on the market for obesity, Xenical (also known as Alli), which is marketed by F. Hoffman - LaRoche Ltd., or Roche. Potential side effects associated with taking Xenical / Alli include cramping, intestinal discomfort, flatulence, diarrhea, and leakage of oily stool. Another obesity drug, Meridia, was approved for clinical use and marketed by Abbott Pharmaceuticals, but was withdrawn from the market due to concerns regarding increased risk of cardiovascular disease and stroke among patients taking the drug.

There are many other companies that have previously attempted or are attempting to develop novel treatments for obesity, and a wide range of approaches are being taken. Some of these companies include large, multinational pharmaceutical companies such as Bristol-Myers Squibb, Merck & Co., Inc., Roche, Sanofi, GlaxoSmithKline plc, or GlaxoSmithKline, Eli Lilly and Company and others. There are also a variety of biotechnology companies developing treatments for obesity, including Neurosearch, Amgen Inc., or Amgen, Regeneron Pharmaceuticals, Inc., Nastech Pharmaceutical Company, Alizyme plc, Amylin Pharmaceuticals, Inc., Neurocrine Biosciences, Inc., Shionogi & Co., Ltd., Metabolic Pharmaceuticals Limited, Kyorin Pharmaceutical Co., Ltd., and others. It is likely that, given the magnitude of the market opportunity, many companies will continue to focus on the obesity area, and that competition will remain high. If we are successful at developing a 5HT2c agonist as a safe and effective treatment for obesity, it is likely that other companies will attempt to develop safer and more effective compounds in the same class, or will attempt to combine therapies in an effort to establish a safer and more effective therapeutic product.

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

Intellectual Property

We rely on a combination of patent applications, patents, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors that we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property, or which relate to our business. We currently have over 200 patents for our technologies.

We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We developed, acquired and exclusively licensed intellectual property covering our cell therapy product candidates and other applications in the field. Our broad intellectual property portfolio consists of approximately 160 issued patents (of which seventeen are United States patents) and more than 180 global patent applications around our stem cell technology and MultiStem product platform. This includes fourteen United States patents and more than 100 international patents that apply to MAPC and related products, such as MultiStem. The current intellectual property estate, which incorporates additional filings and may broaden over time, could provide coverage for our stem cell product candidates, manufacturing processes and methods of use through 2030 and beyond. Furthermore, an extended period of market exclusivity may apply for certain products (e.g., exclusivity periods for orphan drug designation or biologics).

We have been active in the development, improvement and protection of our intellectual property portfolio through our prosecution efforts, collaborative research efforts, and in-licensing, among other things. From time-to-time, we will also engage in adversarial processes, such as interference or litigation, to protect or advance certain patents or applications. These activities represent an important cost of doing business, and can result in successes and setbacks due to the nature of the processes. For example, over the past several years, we have been involved in several proceedings in the United States with a third party focused on a technology developed after the MAPC technology. In an earlier proceeding, our success resulted in the issuance of a patent. However, in a more recent proceeding, an interference board ruled that this patent and another application of ours should be cancelled, but such ruling may be advanced into an appeal process. Over time, we expect to be involved in similar proceedings with the objective of developing the portfolio to support and protect development and commercialization of our or our licensees’ cell therapy products.

We have established a broad intellectual property portfolio related to our small molecule product candidates and functional genomics technologies. We have a broad patent estate with claims directed to compositions, methods of making, and methods of using our small molecule drug candidates. We have six United States patents and three patent applications with broad claims directed to selective 5HT2c agonists discovered at Athersys that currently provide patent coverage through as late as 2029. From our Histamine H3 program, we have six United States patents with broad claims directed to compounds discovered at Athersys from two distinct chemical series that currently provide patent coverage through as late as 2028. In addition, we currently have 37 issued patents (16 United States patents and 21 international patents) relating to compositions and methods for the RAGE technology that currently provide patent coverage through as late as 2020, and five United States patents and nine patent applications relating to human proteins and candidate drug targets that we identified through the application of RAGE and to our other technologies that currently provide patent coverage through as late as 2022. The RAGE technology was developed by Dr. John Harrington and other Athersys scientists internally in the mid-1990s.

We believe that we have broad freedom to use and commercially develop our technologies and product candidates. However, in the event that we or our collaborators are developing, manufacturing, or selling potential products that are claimed to infringe a third party’s intellectual property, a loss in litigation may prevent us from commercializing our products, unless that party grants us rights to use its intellectual property. Further, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Research and Development

Our research and development costs, which consist primarily of costs associated with external clinical trial costs, preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property application processes, and laboratory supply and reagent costs, were $23.4 million in 2014, $20.5 million in 2013 and $19.6 million in 2012.

Government Regulation

Any products we may develop and our research and development activities are subject to stringent government regulation in the United States by the FDA and, in many instances, by corresponding foreign and state regulatory agencies. The European Union, or EU, has vested centralized authority in the EMA and Committee on Proprietary Medicinal Products, or CPMP, to standardize review and approval across EU member nations. In Japan, the PDMA, a division of the Ministry of Health, Labour and Welfare, or MHLW, regulates the development and commercialization of medical therapies. Recently, Japan’s parliament enacted new legislation to promote the safe and accelerated development of treatments using stem cells. The new regenerative medicine law and revised pharmaceutical affairs law define products containing stem cells as regenerative medicine products and allow for the conditional approval of such products if safety has been confirmed in clinical trials, even if their efficacy has not been fully demonstrated. The legislation creates a new, faster pathway for cell therapy product approval, and offers the potential to enable more rapid entry in the Japanese market. The MHLW has been directed to develop and adopt new rules and procedures to implement this legislation.

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

A Clinical Trial Authorization, or CTA, is the European equivalent of the IND. CTA requirements are issued by each competent authority within the European Union and are enacted by local laws and Directives.

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

The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:

•	preclinical tests in animals that demonstrate a reasonable likelihood of safety and effectiveness (if possible) in human patients;

•	submission to the FDA of an IND, which must become effective before clinical trials in humans can commence. If Phase 1 clinical trials are to be conducted initially outside the United States, a different regulatory filing is required, depending on the location of the trial;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the drug or biologic product for the intended disease indication;

•	for drugs, submission of a New Drug Application, or NDA, or a Biologic License Application, or BLA, with the FDA; and

•	FDA approval of the NDA or BLA before any commercial sale or shipment of the drug.

Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. The clinical development phase generally takes ten to fifteen years, or longer, to complete (i.e., from the initiation of Phase 1 through completion of Phase 3 studies), and such sequential studies may overlap or be combined. After successful completion of clinical trials for a new drug or biologic product, FDA approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA’s approval of an NDA or BLA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required, followed by a resubmission of the NDA or BLA. Review and approval of an NDA or BLA can take up to several years. The FDA and other Regulatory agencies such as EMA and PMDA have regulations that allow for faster approval paths and review cycles that may reduce clinical development phase completion to between five and seven years to commercialization. Such regulations include but are not limited to accelerated/conditional approval paths and review cycles of between six to ten months (priority/accelerated review cycles). However, there are specific criteria that must be met to qualify for these paths, such as high unmet medical need, orphan designation, fast track, exceptional circumstances and breakthrough designation.

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

In addition to regulations enforced by the FDA and international regulatory agencies, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials currently comply in all material respects with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our available resources.

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

As of December 31, 2014, we employed 57 full-time employees, including 18 with Ph.D. degrees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.

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

Since our inception in 1995, we incurred significant losses and negative cash flows from operations. We incurred net losses of $22 million in 2014, $31 million in 2013 and $15 million in 2012. As of December 31, 2014, we had an accumulated deficit of $287 million and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. To date, substantially all of Athersys’ revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through our existing or future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested in humans and animal studies. We cannot assure you that we will ever earn revenue or that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $26 million in 2014, $23 million in 2013 and $18 million in 2012.

At December 31, 2014, we had $26 million of cash, cash equivalent and investments, and we will need substantially more to advance our product candidates through development. Furthermore, we will need to add additional capital to fund our operations through the completion of our current clinical trials. Our future capital requirements will depend on many factors, including:

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

The extent to which we utilize our existing equity purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default. Even if we are able to access the remaining $23.5 million under the purchase agreement as of December 31, 2014, we will still need additional capital to fully implement our business, operating and development plans.

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

Currently, our material collaborations and licensing arrangements are our collaborations with (a) Chugai to develop and commercialize MultiStem cell therapy for the treatment of ischemic stroke in Japan, (b) Pfizer to develop and commercialize MultiStem for the treatment of IBD and (c) RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market, and our license with the University of Minnesota pursuant to which we license certain aspects of the MAPC technology. These arrangements do not have specific termination dates; rather, each arrangement terminates upon the occurrence of certain events.

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

Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and our products. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of compounds and methods for using them for which we seek patent protection. We cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. We filed multiple patent applications that seek to protect the composition of matter and method of use related to our programs. In addition, we are prosecuting numerous distinct patent families directed to composition, methods of production, and methods of use of MultiStem and related technologies. If we are unsuccessful in obtaining and maintaining these patents related to products and technologies, we may ultimately be unable to commercialize products that we are developing or may elect to develop in the future.

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

In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents or to defend the validity of any of our or our licensor’s future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business. With respect to certain of our inventions, we decided not to pursue patent protection outside the United States, both because we do not believe it is cost effective and because of confidentiality concerns. Accordingly, our international competitors could develop and receive foreign patent protection for gene sequences and functions for which we are seeking United States patent protection, enabling them to sell products that we developed.

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

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any license or other agreements that we entered into with regard to our technology or business.

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

At various times we have experienced periods of rapid growth in our employee numbers as a result of a dramatic increase in activity in technology programs, genomics programs, collaborative research programs, discovery programs, and scope of operations. At other times, we had to reduce staff in order to bring our expenses in line with our financial resources. Our success will also depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force.

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

Increased information technology security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee refreshers, monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 45,000 square feet of space for our corporate offices and laboratories, with state-of-the-art laboratory space. The lease began in 2000 and currently expires in March 2016, and we have the option to renew annually through 2019. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we currently lease office and laboratory space for our Belgian subsidiary. The lease currently expires in July 2015, and we have an option to renew annually through July 2022. The annual rent in Belgium is approximately $220,000 and is subject to adjustments based on an inflationary index. Our total rent expense for all properties was $517,000 in 2014. We also have an option for additional space in Belgium that expires in August 2015.

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

	High	Low
Year ended December 31, 2014:
Fourth Quarter	$1.74	$1.13
Third Quarter	$1.99	$1.31
Second Quarter	$3.50	$1.08
First Quarter	$4.33	$2.51
Year ended December 31, 2013:
Fourth Quarter	$2.52	$1.52
Third Quarter	$1.99	$1.47
Second Quarter	$2.42	$1.54
First Quarter	$1.89	$1.07

Holders

As of March 5, 2015, there were approximately 540 holders of record of our common stock. Additionally, shares of common stock are held by financial institutions as nominees for beneficial owners that are deposited into participant accounts at the Depository Trust Company, which are considered to be held of record by Cede & Co. and are included in the holders of record as one stockholder.

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

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Revenues:
Contract revenue	$286	$755	$7,380	$9,015	$6,685
Grant revenue	1,337	1,683	1,328	1,329	2,254

Total revenues	1,623	2,438	8,708	10,344	8,939
Costs and expenses:
Research and development	23,366	20,484	19,636	18,930	14,779
General and administrative	6,909	6,065	4,753	4,916	5,387
Depreciation	360	346	320	278	284

Loss from operations	(29,012)	(24,457)	(16,001)	(13,780)	(11,511)
Other income (expense):
Income (expense) from change in fair value of warrants	6,591	(6,324)	2,404	812	—
Other income (expense), net	86	38	(1,138)	(778)	134

Loss before income taxes	(22,335)	(30,743)	(14,735)	(13,746)	(11,377)
Income tax benefit	253	—	—	—	—

Net loss	$(22,082)	$(30,743)	$(14,735)	$(13,746)	$(11,377)

Net loss per share, basic	$(0.29)	$(0.53)	$(0.45)	$(0.59)	$(0.60)
Weighted average shares outstanding, basic	76,955	57,675	32,557	23,239	18,930
Net loss per share, diluted	$(0.31)	$(0.53)	$(0.45)	$(0.59)	$(0.60)
Weighted average shares outstanding, diluted	78,541	57,675	32,557	23,239	18,930

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,127	$31,948	$25,533	$8,785	$2,105
Available-for-sale securities, short-tem	—	—	—	3,999	13,076
Working capital	22,556	28,487	21,831	7,014	9,106
Total assets	28,718	34,188	27,603	15,701	19,106
Warrant liabilities and note payable	3,131	9,999	2,878	983	—
Total stockholders’ equity	20,895	19,821	20,247	7,298	9,005

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Programs

By applying our proprietary MultiStem cell therapy product, we established therapeutic product development programs treating inflammatory and immune disorders, neurological conditions, cardiovascular disease, and other conditions. Our programs in the clinical development stage include the following:

• Ischemic Stroke: In our ongoing Phase 2 clinical study, we are evaluating the administration of MultiStem cell therapy to patients that have suffered an ischemic stroke. In contrast to treatment with the thrombolytic tPA, which must be administered within three to four hours after a stroke, we are treating patients one to two days after the stroke has occurred. In preclinical studies, administration of a single dose of MultiStem therapy, even one week after a stroke, resulted in significant and durable improvements. This double blind, placebo-controlled trial is being conducted at leading stroke centers across the United States and Europe. Enrollment was completed in December 2014. We anticipate announcing the interim safety and initial efficacy results in April 2015, following the ninety-day patient evaluation and receipt of the unblinded clinical data. Also, in February 2015, we established a collaboration with Chugai to develop and commercialize MultiStem for the treatment of ischemic stroke in Japan.

• Acute Myocardial Infarction: We evaluated the administration of MultiStem to patients that suffered an AMI in a Phase 1 clinical study. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded a grant for up to $2.8 million to support the advancement of this clinical program, and we are completing preparations for the launch of this Phase 2 clinical study, which we anticipate will commence in the second quarter of 2015.

• Acute Respiratory Distress Syndrome: We were awarded a grant for up to approximately £2.0 million to support an initial trial to treat patients suffering from ARDS. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The medical need for a safe and effective treatment of ARDS is significant due to its high mortality rate, and the number of patients it affects annually. The grant supporting this Phase 2a clinical trial was awarded by Innovate UK to our UK subsidiary, Athersys Limited., in conjunction with Catapult. We are currently preparing for the trial, which we anticipate will commence in the second half of 2015.

• Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cells to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cells in this indication and suggested that the therapy may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. The MultiStem product has been designated as an orphan drug for the GvHD prophylaxis indication by both the FDA and EMA, which may provide market exclusivity and other substantial incentives and benefits. We have interacted with both the FDA and EMA to finalize the design of a single registration study. In February 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Currently, we are staging this program for future registration-directed development dependent on our other clinical programs and the achievement of certain business development and financial objectives.

• Inflammatory Bowel Disease: MultiStem therapy is being evaluated in a Phase 2 clinical study involving administration of MultiStem to patients suffering from UC, the most common form of IBD. This study is being concluded by our collaborative partner, Pfizer, and we released interim results in April 2014. Data collection for the study has run through 2014 to complete the secondary evaluations, and subsequent analysis, such as biomarker evaluation and one year safety assessment, are being completed by Pfizer in 2015. The interim results obtained from the trial showed that a single administration of MultiStem to a patient population with longstanding, chronic advanced disease failed to show a meaningful clinical effect at the eight-week evaluation period. Despite not showing a significant improvement compared to placebo in the primary efficacy endpoints, the MultiStem therapy demonstrated favorable safety and tolerability in the eight weeks following treatment. Furthermore, at four weeks, patients getting MultiStem treatment had a significantly higher proportion of rectal bleeding responders than placebo patients, suggesting the possibility of a transient effect from the single MultiStem dose. In the event that Pfizer does not move forward with the program, development and commercialization rights would revert to us.

In addition to the programs described above, we are also conducting or supporting clinical activity in other areas, such as solid organ transplant, which is an investigator initiated study being conducted at a leading transplant center in Europe. We are also engaged in the preparation stages for translational and clinical studies in other targeted areas.

In addition to our current and anticipated clinical development activities, we are engaged in preclinical development and evaluation of MultiStem therapy in other neurological, cardiovascular and inflammatory and immune disease areas, as well as certain other indications. We conduct such work both through our own internal research efforts and through a broad global network of collaborators.

We are routinely in discussions with third parties about collaborating in the development of MultiStem therapy for various programs and may enter into one or more business partnerships to advance these programs over time.

We also partnered with RTI on the development of products for certain orthopedic applications using our stem cell technologies in the bone graft substitutes market. We began recognizing royalty revenue from product sales in 2014 and may receive other payments upon the successful achievement of certain commercial milestones.

We are also engaged in the development of novel small molecule therapies to treat obesity and other conditions, such as schizophrenia. We may elect to enter into a partnership to advance the development of our 5HT2c agonist program, either for the treatment of obesity, schizophrenia, or both indications, as well as for certain programs involving MultiStem.

Financial

In February 2015, we entered into a collaboration with Chugai to develop and commercialize MultiStem for the treatment of ischemic stroke in Japan. Under the terms of the agreement, we received an up-front cash payment of $10 million and are entitled to receive a potential near-term payment of $7 million tied to the results of our ongoing Phase 2 clinical trial in ischemic stroke. We may also receive additional success-based development and regulatory milestones aggregating up to $38 million, as well as potential sales milestones of up to 17.5 billion yen (approximately $150 million based on the current exchange rate). We are also eligible for royalties on net sales, starting in the low double digits and increasing incrementally to the high teens depending on net sales levels. Additionally, we would receive payments for product supplied to Chugai.

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

We have in place an equity purchase agreement with Aspire Capital, which provides us the ability to sell shares to Aspire Capital from time-to-time, as appropriate. As of December 31, 2014, we can elect to sell to Aspire Capital up to an additional $23.5 million of shares of common stock under the agreement. During the quarter ended December 31, 2014, no shares were sold under the Aspire equity purchase agreement, and during the year ended December 31, 2014, we sold 250,000 shares to Aspire Capital at an average price of $3.78. Also, since January 1, 2015 through March 9, 2015, we sold shares for approximately $3.3 million, in aggregate, to Aspire Capital.

During the year ended December 31, 2014, we received proceeds of approximately $938,000 from the exercise of warrants, resulting in the issuance of 928,924 shares of common stock in the aggregate.

In 2015, we were awarded a grant from Innovate UK, which will support a Phase 2a clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. The grant is expected to provide up to approximately £2.0 million in support over the course of the study, which will be conducted at leading clinical sites in the UK in conjunction with Catapult, a not-for-profit center focused on the development of the UK cell therapy industry. We also received new grant awards in 2014 tied to process development and preclinical initiatives.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Revenues decreased to $1.6 million for the year ended December 31, 2014 from $2.4 million in 2013, reflecting a $0.3 million decrease in our Pfizer contract revenues and a $0.4 million decrease in milestone payments from Bristol-Myers Squibb, partially offset by an increase of $0.2 million in royalty payments from RTI. Absent any new collaborations, we expect our contract revenues to be comprised of revenues associated with our recent Chugai collaboration, royalty payments from RTI, potential commercial milestone payments from RTI, and potential milestone payments and royalties from Bristol-Myers Squibb. Grant revenue decreased $0.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to completed grants and the timing of grant-funded projects. Our grant revenues fluctuate from period-to-period based on new grant awards, completed grants and the timing of grant-related activities.

Research and Development Expenses. Research and development expenses increased to $23.4 million for the year ended December 31, 2014 from $20.5 million for the year ended December 31, 2013. The increase of $2.9 million related primarily to an increase in personnel costs of $0.9 million, an increase in research supplies of $0.6 million, an increase in clinical and preclinical development costs of $0.5 million, an increase in stock-based compensation of $0.5 million, an increase in legal and professional fees of $0.1 million, and an increase in other research and development costs of $0.3 million for the year ended December 31, 2014 from the comparable period in 2013. Personnel costs rose due to selective personnel additions and annual compensation increases. The increase in research supplies was due to an increase in internal process development activities. Our clinical and preclinical development costs primarily reflect costs associated with our MultiStem clinical trials and include contract research organization costs, clinical manufacturing costs, manufacturing process development costs and clinical consulting costs. The increase in our clinical and preclinical costs is primarily due to increased clinical study costs. Stock-based compensation increased primarily due to additional months of ratable expense from restricted stock units granted in June 2013, and the implementation of an annual equity incentive program in June 2013. The increase in legal fees resulted from increased patent expenses associated with patent prosecution, national filings, and interparty proceedings and related filings. Based on our planned clinical development and manufacturing process development activities, we expect our 2015 annual research and development expenses to be higher in 2015 as compared to 2014, reflecting increased clinical development costs, and such costs will vary over time based on clinical manufacturing campaigns and the timing and stage of clinical trials underway. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $6.9 million in 2014 from $6.1 million in 2013. The $0.8 million increase in 2014 compared to 2013 was due primarily to an increase of $0.6 million in stock-based compensation and an increase in personnel costs of $0.3 million. Stock-based compensation increased in 2014 compared to 2013 primarily due to additional months of ratable expense from restricted stock units granted in June 2013, and the implementation of an annual equity incentive program in June 2013. The increase in personnel costs related to the addition of personnel over the past twelve months and annual compensation increases. We expect our general and administrative expenses to continue at similar levels in 2015.

Depreciation. Depreciation expense increased to $0.4 million in 2014 from $0.3 million in 2013 due to depreciation on new capital purchases.

Income (Expense) from Change in Fair Value of Warrants. Income of $6.6 million and expense of $6.3 million was recognized during the years ended December 31, 2014 and 2013, respectively, for the market value change in our warrant liabilities. The fluctuation is related to the impact of new warrant issuances and changes in warrant value, primarily affected by our stock price and the remaining lives of the issued warrants.

Income Tax Benefit. The income tax benefit in 2014 represents refundable foreign tax credits.

Other Income (Expense), net. Other income (expense), net, for the years ended December 31, 2014 and 2013 remained relatively consistent and was comprised of interest income and expense, and foreign currency gains and losses.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. Revenues decreased to $2.4 million for the year ended December 31, 2013 from $8.7 million for 2012, reflecting a $4.0 million decrease in our Pfizer contract revenues and a $2.2 million decrease in our RTI contract revenues. Our 2012 contract revenues included the amortization of Pfizer payments, including a $6.0 million up-front license fee, research and development funding, and payments for manufacturing services over the estimated performance period that ended in June 2012. Grant revenue increased $0.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to completed grants being replaced with new, larger awards, as our grants are focused now on late-stage preclinical and early-stage clinical development programs.

Research and Development Expenses. Research and development expenses increased to $20.5 million for the year ended December 31, 2013 from $19.6 million for the year ended December 31, 2012. The increase of $0.9 million is primarily comprised of an increase in patent legal fees of $0.6 million, an increase in personnel costs of $0.5 million, an increase in stock-based compensation expense of $0.5 million, an increase in facility costs of $0.1 million, and an increase in research supplies of $0.1 million for the year ended December 31, 2013 from the comparable period in 2012. These increases were partially offset by a decrease in clinical and preclinical development costs of $0.6 million and a decrease in sponsored research costs of $0.3 million in 2013 compared to 2012. The increase in patent legal fees resulted from increased patent expenses associated with patent prosecution, national filings, and interparty proceedings and related filings. The increase in personnel costs related to the addition over the past twelve months of personnel supporting our preclinical and clinical programs, an annual merit increase in salaries, and increased performance bonus payments. The increase in stock-based compensation in 2013 compared to 2012 related primarily to restricted stock units granted to our named executive officers in 2013 in exchange for the termination of an old incentive agreement, which vest over a three-year period, and the issuance of stock options to our executives as part of the implementation of an annual equity incentive program. Our clinical and preclinical development costs primarily reflect costs associated with our MultiStem clinical trials and include contract research organization costs, clinical manufacturing costs, manufacturing process development costs and clinical consulting costs. The decrease in our clinical and preclinical costs in 2013 compared to 2012 relates primarily to fewer manufacturing campaigns and less contract research organization costs for our clinical studies, net of increased manufacturing process development costs. Sponsored research costs decreased due to fewer academic research institution costs being required under our grant-funded programs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $6.1 million in 2013 from $4.8 million in 2012. The $1.3 million increase in 2013 compared to 2012 was due primarily to an increase of $0.6 million in stock-based compensation, an increase in other general and administrative costs of $0.3 million related to outside services and recruiting costs, an increase in legal and professional fees of $0.3 million related primarily to SEC filings, and an increase in personnel costs of $0.2 million. The increase in stock-based compensation in 2013 compared to 2012 related primarily to restricted stock units granted to our named executive officers in 2013 in exchange for the termination of an old incentive arrangement, which vest over a three-year period, and the issuance of stock options to our executives as part of the implementation of an annual equity incentive program. The increase in outside services related to an increase in investor relations costs and advisory fees, as well as our being designated an accelerated filer in 2013, resulting in additional external costs associated with the required attestation of internal controls. The increase in legal and professional fees related primarily to required additional SEC filings and related activities, and corporate advisory services. The increase in personnel costs related to the addition of personnel over the past twelve months, an annual merit increase in salaries, and increased performance bonus payments.

Depreciation. Depreciation expense was $0.3 million in both 2013 and 2012.

Income (Expense) from Change in Fair Value of Warrants. Expense of $6.3 million and income of $2.4 million was recognized during the years ended 2013 and 2012, respectively, for the change in the valuation of our warrant liabilities.

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

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities. At December 31, 2014, we had $26.1 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We incurred losses since inception of operations in 1995 and had an accumulated deficit of $287 million at December 31, 2014. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets. During the years ended December 2014, 2013 and 2012, excluding issuances pursuant to our equity purchase arrangement with Aspire Capital described below, we completed registered direct, public and private equity offerings generating net proceeds of approximately $18.8 million, $18.4 million and $29.2 million, respectively.

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

In December 2013, we completed a registered direct offering generating net proceeds of approximately $18.4 million through the issuance of 10,000,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock with an exercise price of $2.50 per share and an expiration date of March 31, 2015. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.35 shares of common stock at an offering price of $2.00 per fixed combination. In January 2015, we amended all of the 2013 warrants to purchase 3,500,000 shares of common stock to increase the exercise price to $2.75 per share and extend the expiration date to May 31, 2015.

In November 2011, we entered into an equity purchase agreement with Aspire Capital, which provided that Aspire Capital was committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us and received 266,667 additional shares as compensation for its commitment. As of September 2013, we had sold all the remaining shares that were available under the 8,000,000 shares of common stock registered for resale under the equity facility, which was due to expire early in 2014. In October 2013, we terminated the expiring 2011 equity purchase agreement with Aspire Capital and entered into a new 2013 equity purchase agreement with Aspire Capital to purchase up to an aggregate of $25.0 million of shares of our common stock over a new two-year period. The terms of the 2013 equity facility are similar to the previous arrangement, and we issued 333,333 shares of our common stock to Aspire Capital as a commitment fee in October 2013 and filed a registration statement for the resale of 10,000,000 shares of common stock in connection with the new equity facility.

During the years ended December 31, 2014 and 2013, we sold 250,000 and 6,566,666 shares, respectively, to Aspire Capital at average prices of $3.78 and $1.70 per share, respectively. As of December 31, 2014, we received proceeds of approximately $14.4 million in aggregate under the Aspire equity purchase agreements since its inception in 2011. Also, since January 1, 2015 through March 9, 2015, we sold shares for approximately $3.3 million, in aggregate, to Aspire Capital.

Investors in certain of our equity offerings have received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 9.3 million shares remain outstanding at December 31, 2014 with a weighted average exercise price of $2.49 per share. The exercise of warrants could provide us with cash proceeds. During the year ended December 31, 2014, we received proceeds of approximately $938,000 from the exercise of warrants, resulting in the issuance of 928,924 shares of common stock in the aggregate. During the year ended December 31, 2013, we received proceeds of approximately $402,000 from the exercise of warrants, resulting in the issuance of 397,826 shares of common stock in the aggregate. No warrants were exercised in 2012 and 2011. Also, since January 1, 2015, we received proceeds of approximately $1.0 million from the exercise of 966,184 warrants.

In connection with our license agreement with Chugai, we received an up-front cash payment of $10 million and are entitled to receive a potential near-term payment of $7 million tied to the results of our ongoing Phase 2 clinical trial in ischemic stroke. We may also receive additional success-based development and regulatory milestones aggregating up to $38 million, as well as potential sales milestones of up to 17.5 billion yen (approximately $150 million based on the current exchange rate). We are also eligible for royalties on net sales, starting in the low double digits and increasing incrementally to the high teens depending on net sales levels. Additionally, we would receive payments for product supplied to Chugai.

Under the terms of our agreement with Pfizer, we are eligible to receive milestone payments of up to $105 million upon the successful achievement of certain development, regulatory and commercial milestones, though there can be no assurance that we will achieve any milestones. No significant milestone payments have been received as of December 31, 2014. Pfizer pays us for manufacturing product for clinical development and commercialization purposes. We may elect to co-develop with Pfizer, in which case, the parties would share development and commercialization expenses and profits (if any) on an agreed basis beginning at Phase 3 clinical development. Alternatively, we may elect to not co-develop with Pfizer, in which case Pfizer will pay us tiered single-digit royalties on worldwide commercial sales of MultiStem IBD products. Any royalties may be subject to certain reductions related to market exclusivity, patent claims and credits from sales milestone payments.

Under the terms of our RTI agreement, we are eligible to receive cash payments aggregating up to $35.5 million upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no milestone payments have been received as of December 31, 2014. In addition, we are entitled to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens, and we began receiving royalty payments in 2014.

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

In 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center, or GCIC, and the Cleveland Clinic Foundation in which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain preclinical work. Interest on the loan accrues at a fixed rate of 4.25% per annum and is added to the outstanding principal. The loan is forgivable based on the achievement of a certain milestone within three to four years. GCIC has agreed to the four-year term, with an expiration date of March 31, 2016. As of December 31, 2014, we had drawn $166,000 of this financing ($183,000 including accrued interest).

In 2015, we were awarded a grant from Innovate UK, which will support a Phase 2a clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. The grant is expected to provide up to approximately £2.0 million in support over the course of the study, which will be conducted at leading clinical sites in the UK in conjunction with Catapult, a not-for-profit center focused on the development of the UK cell therapy industry. We also received new grant awards in 2014 tied to process development and preclinical initiatives. In 2013, we were awarded a federal grant that is expected to provide up to $2.8 million in support of a Phase 2 clinical study evaluating the administration of MultiStem to patients who have suffered an AMI. In 2012, we were awarded grant funding aggregating $3.6 million to further advance our MultiStem programs and cell therapy platform, including further development of MultiStem for the treatment of TBI and further development of our cell therapy formulations and manufacturing capabilities, from federal, state and European organizations.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At December 31, 2014, we had available cash and cash equivalents of $26 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development opportunities, as well as grant-funding opportunities. Additionally, we are raising capital from time to time through the equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $25.8 million, $22.8 million and $17.7 million in 2014, 2013 and 2012, respectively, and represented the use of cash to fund operations, clinical trials, and preclinical and process development activities. We expect that net cash used in operating activities will be higher in total in 2015 compared to 2014 in connection with increased clinical development activities for our MultiStem product candidates and platform. Net cash used in operating activities has fluctuated significantly on a quarter-to-quarter basis over the past few years primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs, and manufacturing process development projects.

Net cash (used in) provided by investing activities was $(0.3) million, $(0.4) million and $3.9 million in 2014, 2013 and 2012, respectively. The fluctuations from period to period were due to the timing of purchases and maturity dates of investments and the purchase of equipment. Purchases of equipment were $297,000, $385,000 and $347,000 in 2014, 2013 and 2012, respectively. We expect that our capital equipment expenditures will continue at similar levels in 2015 compared to 2014.

Financing activities provided cash of $20.3 million in 2014 related to the January 2014 registered direct offering, the exercise of common stock warrants, and equity sales to Aspire Capital, net of treasury stock purchases. Financing activities provided cash of $29.6 million in 2013 related to the December 2013 registered direct offering, the exercise of common stock warrants, and equity sales to Aspire Capital. Financing activities provided cash of $30.5 million in 2012 related to the March 2012 private placement, the October 2012 public offering, and equity sales to Aspire Capital.

Our contractual payment obligations as of December 31, 2014 are as follows:

Payment due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases for facilities and equipment leases	$437,000	$370,000	$67,000	$—	$—
Note payable(1)	183,000	—	183,000	—	—

	$620,000	$370,000	$250,000

(1)	Consists of a loan pursuant to an arrangement with the GCIC and the Cleveland Clinic, which is forgivable upon the achievement of a certain milestone.

We lease office and laboratory space under operating leases. Our lease for our corporate offices and laboratories began in 2000 and currently expires in March 2016, and we have the option to renew annually through 2019. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we lease office and laboratory space for our Belgian subsidiary that currently expires in July 2015 and includes options to renew annually through July 2022, and the annual rent of approximately $220,000 is subject to adjustments based on an inflationary index. We also have an option for additional space in Belgium that expires in August 2015. Our total rent expense for all properties was $517,000 in 2014.

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

Revenues that we earned through December 31, 2014 have been recognized under our accounting policy prior to the adoption of ASU 2009-13, Multiple Deliverable Revenue Arrangement on January 1, 2011. The performance period for our multiple element arrangements has concluded.

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

We entered into collaboration agreements with Pfizer and RTI that contain multiple elements and deliverables. For a description of the collaboration agreement and the determination of contract revenues, see Note E to our audited consolidated financial statements. In 2015, we will review our license agreement with Chugai for potential multiple elements and deliverables under ASC 605-25.

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

We recognize revenue from royalties relating to the sale by a licensee of the licensed product. Royalty revenue is recognized on an accrual basis in accordance with the substance of the relevant agreement and based on the receipt from the licensee of the relevant information to enable calculation of the royalty due.

Collaborative Arrangements

Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes. Currently, our only collaboration accounted for on a net basis is our cost-sharing collaboration with Angiotech, which was terminated in 2011. In 2015, we will review our license agreement and collaboration with Chugai for potential accounting as a collaborative arrangement.

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

Pending Adoption of New Accounting Pronouncements

Refer to Note B to the consolidated financial statements for a discussion of recently issued accounting standards.

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

In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as human therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:

•	our ability to raise capital to fund our operations;

•	the timing and nature of results from our MultiStem clinical trials;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials of our product candidates;

•	uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem cell therapy for the prevention of GvHD and the treatment of stroke, AMI, IBD, ARDS and other disease indications;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect and defend our intellectual property and related business operations, including the successful prosecution of our patent applications and enforcement of our patent rights, and operate our business in an environment of rapid technology and intellectual property development;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreement;

•	the success of our efforts to enter into new strategic partnerships and advance our programs, including, without limitation, in the United States, Europe and Japan;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors; and

•	the risks mentioned elsewhere in this annual report on Form 10-K under Item 1A, “Risk Factors.”

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

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of December 31, 2014, we had no investments. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At December 31, 2014, we had no borrowings outstanding other than a forgivable note payable associated with local grant funding bearing fixed, forgivable interest of 4.25% per annum.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Athersys, Inc.

Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Athersys, Inc.

We have audited the accompanying consolidated balance sheets of Athersys, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Athersys, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Athersys, Inc.‘s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Athersys, Inc.

We have audited Athersys, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Athersys Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Athersys, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Athersys, Inc. and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 12, 2015

Athersys, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$26,127	$31,948
Accounts receivable	694	520
Prepaid expenses and other	427	387

Total current assets	27,248	32,855
Equipment, net	1,270	1,333
Deferred tax assets	200	—

Total assets	$28,718	$34,188

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,767	$2,243
Accrued compensation and related benefits	1,060	1,067
Accrued clinical trial costs	126	88
Accrued expenses	664	884
Deferred revenue	75	86

Total current liabilities	4,692	4,368
Note payable	183	176
Warrant liabilities	2,948	9,823
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 77,706,816 and 70,749,212 shares issued at December 31, 2014 and December 31, 2013, respectively, and 77,706,816 and 70,683,480 shares outstanding at December 31, 2014 and December 31, 2013, respectively	78	71
Additional paid-in capital	307,337	284,323
Treasury stock, at cost; 65,732 shares at December 31, 2013	—	(135)
Accumulated deficit	(286,520)	(264,438)

Total stockholders’ equity	20,895	19,821

Total liabilities and stockholders’ equity	$28,718	$34,188

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Contract revenue	$286	$755	$7,380
Grant revenue	1,337	1,683	1,328

Total revenues	1,623	2,438	8,708
Costs and expenses
Research and development (including stock compensation expense of $1,158, $639 and $150 in 2014, 2013 and 2012, respectively)	23,366	20,484	19,636
General and administrative (including stock compensation expense of $1,447, $884 and $331 in 2014, 2013 and 2012, respectively)	6,909	6,065	4,753
Depreciation	360	346	320

Total costs and expenses	30,635	26,895	24,709

Loss from operations	(29,012)	(24,457)	(16,001)
Income (expense) from change in fair value of warrants, net	6,591	(6,324)	2,404
Other income (expense), net	86	38	(1,138)

Loss before income taxes	(22,335)	(30,743)	(14,735)
Income tax benefit	253	—	—

Net loss	$(22,082)	$(30,743)	$(14,735)

Net loss per common share, basic	$(0.29)	$(0.53)	$(0.45)
Weighted average shares outstanding, basic	76,954,503	57,674,833	32,556,781

Net loss per common share, diluted	$(0.31)	$(0.53)	$(0.45)
Weighted average shares outstanding, diluted	78,541,447	57,674,833	32,556,781
Items included in other comprehensive loss:
Proportional share of comprehensive loss of equity method investment	—	—	(28)

Comprehensive loss	$(22,082)	$(30,743)	$(14,763)

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Stated Value	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2012	—	$—	24,487,260	$24	$226,206	$—	$28	$(218,960)	$7,298
Stock based compensation	—	—	—	—	481		—	—	481
Issuance of common stock and warrants, net of issuance costs	—	—	28,561,553	29	27,202		—	—	27,231
Issuance of common stock under equity compensation plans	—	—	9,819	—	—		—	—	—
Net loss	—	—	—	—	—		—	(14,735)	(14,735)
Other comprehensive income (loss) items	—	—	—	—	—		(28)	—	(28)

Balance at December 31, 2012	—	—	53,058,632	53	253,889	—	—	(233,695)	20,247
Stock based compensation	—	—	—	—	1,523	—	—	—	1,523
Issuance of common stock from warrant exercises	—	—	397,826	—	797	—	—	—	797
Issuance of common stock and warrants, net of issuance costs	—	—	16,899,999	17	28,113	137	—	—	28,267
Issuance of common stock under equity compensation plans	—	—	327,023	1	1	(272)	—	—	(270)
Net loss	—	—	—	—	—	—	—	(30,743)	(30,743)

Balance at December 31, 2013	—	—	70,683,480	71	284,323	(135)	—	(264,438)	19,821
Stock based compensation	—	—	—	—	2,605	—	—	—	2,605
Issuance of common stock from warrant exercises	—	—	928,924	1	868	69	—	—	938
Issuance of common stock and warrants, net of issuance costs	—	—	5,250,000	5	19,698	358	—	—	20,061
Issuance of common stock under equity compensation plans	—	—	844,412	1	(157)	(292)	—	—	(448)
Net loss	—	—	—	—	—	—	—	(22,082)	(22,082)

Balance at December 31, 2014	—	$—	77,706,816	$78	$307,337	$—	$—	$(286,520)	$20,895

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(22,082)	$(30,743)	$(14,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	360	346	320
Realized gain on investments and available-for-sale securities	—	—	(183)
Stock-based compensation	2,605	1,523	481
Issuance of common stock to former lenders	—	—	1,005
Change in fair value of warrant liabilities	(6,591)	6,324	(2,404)
Other	(193)	7	14
Changes in operating assets and liabilities:
Accounts receivable	(174)	(30)	199
Prepaid expenses and other assets	(40)	(101)	580
Accounts payable and accrued expenses	335	(196)	198
Deferred revenue	(11)	86	(3,140)

Net cash used in operating activities	(25,791)	(22,784)	(17,665)
Investing activities
Proceeds from maturities of available-for-sale securities	—	—	4,237
Purchases of equipment	(297)	(385)	(347)

Net cash (used in) provided by investing activities	(297)	(385)	3,890
Financing activities
Proceeds from issuance of common stock and warrants, net	19,621	29,454	30,357
Proceeds from exercise of warrants	938	402	—
Purchase of treasury stock	(292)	(272)	—
Proceeds from note payable	—	—	166

Net cash provided by financing activities	20,267	29,584	30,523

(Decrease) increase in cash and cash equivalents	(5,821)	6,415	16,748
Cash and cash equivalents at beginning of year	31,948	25,533	8,785

Cash and cash equivalents at end of year	$26,127	$31,948	$25,533

See accompanying notes.

Athersys, Inc.

Notes to Consolidated Financial Statements

A. Background

We are an international biotechnology company that is focused primarily in the field of regenerative medicine and operate in one business segment. Our operations consist primarily of research and product development activities.

B. Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and results of operations and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for using the equity method when we do not control the investee, but have the ability to exercise significant influence over the investee’s operations and financial policies. We liquidated an investment in an inactive joint venture in 2012 and recognized a gain of $183,000.

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

Revenues that we have earned through December 31, 2014 have been recognized under our accounting policy prior to the adoption of ASU 2009-13, Multiple-Deliverable Revenue Arrangements on January 1, 2011. The performance period for our multiple element arrangements have concluded..

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

We recognize revenue from royalties relating to the sale by a licensee of the licensed product. Royalty revenue is recognized on an accrual basis in accordance with the substance of the relevant agreement and based on the receipt from the licensee of the relevant information to enable calculation of the royalty due.

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

Collaborative Arrangements

Collaborative arrangements that involve cost or future profit sharing are reviewed to determine the nature of the arrangement and the nature of the collaborative parties’ businesses. The arrangements are also reviewed to determine if one party has sole or primary responsibility for an activity, or whether the parties have shared responsibility for the activity. If responsibility for an activity is shared and there is no principal party, then the related costs of that activity are recognized by us on a net basis in the statement of operations (e.g., total cost less reimbursement from collaborator). If we are deemed to be the principal party for an activity, then the costs and revenues associated with that activity are recognized on a gross basis in the statement of operations. The accounting may be susceptible to change if the nature of a collaborator’s business changes. Currently, we have no collaborations accounted for on a net basis.

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

Royalties

We may be required to make future royalty payments to certain parties based on product sales under license agreements. We did not pay any royalties during the three-year period ended December 31, 2014.

Investments in Available-for-Sale Securities

We determine the appropriate classification of investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investments typically consist of United States government obligations and corporate debt securities, which are classified as available-for-sale and are valued based on quoted prices in active markets for identical assets. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of applicable tax, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income.

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

Warrant Liabilities

We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Registered common stock warrants that could require cash settlement are accounted for as liabilities. We classify these warrant liabilities on the consolidated balance sheet as non-current liabilities. The warrant liabilities are revalued at fair value at each balance sheet date subsequent to the initial issuance. Changes in the fair market value of the warrants are reflected in the consolidated statement of operations as income (expense) from change in fair value of warrants.

Treasury Stock

Treasury stock is recorded at cost and any difference between the cost basis and the selling price of treasury stock is recognized as additional paid-in capital. Treasury stock is relieved on a first-in-first-out basis at actual cost. At December 31, 2014, we had no shares of common stock held in treasury, and at December 31, 2013, we had 65,732 shares of common stock held in treasury and available for reissuance.

Comprehensive Loss

The proportional share of comprehensive income and loss of our equity method investment, which was liquidated in 2012, is the only component of accumulated other comprehensive loss.

Concentration of Credit Risk

Our accounts receivable are generally comprised of amounts due from collaborators and granting authorities and are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2014, the majority of our accounts receivable are due from collaborators. We do not require collateral from these customers.

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

The following weighted-average input assumptions were used in determining the fair value of the Company’s stock options:

	December 31,
	2014	2013	2012
Volatility	104.0%	109.2%	117.3%
Risk-free interest rate	2.1%	1.5%	0.8%
Expected life of option	6.09 years	6.14 years	5.72 years
Expected dividend yield	0.0%	0.0%	0.0%

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

We had no liability for uncertain income tax positions as of December 31, 2014 and 2013. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization.

Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. For each reporting period, we evaluate the income from our warrant liabilities and consider whether it results in a potentially dilutive effect to net loss per share. For the year ended December 31, 2014, we had such a dilutive reconciliation related to our warrants with an exercise price of $1.01, which are included in the table below. Any such warrants are then omitted from the subsequent following table of instruments that were excluded from the calculation of diluted net loss per share. The table below reconciles the net loss and the number of shares used to calculate basic and diluted net loss per share for the years ended December 31, 2014, 2013 and 2012, in thousands.

	Year ended December 31,
	2014	2013	2012
Numerator:
Net loss attributable to common stockholders - basic	$(22,082)	$(30,743)	$(14,735)
Less: income from change in fair value of warrants	(2,141)	—	—

Net loss attributable to common stockholders used to calculate diluted net loss per share	$(24,223)	$(30,743)	$(14,735)

Denominator:
Weighted-average shares outstanding - basic	76,955	57,675	32,557
Potentially dilutive common shares outstanding:
Warrants	1,586	—	—

Weighted-average shares used to calculate diluted net loss per share	78,541	57,675	32,557

Basic – net loss per share	$(0.29)	$(0.53)	$(0.45)
Dilutive – net loss per share	$(0.31)	$(0.53)	$(0.45)

We have outstanding options, restricted stock units and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Year ended December 31,
	2014	2013	2012
Stock options	6,383,457	5,129,579	4,058,184
Restricted stock units	1,889,267	2,449,346	70,814
Warrants	6,310,000	8,909,027	5,806,853

	14,582,724	16,487,952	9,935,851

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are in the process of evaluating, but have not determined, the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term ‘substantial doubt’ and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. We are in the process of evaluating the impact the new guidance will have on our disclosures.

C. Equipment

	December 31,
Equipment consists of (in thousands):	2014	2013
Laboratory equipment	$6,162	$6,703
Office equipment and leasehold improvements	2,849	2,814

	9,011	9,517
Accumulated depreciation	(7,741)	(8,184)

	$1,270	$1,333

In 2014 and 2013, we disposed of approximately $0.8 million and $1.5 million, respectively, of obsolete laboratory equipment, office equipment and leasehold improvements, all of which was fully depreciated.

D. Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as follows: (in thousands):

		Fair Value Measurements at December 31, 2014 Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$2,948	$—	$—	$2,948

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$9,823	$—	$—	$9,823

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility for warrants issued after January 1, 2013, or for warrants issued prior to 2013, using the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization. The fair value of the warrants is determined using probability weighted-average assumptions, when appropriate. The following inputs were used at December 31, 2014:

	Warrants Issued January 2014		Warrants Issued December 2013		Warrants Issued March 2012		Warrants Issued February 2011
Expected volatility	81.2%		57.0%		67.0%		63.2%
Risk-free interest rate	0.67%		0.04%		0.67%		0.25%
Expected life	1.54	years	0.25	years	2.20	years	1.09	years
Fair value at December 31, 2014 (in thousands)	$293		$42		$2,507		$106

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Year ended December 31, 2014
Balance January 1, 2014	$9,823
Issuance of warrants January 2014	2,012
Settlements from exercise	(2,296)
Income for the period	(6,591)

Balance December 31, 2014	$2,948

Financing Arrangements

We lease office and laboratory space under operating leases. The lease for our corporate offices and laboratories began in 2000 and currently expires in March 2016, and we have the option to renew annually through 2019. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we lease office and laboratory space for our Belgian subsidiary, which currently expires in July 2015 and includes options to renew annually through July 2022, with annual rent of approximately $220,000, subject to adjustments based on an inflationary index. We also have an option for additional space in Belgium that expires in August 2015.

Aggregate rent expense was approximately $517,000, $491,000 and $415,000 in 2014, 2013 and 2012, respectively. The future annual minimum lease commitments at December 31, 2014 are approximately $370,000 for 2015 and $67,000 for 2016.

In 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center (“GCIC”) and the Cleveland Clinic Foundation pursuant to which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain remaining preclinical work using MultiStem to treat congestive heart failure and for preparing the program for an investigational new drug application with the United States Food and Drug Administration. Interest on the loan accrues at a fixed rate of 4.25% per annum, and is added to the outstanding principal. The principal and interest on the loan will be forgiven based on the achievement of a certain milestone, unrelated to the preclinical work, within three to four years. GCIC has agreed to the four-year term, with an expiration date of March 31, 2016. As of December 31, 2014 and 2013, we have drawn $166,000 of this financing ($183,000 including interest), which is reflected on the balance sheet as a non-current note. The fair value of our note payable at December 31, 2014 is not determinable due to lack of marketability of the note payable.

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

We paid no interest during the three years ended December 31, 2014.

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

Pfizer pays us for manufacturing product for clinical development and commercialization purposes, which is recognized in the period that the manufacturing services are performed. Pfizer has responsibility for development and regulatory activities, including decision-making regarding the advancement or cessation of further development under the collaboration. If the product is successfully developed, Pfizer would also have sole responsibility for commercialization. We may elect to co-develop with Pfizer, in which case, the parties would share development and commercialization expenses and profits, if any, on an agreed-upon basis beginning at Phase 3 clinical development. Alternatively, we may elect to not co-develop with Pfizer, in which case Pfizer will pay us tiered single-digit royalties on worldwide commercial sales of MultiStem IBD products. Any royalties may be subject to certain reductions related to market exclusivity, patent claims and credits from sales milestone payments. In the event that Pfizer does not move the program forward, the development and commercialization rights would revert to us.

RTI Surgical, Inc.

In 2010, we entered into an agreement with RTI Surgical, Inc. (“RTI”) to develop and commercialize biologic implants using our technology for certain orthopedic applications in the bone graft substitutes market on an exclusive basis. Under the terms of the agreement, we received a non-refundable license fee in installments and performed certain services that were concluded in 2012. We are eligible to receive cash payments upon the successful achievement of certain commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which each underlying triggering event occurs. No milestone revenue has been recognized to date. In addition, we are entitled to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens. Any royalties may be subject to a reduction if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product.

F. Capitalization and Warrant Liability

Capitalization

At both December 31, 2014 and 2013, we had 150.0 million shares of common stock and 10.0 million shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2014.

The following shares of common stock were reserved for future issuance:

	December 31
	2014	2013
Stock-based compensation plans	9,903,583	11,020,510
Warrants to purchase common stock — former lenders	—	149,026
Warrants to purchase common stock — 2011 offering	1,310,000	1,310,000
Warrants to purchase common stock — 2012 offering	3,021,077	3,950,001
Warrants to purchase common stock — 2013 offering	3,500,000	3,500,000
Warrants to purchase common stock — 2014 offering	1,500,000	—

	19,234,660	19,929,537

As of December 31, 2014, the terms of our outstanding warrants to purchase shares of common stock with a weighted average exercise price of $2.49 were as follows:

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

In December 2013, we completed a registered direct offering generating net proceeds of approximately $18.4 million through the issuance of 10,000,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock with an exercise price of $2.50 per share and an expiration date of March 31, 2015. When the 3,500,000 warrants were issued, 1,401,218 were not exercisable until June 3, 2014. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.35 shares of common stock at an offering price of $2.00 per fixed combination. In January 2015, we amended all of the December 2013 warrants to purchase 3,500,000 shares of common stock to increase the exercise price from $2.50 to $2.75 per share, and to extend the expiration date from March 31, 2015 to May 31, 2015.

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

In March 2012, we completed a private placement financing generating net proceeds of approximately $8.1 million through the issuance of 4,347,827 shares of common stock and five-year warrants to purchase 4,347,827 shares of common stock with an exercise price of $2.07 per share. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase one share of common stock at an offering price of $2.07 per fixed combination, and the warrants include price protection in the event we sell stock below the exercise price, as defined. As a result of the October 2012 public offering and in accordance with the terms of the warrants, we sought and obtained stockholder approval in February 2013 to reduce the exercise price of these warrants to $1.01 per share. Warrants to purchase 2,292,934 shares of common stock have been exercised to date, resulting in aggregate proceeds of $2.3 million.

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

Aspire Capital

In November 2011, we entered into an equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which provided that Aspire Capital was committed to purchase up to an aggregate of $20.0 million of shares of our common stock over a two-year term, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. As part of the agreement, Aspire Capital made an initial investment of $1.0 million in us and received 266,667 additional shares as compensation for its commitment. As of September 2013, we had sold all the remaining shares that were available under the 8,000,000 shares of common stock registered for resale under the equity facility, which was due to expire early in 2014. In October 2013, we terminated the expiring 2011 equity purchase agreement with Aspire Capital and entered into a new 2013 equity purchase agreement with Aspire Capital to purchase up to an aggregate of $25.0 million of shares of our common stock over a new two-year period. The terms of the 2013 equity facility are similar to the previous arrangement, and we issued 333,333 shares of our common stock Aspire Capital as a commitment fee in October 2013 and filed a registration statement for the resale of 10,000,000 shares of common stock in connection with the new equity facility.

During the years ended December 31, 2014 and 2013, we sold 250,000 and 6,566,666 shares, respectively, to Aspire Capital at average prices of $3.78 and $1.70 per share, respectively. As of December 31, 2014, we received proceeds of approximately $14.4 million in aggregate under the Aspire equity purchase agreements since their inception in 2011, and we can elect to sell to Aspire Capital up to an additional $23.5 million of shares of common stock under the current agreement. Since January 1, 2015 through March 9, 2015, we sold shares for approximately $3.3 million, in aggregate, to Aspire Capital.

Warrant Liabilities

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

G. Stock-Based Compensation

We have two incentive plans that authorized an aggregate of 11,500,000 shares of common stock for awards to employees, directors and consultants, which reflects an increase in shares authorized of 6,000,000 that was approved in 2013. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards to qualified employees, directors and consultants. As of December 31, 2014, a total of 1,596,417 shares of common stock have been issued under our equity incentive plans.

As of December 31, 2014, a total of 1,630,859 shares were available for issuance under our equity compensation plans and stock-based awards to purchase 8,272,724 shares of common stock were outstanding. We recognized $2,605,000, $1,523,000 and $481,000 of stock-based compensation expense in 2014, 2013 and 2012, respectively.

Stock Options

The weighted average fair value of options granted in 2014, 2013 and 2012 was $1.29, $1.42 and $1.21 per share, respectively. The total fair value of options vested during 2014, 2013 and 2012 was $940,000, $585,000 and $420,000, respectively. At December 31, 2014, total unrecognized estimated compensation cost related to unvested stock options was approximately $2,559,000, which is expected to be recognized by mid-2018 using the straight-line method. The weighted average contractual life of unvested options at December 31, 2014 was 9.07 years. The aggregate intrinsic value of fully vested option shares and option shares expected to vest as of December 31, 2014 was $30,000.

A summary of our stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2012	4,499,601	$4.63
Granted	290,150	1.44
Forfeited / Terminated / Expired	(731,567)	4.92

Outstanding December 31, 2012	4,058,184	4.36
Granted	1,336,928	1.71
Exercised	(1,312)	1.26
Forfeited / Expired	(264,221)	3.36

Outstanding December 31, 2013	5,129,579	3.72
Granted	1,420,800	1.68
Exercised	(103,481)	1.75
Forfeited / Expired	(63,441)	1.98

Outstanding December 31, 2014	6,383,457	$3.31

Vested during 2014	661,971	$1.75
Vested and exercisable at December 31, 2014	4,437,285	$4.03

	December 31, 2014
	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.13 – 2.94	3,221,457	8.34	$1.77	1,289,785	7.25	$1.93
$3.10 – 5.00	3,054,500	2.42	$4.87	3,040,000	2.39	$4.88
$5.28 – 7.80	107,500	4.98	$5.28	107,500	4.98	$5.28

	6,383,457			4,437,285

Restricted Stock Units

A summary of our restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding January 1, 2012	39,300	$2.69
Granted	56,716	1.43
Vested-common stock issued	(9,819)	2.69
Forfeited/expired	(15,383)	1.88

Outstanding December 31, 2012	70,814	1.86
Granted	2,851,964	1.71
Vested-common stock issued	(468,359)	1.72
Forfeited/expired	(5,073)	1.77

Outstanding December 31, 2013	2,449,346	1.71
Granted	460,112	1.65
Vested-common stock issued	(1,013,446)	1.71
Forfeited/expired	(6,745)	1.68

Outstanding December 31, 2014	1,889,267	$1.70

Vested/Issued cumulative at December 31, 2014	1,491,624	$1.72

The total fair value of restricted stock units vested during 2014, 2013 and 2012 was $1,734,000, $805,000 and $26,000, respectively. At December 31, 2014, total unrecognized estimated compensation cost related to unvested restricted stock units was approximately $2,991,000, which is expected to be recognized by mid-2018 using the straight-line method.

H. Income Taxes

At December 31, 2014, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $88,283,000 and $2,934,000, respectively. Such operating losses and tax credits may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2019 and 2035. We also had foreign net operating loss and foreign tax credit carryforwards of approximately $12,170,000 and $200,000, respectively. Such foreign operating losses do not expire and tax credits will expire between 2015 and 2019. We also had state and city net operating loss carryforwards aggregating approximately $35,994,000. Such operating losses may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2015 and 2035.

The utilization of net operating loss and tax credit carryforwards generated prior to October 2012 (“Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code as a result of our equity offering in October 2012. U.S. federal net operating loss carryforwards of $48,213,000, research and development tax credits of $2,723,000, and state and local net operating loss carryforwards of $29,218,000 generated in 2014 and 2013, as well as foreign net operating loss carryforwards of $12,170,000 and foreign tax credits of $200,000, are not subject to annual limitations. The Section 382 Limited Attributes may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2015 and 2031.

Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$34,657	$20,707
Research and development credit carryforwards	3,134	1,473
Compensation expense	3,177	3,353
Other	1,084	509

Total deferred tax assets	42,052	26,042
Valuation allowance for deferred tax assets	(41,852)	(26,042)

Net deferred tax assets	$200	$—

Because of our cumulative losses, substantially all of the deferred tax assets have been offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2014. In 2014, we recognized a refundable tax benefit related to research and development credits associated with our foreign subsidiary.

I. Profit Sharing Plan and 401(k) Plan

We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We make employer contributions to this plan, and the expense was approximately $284,000 in 2014, $97,000 in 2013, and $98,000 in 2012.

J. Subsequent Events

Chugai Collaboration

In February 2015, we entered into a collaboration with Chugai Pharmaceutical Co., Ltd (“Chugai”) to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan on an exclusive basis. Under the agreement, Chugai will be responsible for the development and commercialization of MultiStem for ischemic stroke in Japan, and we will have the primary responsibility for the manufacture of product for both clinical and commercial purposes. The parties will coordinate Japanese and global regulatory activities and clinical development plans for MultiStem treatment of ischemic stroke.

In accordance with the agreement, we received an up-front cash payment of $10 million and are entitled to receive a potential near-term payment of $7 million tied to the results of our ongoing Phase 2 clinical trial in ischemic stroke. We may also receive additional success-based development and regulatory milestones aggregating up to $38 million, as well as potential sales milestones of up to 17.5 billion yen (approximately $150 million based on the current exchange rate). We are also eligible for royalties on net sales, starting in the low double digits and increasing incrementally to the high teens depending on net sales levels. Additionally, we would receive payments for product supplied to Chugai.

Grant Award

In 2015, we were awarded a grant from Innovate UK in support of a Phase 2a clinical study evaluating the administration of MultiStem cell therapy to acute respiratory distress syndrome patients. The grant is expected to provide up to approximately £2.0 million (approximately $3.1 million based on the current exchange rate) in support over the course of the study, which will be conducted at leading clinical sites in the United Kingdom in conjunction with the Cell Therapy Catapult, a not-for-profit center focused on the development of the United Kingdom cell therapy industry.

K. Quarterly Financial Data (unaudited)

The following table presents quarterly data for the years ended December 31, 2014 and 2013, in thousands, except per share data:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$707	$388	$293	$235	$1,623
Net income (loss)	$(11,484)	$675	$(4,719)	$(6,554)	$(22,082)
Basic net income (loss) per common share	$(0.15)	$0.01	$(0.06)	$(0.08)	$(0.29)
Diluted net loss per common share	$(0.15)	$(0.04)	$(0.08)	$(0.08)	$(0.31)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$326	$571	$621	$920	$2,438
Net loss	$(9,388)	$(5,946)	$(5,614)	$(9,795)	$(30,743)
Basic and diluted net loss per common share	$(0.18)	$(0.11)	$(0.10)	$(0.15)	$(0.53)

Due to the effect of quarterly changes to outstanding shares of common stock and weightings, the annual loss per share will not necessarily equal the sum of the respective quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, these officers have concluded that as of December 31, 2014, our disclosure controls and procedures are effective.

Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the 2013 framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this annual report on Form 10-K and incorporated herein by reference.

Changes in internal control: During the fourth quarter of 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 27, 2015, the Board of Directors of the Company, upon the recommendation of the Compensation Committee of the Board of Directors of the Company, approved a cash bonus incentive plan (the “Plan”) for the year ended December 31, 2015 for the named executive officers of the Company. The Plan provides that each participant is eligible to earn a bonus during the award term of January 1, 2015 through December 31, 2015. The Plan provides for the following target bonus percentages of the named executive officer’s salary during the award term, weighted as set forth below on the achievement of specified corporate goals, with the remainder based on individual/functional performance. The corporate goals include advancing the Company’s clinical programs for MultiStem, executing against the established operating plan and capital acquisition objectives, and advancement of strategic partnership and program activities. There is no formally adopted plan document for the Plan.

Title	Target Bonus	Weighting on Corporate Goals
Chief Executive Officer	60%	100%
President & Chief Operating Officer	45%	80%
Executive Vice President & Chief Scientific Officer	45%	80%
Executive Vice President, Regenerative Medicine	40%	60%
Vice President of Finance	30%	60%

A summary of the plan is attached to this annual report on Form 10-K as Exhibit 10.50 and is hereby incorporated herein by reference thereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The persons listed below are the directors and executive officers of the Company as of March 12, 2015.

Name	Age	Current Position and Office
Gil Van Bokkelen, Ph.D.	54	Chief Executive Officer, Chairman and Director
William (B.J.) Lehmann, Jr., J.D.	49	President and Chief Operating Officer
John J. Harrington, Ph.D.	47	Chief Scientific Officer, Executive Vice President and Director
Robert Deans, Ph.D.	63	Executive Vice President of Regenerative Medicine
Laura K. Campbell, CPA	51	Vice President of Finance
Lee E. Babiss, Ph.D.	59	Director (Lead Director)
Ismail Kola, Ph.D.	58	Director
Lorin J. Randall	71	Director
Kenneth H. Traub	53	Director
Jack L. Wyszomierski	59	Director

Executive Officers and Directors

Gil Van Bokkelen, Ph.D. Dr. Van Bokkelen has served as our Chief Executive Officer and Chairman since August 2000. Dr. Van Bokkelen co-founded Athersys, Inc. in 1995 and served as Chief Executive Officer and Director since the Company’s founding. Prior to May 2006, he also served as the Company’s President. Dr. Van Bokkelen is also the Chairman of the Board of Governors for the National Center for Regenerative Medicine. He served as the Chairman of the Alliance for Regenerative Medicine from 2010 through 2012, a Washington D.C. based consortium of companies, patient advocacy groups, disease foundations, and clinical and research institutions that are committed to the advancement of the field of regenerative medicine, and served ex officio from 2013 to 2014. He has served on a number of other boards, including the Biotechnology Industry Organization’s ECS board of directors (from 2001 to 2004, and from 2008 to present). He received his Ph.D. in Genetics from Stanford University School of Medicine, his B.A. in Economics from the University of California at Berkeley, and his B.A. in Molecular Biology from the University of California at Berkeley.

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

John J. Harrington, Ph.D. Dr. Harrington co-founded Athersys in 1995 and has served as our Chief Scientific Officer, Executive Vice President and Director since our founding. Dr. Harrington led the development of the RAGE® technology, as well as its application for gene discovery, drug discovery and commercial protein production applications. He is a listed inventor on over 20 issued or pending United States patents, has authored numerous scientific publications, and has received numerous awards for his work, including being named one of the top international young scientists by MIT Technology Review in 2002. Dr. Harrington has overseen the therapeutic product development programs at Athersys since their inception, and is also focused on the clinical development and manufacturing of MultiStem®. During his career, he has also held positions at Amgen and Scripps Clinic. He received his B.A. in Biochemistry and Cell Biology from the University of California at San Diego and his Ph.D. in Cancer Biology from Stanford University.

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

Directors

Lee E. Babiss, Ph.D. Dr. Babiss has served as Lead Director since October 2013 and a Director since August 2010. Dr. Babiss is currently Chief Scientific Officer and Executive Vice President of Discovery Innovation of PPD, Inc., a contract research organization, where he has served since February 2010, and Chief Executive Officer of X-Rx, a majority-owned subsidiary of PPD, Inc., providing strategic direction and scientific leadership in support of drug discovery. Dr. Babiss was formerly President and Director of Global Pharmaceutical Research at Roche, a pharmaceutical company, from 1998 until his appointment at PPD, Inc. Prior to Roche, Dr. Babiss spent seven years with Glaxo, Inc., now GlaxoSmithKline, a pharmaceutical company, where he held senior positions, including Vice President of Biological Sciences and Genetics. Dr. Babiss received his doctorate in Microbiology from Columbia University and completed his postdoctoral fellowship at the Rockefeller University, where he served as an assistant and associate professor. Dr. Babiss has received numerous fellowship awards and grants and serves on several scientific advisory committees and boards. Dr. Babiss has published over 60 peer-reviewed scientific papers.

Dr. Babiss’ brings over 20 years of experience developing and leading research and development programs. His strategic leadership and product development knowledge provide a valuable perspective to the Board.

Ismail Kola, Ph.D. Dr. Kola has served as a Director since October 2010. Dr. Kola is currently Executive Vice President of UCB S.A. in Belgium, a biopharmaceutical company dedicated to the development of innovative medicines focused on the fields of central nervous system and immunology disorders, and President of UCB New Medicines, UCB’s discovery research through proof-of-concept organization, since November 2009. Dr. Kola was formerly Senior Vice President, Discovery Research and Early Clinical Research & Experimental Medicine at Schering-Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, a pharmaceutical company, and Chief Scientific Officer at Schering-Plough Corporation, from March 2007 until his appointment at UCB. Prior to Schering-Plough, Dr. Kola held senior positions from January 2003 to March 2007 at Merck, a pharmaceutical company, where he was Senior Vice President and Site Head, Basic Research. From 2000 to 2003, Dr. Kola was Vice President, Research, and Global Head, Genomics Science and Biotechnology, at Pharmacia Corporation, a pharmaceutical company. Prior to his position with Pharmacia, Dr. Kola spent 15 years as Professor of Human Molecular Genetics and was Director of the Centre for Functional Genomics and Human Disease at Monash Medical School in Australia. Dr. Kola received his Ph.D. in Medicine from the University of Cape Town, South Africa, his B.Sc. from the University of South Africa, and his B.Pharm. from Rhodes University, South Africa. Dr. Kola served on the board of directors of Astex Therapeutics (NASDAQ: ASTX) since May 2010 until its sale to Otsuka Pharmaceuticals in October 2013, and currently serves on the board of directors of Biotie Therapies (and previously Synosia who merged with Biotie) since February 2011, and previously served on the board of directors of Ondek Pty Ltd from 2009 to 2011, and Promega Corporation from 2003 to 2007. Dr. Kola has authored 160 technical publications in scientific and medical journals and is the named inventor on at least a dozen patents. Dr. Kola holds Adjunct Professorships of Medicine at Washington University in St. Louis, Missouri, and Monash University Medical School; a Foreign Adjunct Professorship at the Karolinska Institute in Stockholm, Sweden; and was elected William Pitt Fellow at Pembroke College, Cambridge University, UK in 2008. Dr. Kola has also been appointed a Visiting Professor at Oxford University, Nuffield School of Medicine, Oxford UK, since September 2012.

For more than 20 years, Dr. Kola has created a bridge between the scientific and academic worlds though various projects funded by renowned institutes, and Dr. Kola’s experience and leadership in taking numerous drugs from the research stage to market or late stage development brings a unique and valuable perspective to our Board.

Lorin J. Randall. Mr. Randall has served as a Director since September 2007. Mr. Randall is an independent financial consultant and previously was Senior Vice President and Chief Financial Officer of Eximias Pharmaceutical Corporation, a development-stage drug development company, from 2004 to 2006. From 2002 to 2004, Mr. Randall served as Senior Vice President and Chief Financial Officer of i-STAT Corporation, a publicly-traded manufacturer of medical diagnostic devices that was acquired by Abbott Laboratories in 2004. From 1995 to 2001, Mr. Randall was Vice President and Chief Financial Officer of CFM Technologies, Inc., a publicly-traded manufacturer of semiconductor manufacturing equipment. Mr. Randall currently serves on the boards of directors of Acorda Therapeutics, Inc. (NASDAQ: ACOR) since 2006, where he serves on the audit committee and is a member of the compliance and nominations and governance committees, and Nanosphere, Inc. (NASDAQ: NSPH) since 2008, where he serves as chairman of the audit committee. He previously served on the boards of directors of Tengion, Inc. (OTCQB: TNGN) from 2008 to 2014, where he served as chairman of the audit committee and a member of the compensation committee, and Opexa Therapeutics, Inc. (NASDAQ: OPXA) from 2007 to 2009, where he served as chair of the audit committee. Mr. Randall received a B.S. in accounting from The Pennsylvania State University and an M.B.A. from Northeastern University.

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

Kenneth H. Traub. Mr. Traub has served as our Director since June 2012. Mr. Traub is currently the President and Chief Executive Officer of Ethos Management LLC, which specializes in investing in and enabling companies to execute strategies to build and unlock stockholder value, since 2009. Mr. Traub is also currently a general partner of Rosemark Capital, a private equity firm since 2013. Mr. Traub served as President, Chief Executive Officer and director of American Bank Note Holographics, Inc., or ABNH, a global leader in product and document security, from 1999 until its sale in 2008 to JDS Uniphase Corporation, or JDSU, a provider of optical products and measurement solutions for the communications industry. Mr. Traub managed the turnaround, growth and sale of ABNH. Following the sale of ABNH, Mr. Traub served as Vice President of JDSU in 2008. In 1994, Mr. Traub co-founded Voxware, Inc., a pioneer in ‘Voice over IP’ communication technologies and acted as its Executive Vice President, Chief Financial Officer and director until 1998. Prior to Voxware, he was Vice President of Finance of Trans-Resources, Inc. Mr. Traub currently serves on the boards of directors of the following publicly traded companies: (i) MRV Communications, Inc. (OTC: MRVC) since November 2011 and as Chairman since January 2012, where he is a member of the audit committee, compensation committee and nominating and governance committee; (ii) DSP Group, Inc. (NASDAQ: DSPG) since May 2012, where he is a member of the compensation committee and chairman of the strategic committee; and (iii) Vitesse Semiconductor Corp. (NASDAQ: VTSS) since March 2013, where he is a member of the compensation committee. Mr. Traub also served on the board of Phoenix Technologies Ltd. (NASDAQ:PTEC) from November 2009 through its sale in December 2010, where he was a member of the audit committee and compensation committee, served on the board of MIPS Technologies, Inc. (NASDAQ: MIPS) from November 2011 through its sale in February 2013, where he was a member of the audit and governance committee, served on the board of iPass, Inc. (NASDAQ: IPAS) from June 2009 through June 2013, where he was a member of the compensation committee and the corporate governance and nominating committee and served on the board of Xyratex Limited (NASDAQ: XRTX) from June 2013 through its sale in March 2014, where he was a member of the audit committee. Mr. Traub received a M.B.A. from Harvard Business School in 1988 and a B.A. from Emory University in 1983.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Exchange Act that were furnished to the Company during or with respect to fiscal year 2014 by persons who were, at any time during fiscal year 2014, Directors or officers of the Company or beneficial owners of more than 10% of the outstanding shares of common stock, all filing requirements for reporting persons were met.

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

The following are the highlights of our 2014 compensation and benefit programs:

•	increased the base salaries of our named executive officers;

•	paid cash bonuses to our named executive officers; and

•	granted stock options and restricted stock unit awards to our named executive officers under our annual equity compensation program.

The following discussion and analysis of our compensation and benefit programs for 2014 should be read together with the compensation tables and related disclosures that follow this section. This discussion includes forward-looking statements based on our current plans, considerations, expectations and determinations about our compensation program. Actual compensation decisions that we may make for 2015 and beyond may differ materially from our recent past.

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

At the 2014 Annual Meeting of Stockholders, approximately 82% of the votes cast were voted in favor of the approval of our named executive officer compensation. Our Compensation Committee believes that the stockholder vote reinforces the objectives and philosophy of our executive compensation programs.

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

Role of the Chief Executive Officer

Historically, our Chief Executive Officer has taken the lead in providing our Board of Directors with advice regarding executive compensation. For 2014, the Compensation Committee considered recommendations from our Chief Executive Officer regarding the compensation for and performance of our executive officers in relation to company-specific strategic goals that were established by the Compensation Committee and approved by the Board of Directors. These achievements related to potential bonus payments and salary increases. The Compensation Committee considers the recommendations made by our Chief Executive Officer because of his knowledge of the business and the performance of the other executive officers. The Compensation Committee is not bound by the input it receives from our Chief Executive Officer. Instead, the Compensation Committee exercises independent discretion when making executive compensation decisions. We describe and discuss the particular compensation decisions made by the Compensation Committee regarding the 2014 compensation of our named executive officers below under “Elements of Executive Compensation.”

Role of the Independent Compensation Consultant

From time to time, the Compensation Committee has retained the services of an independent compensation consultant, Arnosti Consulting, Inc., or Arnosti. During 2014, at the request of the Compensation Committee, Arnosti assisted the Compensation Committee in evaluating the base salaries to be paid to named executive officers and the annual equity awards to be granted companywide. The Company pays the cost for Arnosti’s services. However, the Compensation Committee retains the sole authority to direct, terminate or engage Arnosti’s services. In 2014, the Compensation Committee considered and assessed all relevant factors, including but not limited to, those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that could give rise to a potential conflict of interest with respect to Arnosti’s work. Based on this review, we are not aware of any conflict of interest that has been raised by the work performed by Arnosti.

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

In general, the Company and the executive team performed well in 2014 against many key goals and objectives, as measured against the metrics of key programmatic achievements (e.g., clinical, preclinical and core capability development), business development objectives, operational and financial performance (e.g., budgetary goals, capital acquisition and management), and intellectual property (e.g., patent issuances and new filings, competitive positioning), among others. Each executive’s performance was evaluated based on the Company’s performance as a whole, combined with an evaluation of individual performance against specific goals and objectives relevant to his or her area of responsibility. Overall, nearly half of corporate goals were achieved in 2014, taking into account that a business partnership was not achieved, which was, and continues to be, an important goal.

For 2014, the Compensation Committee and the Board of Directors approved an increase in base salary of 2.00% for 2014 as compared to 2013 for the Chief Executive Officer, an adjustment based on both performance and comparative market data provided to the Compensation Committee by Arnosti. Also for 2014, the Compensation Committee and the Board of Directors approved increases for each of the other named executive officer’s salary for 2014 as compared to 2013 based primarily on Company performance for the year ended December 31, 2013. The increases were as follows: Mr. Lehmann – 2.05%; Dr. Harrington – 2.06%; Dr. Deans – 2.04%; and Ms. Campbell – 2.07%.

For 2015, the Compensation Committee and the Board of Directors approved an increase in base salary of 1.75% for 2015 as compared to 2014 for the Chief Executive Officer, an adjustment based on both performance and comparative market data provided to the Compensation Committee by Arnosti. Also for 2015, the Compensation Committee and the Board of Directors approved increases for each of the other named executive officer’s salary for 2015 as compared to 2014 based primarily on Company performance for the year ended December 31, 2014. The increases are as follows: Mr. Lehmann – 1.83%; Dr. Harrington – 1.84%; Dr. Deans – 1.66%; and Ms. Campbell – 1.81%.

Cash Bonuses. Given the nature of our business, when appropriate, we reward our named executive officers with performance-related bonuses. We utilize annual incentive bonuses to reward officers and other employees for achieving corporate objectives and for individual annual performance objectives. These objectives relate generally to strategic factors, including advancement of our product candidates, identification and advancement of additional programs or product candidates, establishment and maintenance of key strategic relationships, and to financial factors, including raising capital, adherence to budgets and cash management.

The Compensation Committee recommended and the Board approved a cash bonus incentive program for the year ended December 31, 2014 for our named executive officers. Under the 2014 incentive program, each participant was eligible to earn a target bonus of a specified percentage of the named executive officer’s salary during the award term, weighted on the achievement of specific corporate goals, with the remainder based on individual/functional performance, as set forth below:

		Weighted On
	Target Bonus	Corporate Goals	Functional Performance
Dr. Van Bokkelen	60%	100%	0%
Dr. Harrington	45%	80%	20%
Mr. Lehmann	45%	80%	20%
Dr. Deans	40%	60%	40%
Ms. Campbell	30%	60%	40%

The evaluation of goal achievement is at the discretion of Compensation Committee and Board of Directors based on input from the Chief Executive Officer (with respect to the named executive officers other than the Chief Executive Officer). The 2014 corporate goals included program and collaboration goals, including new business development, progress on MultiStem clinical development and cash management objectives. However, any bonus ultimately paid under our annual incentive program is at the discretion of the Board of Directors based on the recommendation of the Compensation Committee, after good faith consideration of executive officer performance, overall company performance, market conditions and cash availability. We do not have a formally adopted plan document for the 2014 incentive program, although the Compensation Committee recommended and the Board of Directors approved the specific corporate goals, target bonus levels and weightings between corporate and functional performance. The Compensation Committee and the Board of Directors agreed that each of the named executive officers would be entitled to a bonus under the 2014 incentive program as a result of individual performance and the achievement of operational and strategic objectives in 2014, specifically the achievement of patient enrollment and regulatory approval goals for the Company’s clinical studies, capital management and the receipt of new grant funding, and other core program development and sector leadership goals, resulting in the payment of bonuses based on a percentage of such officers’ 2014 base salaries as follows:

	Bonus Achieved	Cash Bonus Paid
Dr. Van Bokkelen	28.5%	$133,000
Dr. Harrington	21.6%	$82,000
Mr. Lehmann	21.6%	$82,500
Dr. Deans	16.8%	$55,000
Ms. Campbell	14.6%	$36,000

For the year ending December 31, 2015, the Compensation Committee recommended and the Board of Directors approved a similar cash bonus incentive plan for our named executive officers, with no changes to the target bonus percentage for our named executive officers from 2014.

The 2015 corporate goals include strategic partnership objectives, advancing and achieving clinical development and related support activities for MultiStem, program advancement objectives, and executing against the established operating plan and capital acquisition objectives.

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

Our equity compensation plans authorize us to grant, among other types of awards, options, restricted stock and restricted stock units, or RSUs, to our employees, Directors and consultants. Historically, we elected to use stock options as our primary long-term equity incentive vehicle. However, we began awarding RSUs to our non-executive employees in 2011 and to our named executive officers in 2013. We expect to continue to use equity-based awards as a long-term incentive vehicle because we believe:

•	equity-based awards align the interests of our executives with those of our stockholders, support a pay-for-performance culture, foster an employee stock ownership culture and focus the management team on increasing value for our stockholders;

•	equity-based awards have the potential to increase in value based on our performance and the growth of our stock price;

•	equity-based awards help to provide a balance to the overall executive compensation program because, while base salary and our discretionary annual bonus program focus on short-term performance, vesting equity-based awards reward increases in stockholder value over the longer term; and

•	the vesting period of equity-based awards encourages executive retention and efforts to preserve stockholder value.

In 2014, we granted 657,664 stock options and 292,352 RSUs to our named executive officers, as well as stock options and RSUs to our other employees. We revised our long-term equity incentive program for our named executive officers in 2013 in connection with the termination of an outdated incentive program and the initiation of an ordinary-course annual equity award program.

Annual equity awards are tied to factors such as performance, peer and market analysis, and total equity ownership level of each named executive officer, and further enhance the retention and long-term stock ownership features of our equity incentive program. In determining the number of stock-based awards to be granted to named executive officers, we review annually our named executive officers’ equity ownership positions, and we take into account the individual’s scope of responsibility, ability to affect results and stockholder value, anticipated future contributions to increases in shareholder value, and the value of equity-based awards in relation to other elements of the individual named executive officer’s total compensation. We also review competitive compensation data, an assessment of individual performance, a review of each named executive officer’s existing long-term incentives, retention considerations and a subjective determination of the individual’s potential to positively impact future stockholder value. Equity-based awards are granted from time to time by the Compensation Committee and the Board of Directors, with input from independent compensation consultants, as appropriate. The following stock option and RSU awards were granted to our named executive officers in June 2014 as part of our program for annual equity-based awards, which vest quarterly over a four-year period:

	Stock Options	Restricted Stock Units
Dr. Van Bokkelen	207,680	92,320
Dr. Harrington	121,152	53,856
Mr. Lehmann	121,152	53,856
Dr. Deans	103,840	46,160
Ms. Campbell	103,840	46,160

Retirement and Insurance Benefits. Consistent with our compensation philosophy, we maintain benefits for our named executive officers, including medical, dental, vision, life and disability insurance coverage and the ability to contribute to a 401(k) retirement plan. The named executive officers and employees have the ability to participate in these benefits at the same levels. We make employer contributions to our 401(k) retirement plan and contributed approximately $285,000 in 2014. We provide such retirement and health insurance benefits to our employees to retain qualified personnel.

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

Employment Agreements and Arrangements

We believe that entering into employment agreements with each of our named executive officers was necessary for us to attract and retain talented and experienced individuals for our senior level positions. In this way, the employment agreements help us meet the initial objective of our compensation program. Each agreement contains terms and arrangements that we agreed to through arms-length negotiation with our named executive officers. We view these employment agreements as reflecting the minimum level of compensation that our named executive officers require to remain employed with us, and thus the bedrock of our compensation program for our named executive officers. For more details of our employment agreements and arrangements, see the disclosure under “2014 Summary Compensation Table.”

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

2014 Summary Compensation Table

The following table and narrative set forth certain information with respect to the compensation earned during the fiscal year ended December 31, 2014 by our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus (1)($)		Stock Awards (2, 3)($)		Option Awards (4)($)		All Other Compensation ($)		Total (5)
Gil Van Bokkelen, Chief Executive Officer (6)	2014 2013 2012	$ $ $	466,815 450,000 430,000	$ $ $	133,000 118,800 107,500	$ $ $	152,328 1,188,518 0	$ $ $	286,598 264,550 0	$ $ $	22,273 12,620 12,620	$ $ $	1,061,014 2,034,488 550,120
Laura Campbell, Vice President of Finance	2014 2013 2012	$ $ $	247,265 239,300 231,562	$ $ $	36,000 42,000 40,500	$ $ $	76,164 632,028 0	$ $ $	143,299 85,800 0	$ $ $	13,109 5,109 5,109	$ $ $	515,837 1,004,237 277,171
William (BJ) Lehmann, Jr., President and Chief Operating Officer	2014 2013 2012	$ $ $	382,015 371,400 358,849	$ $ $	82,500 84,000 77,000	$ $ $	88,862 980,924 0	$ $ $	167,190 164,450 0	$ $ $	11,163 4,673 4,673	$ $ $	731,730 1,605,447 440,522
John Harrington, Chief Scientific Officer and Executive Vice President (6)	2014 2013 2012	$ $ $	380,015 369,400 357,116	$ $ $	82,000 83,500 77,800	$ $ $	88,862 975,642 0	$ $ $	167,190 143,000 0	$ $ $	10,523 4,355 4,355	$ $ $	728,590 1,575,897 439,271
Robert Deans, Executive Vice President, Regenerative Medicine	2014 2013 2012	$ $ $	326,570 318,000 307,500	$ $ $	55,000 65,000 62,300	$ $ $	76,164 839,887 0	$ $ $	143,299 114,400 0	$ $ $	10,420 5,620 5,620	$ $ $	611,453 1,342,907 375,420

(1)	The target bonuses as a percentage of salary were increased in 2014.
(2)	Amounts do not reflect cash compensation actually received by our named executive officers. The amounts for annual stock awards that began in 2014 for our named executive officers represent the grant date full value of restricted stock units that vest over a four-year period. The fair value of restricted stock unit awards is calculated in accordance with Accounting Standards Codification 718 (“ASC 718”), excluding the impact of potential forfeitures. Assumptions used in the calculation of these amounts are included in the Notes to the audited consolidated financial statements included herein for the fiscal year ended December 31, 2014.
(3)	In 2005, in connection with a restructuring of internal programs and to retain and motivate executives, Athersys entered into incentive agreements that provided the executives financial participation in the event of certain merger or acquisition or asset sale transactions. The agreements were established prior to our common stock being publicly traded, had precluded the granting of routine equity awards to officers, and had become outdated. In 2013, the Board approved arrangements whereby the officers agreed to terminate their incentive agreements in return for one-time grants of RSUs for their past service and performance and the ability to receive routine annual grants of equity-based awards, to better align management incentives with corporate objectives. The amounts for these 2013 stock awards represent the grant date full value of the RSUs that vest over a three-year period. The fair value of RSUs is calculated in accordance with ASC 718, excluding the impact of potential forfeitures. Assumptions used in the calculation of these amounts are included in the Notes to the audited consolidated financial statements included herein for the fiscal year ended December 31, 2014.
(4)	Amounts do not reflect cash compensation actually received by our named executive officers. The amounts for option awards reflect the full grant date fair value of the equity awards made during the fiscal years ended December 31, 2014 and 2013 in accordance with ASC 718, excluding the impact of potential forfeitures. Assumptions used in the calculation of these amounts are included in the Notes to the audited consolidated financial statements included herein for the fiscal year ended December 31, 2014.
(5)	Total column includes salary, bonus and non-cash compensation related to stock-based awards. For example, Dr. Van Bokkelen salary was $450,000 in 2013, but the $2,034,488 total includes non-cash compensation related to a stock-based award that was received in 2013 tied to the termination of an incentive agreement. See Note 3 above.
(6)	Drs. Van Bokkelen and Harrington also served as our Directors for 2014, 2013 and 2012 but did not receive any compensation as our Directors.

Grants of Plan-Based Awards for 2014

The following table sets forth plan-based equity awards granted to our named executive officers during 2014 under our equity compensation plans.

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Gil Van Bokkelen	June 17, 2014	(1)	92,320			$152,328
	June 17, 2014	(2)		207,680	$1.65	$286,598
Laura Campbell	June 17, 2014	(1)	46,160			$76,164
	June 17, 2014	(2)		103,840	$1.65	$143,299
William (BJ) Lehmann, Jr.	June 17, 2014	(1)	53,856			$88,862
	June 17, 2014	(2)		121,152	$1.65	$167,190
John Harrington	June 17, 2014	(1)	53,856			$88,862
	June 17, 2014	(2)		121,152	$1.65	$167,190
Robert Deans	June 17, 2014	(1)	46,160			$76,164
	June 17, 2014	(2)		103,840	$1.65	$143,299

(1)	RSUs granted under our Long-Term Incentive Plan.
(2)	Options granted under our Long-Term Incentive Plan.
(3)	The amounts in this column represent the grant date fair value of the options calculated in accordance with ASC 718, excluding the impact of potential forfeitures.

Employment Agreements and Arrangements

Dr. Gil Van Bokkelen. On December 1, 1998, we entered into a one-year employment agreement, effective April 1, 1998, with Dr. Gil Van Bokkelen, to serve initially as President and Chief Executive Officer. The agreement automatically renews for subsequent one-year terms on April 1 of each year unless either party gives notice of termination at least thirty days before the end of any term. Under the terms of the agreement, Dr. Van Bokkelen was entitled to an initial base salary of $150,000, which may be increased at the discretion of the Board of Directors, and an annual discretionary incentive bonus of up to 33% of his base salary. His salary for 2015 is $475,000 and his target annual incentive bonus is 60% of his base salary. Dr. Van Bokkelen also received options to purchase shares of common stock upon his employment that were terminated in 2007, and his current stock options are described in the table below. Dr. Van Bokkelen is also entitled to life insurance coverage for the benefit of his family in the amount of at least $1.0 million (which is $2.0 million for 2015) and an automobile for business use (which was eliminated in 2014). For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.” Dr. Van Bokkelen has also entered into a non-competition and confidentiality agreement with us under which, during his employment and for a period of 18 months thereafter, he is restricted from, among other things, competing with us.

Dr. John J. Harrington. On December 1, 1998, we entered into a one-year employment agreement, effective April 1, 1998, with Dr. John J. Harrington to serve initially as Executive Vice President and Chief Scientific Officer. The agreement automatically renews for subsequent one-year terms on April 1 of each year unless either party gives notice of termination at least thirty days before the end of any term. Under the terms of the agreement, Dr. Harrington was entitled to an initial base salary of $150,000, which may be increased at the discretion of the Board of Directors, and an annual discretionary incentive bonus of up to 33% of his base salary. His salary for 2015 is $387,000 and his target annual incentive bonus is 45% of his base salary. Dr. Harrington also received options to purchase shares of common stock upon his employment that were terminated in 2007, and his current stock options are described in the table below. Dr. Harrington is also entitled to life insurance coverage for the benefit of his family in the amount of at least $1.0 million (which is $2.0 million for 2015). For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.” Dr. Harrington has also entered into a non-competition and confidentiality agreement with us under which, during his employment and for a period of 18 months thereafter, he is restricted from, among other things, competing with us.

Laura K. Campbell. On May 22, 1998, we entered into a two-year employment agreement with Laura K. Campbell to serve initially as Controller. The agreement automatically renews for subsequent one-year terms on May 22 of each year unless either party gives notice of termination at least thirty days before the end of any term. Under the terms of the agreement, Ms. Campbell was entitled to an initial base salary of $70,200, which may be increased at the discretion of the Board of Directors. Her salary for 2015 is $251,750 and her target annual incentive bonus is 30% of her base salary. Ms. Campbell also received options to purchase shares of common stock upon her employment that were terminated in 2007, and her current stock options are described in the table below. For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.”

William (B.J.) Lehmann, Jr. On January 1, 2004, we entered into a four-year employment agreement with Mr. Lehmann to serve initially as Executive Vice President of Corporate Development and Finance. The agreement automatically renews for subsequent one-year terms on January 1 of each year unless either party gives notice of termination at least thirty days before the end of any term. The agreement was amended in 2013 to modify the duration of his severance arrangement, with no change to the events triggering such severance. Under the terms of the agreement, Mr. Lehmann was entitled to an initial base salary of $250,000, which may be increased at the discretion of the Board of Directors. His salary for 2015 is $389,000 and his target annual incentive bonus is 45% of his base salary. Mr. Lehmann also received options to purchase shares of common stock upon his employment that were terminated in 2007, and his current stock options are described in the table below. For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.” Mr. Lehmann has also entered into a non-competition and confidentiality agreement with us under which, during his employment and for a period of twelve months thereafter, he is restricted from, among other things, competing with us.

Dr. Robert Deans. On October 3, 2003, we entered into a four-year employment agreement with Dr. Robert Deans to serve initially as Vice President of Regenerative Medicine. The agreement automatically renews for subsequent one-year terms on October 3 of each year unless either party gives notice of termination at least thirty days before the end of any term. Under the terms of the agreement, Dr. Deans was entitled to an initial base salary of $200,000, which may be increased at the discretion of the Board of Directors, and an annual discretionary incentive bonus of up to 30% of his base salary. His salary for 2015 is $332,000 and his target annual incentive bonus is 40% of his base salary. Dr. Deans also received options to purchase shares of common stock upon his employment that were terminated in 2007, and his current stock options are described in the table below. For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.” Dr. Deans has also entered into a non-competition and confidentiality agreement with us under which, during his employment and for a period of six months thereafter, he is restricted from, among other things, competing with us.

Equity Compensation Plans

In June 2007, we adopted two equity compensation plans, which authorize the Board of Directors, or a committee thereof, to provide equity-based compensation in the form of stock options, restricted stock, RSUs and other stock-based awards, which are used to attract and retain qualified employees, Directors and consultants. Equity awards are granted from time to time under the guidance and approval of the Compensation Committee. Total awards under these plans, as amended, are currently limited to 11,500,000 shares of common stock, of which 1,630,859 shares remain available for issuance at December 31, 2014.

401(k) Plan

We have a tax-qualified employee savings and retirement plan, also known as a 401(k) plan that covers all of our employees. Under our 401(k) plan, eligible employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $17,500 in 2014, and have the amount of the reduction contributed to the 401(k) plan. The trustees of the 401(k) plan, at the direction of each participant, invest the assets of the 401(k) plan in designated investment options. We may make matching or profit-sharing contributions to the 401(k) plan in amounts to be determined by the Board of Directors. We made matching contributions to the 401(k) plan during fiscal 2014 at a maximum rate of 100% of the first $3,000 of participant contributions, plus 40% of participant contributions in excess of $3,000 per participant, which amounted to approximately $284,000 in 2014. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code, so that contributions to the 401(k) plan and income earned on the 401(k) plan contributions are not taxable until withdrawn, and so that any contributions we make will be deductible when made.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth outstanding options held by our named executive officers at December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Gil Van Bokkelen	25,960	181,720	$1.65	June 17, 2024	(1)	—		—
	69,375	115,625	$1.71	June 18, 2023	(1)	—		—
	25,000	0	$5.28	December 23, 2019	(2)	—		—
	712,500	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		347,520	(4)	$549,082	(5)
	—	—	—	—		80,780	(6)	$127,632	(5)
Laura Campbell	12,980	90,860	$1.65	June 17, 2024	(1)	—		—
	22,500	37,500	$1.71	June 18, 2023	(1)	—		—
	17,500	0	$5.28	December 23, 2019	(2)	—		—
	200,000	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		184,801	(4)	$291,986	(5)
	—	—	—	—		40,390	(6)	$63,816	(5)
William (BJ) Lehmann	15,144	106,008	$1.65	June 17, 2024	(1)	—		—
	43,125	71,875	$1.71	June 18, 2023	(1)	—		—
	22,500	0	$5.28	December 23, 2019	(2)	—		—
	400,000	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		286,818	(4)	$453,172	(5)
	—	—	—	—		47,124	(6)	$74,456	(5)
John Harrington	15,144	106,008	$1.65	June 17, 2024	(1)	—		—
	37,500	62,500	$1.71	June 18, 2023	(1)	—		—
	22,500	0	$5.28	December 23, 2019	(2)	—		—
	700,000	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		285,275	(4)	$450,735	(5)
	—	—	—	—		47,124	(6)	$74,456	(5)
Robert Deans	12,980	90,860	$1.65	June 17, 2024	(1)	—		—
	30,000	50,000	$1.71	June 18, 2023	(1)	—		—
	20,000	0	$5.28	December 23, 2019	(2)	—		—
	240,000	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		245,580	(4)	$388,016	(5)
	—	—	—	—		40,390	(6)	$63,816	(5)

(1)	Options vest ratably over four years on a quarterly basis.
(2)	Options were granted on December 23, 2009 and vested ratably over one year on a quarterly basis, and thus were fully exercisable on December 24, 2010.
(3)	Options were granted on June 8, 2007 and vested at a rate of 40% on the grant date and vested 20% in each of the three years thereafter (on a quarterly basis), and thus were fully exercisable on June 8, 2010.
(4)	In 2005, in connection with a restructuring of internal programs and to retain and motivate executives, Athersys entered into incentive agreements that provided the executives financial participation in the event of certain merger or acquisition or asset sale transactions. The agreements were established prior to our common stock being publicly traded, had precluded the granting of routine equity awards to officers, and had become outdated. In 2013, the Board approved arrangements whereby the officers agreed to terminate their incentive agreements in return for one-time grants of RSUs for their past service and performance and the ability to receive routine annual grants of equity-based awards, to better align management incentives with corporate objectives. These RSUs vest over three years on a quarterly basis.

(5)	Value is based on the closing price of our common stock of $1.58 on December 31, 2014, as reported on The Nasdaq Capital Market.
(6)	The stock awards reflected in this column consist of RSUs granted on June 17, 2014, which vest over four years on a quarterly basis.

2014 Options Exercised and Stock Vested

None of our named executive officers exercised any stock options during 2014. The following table provides information on all stock awards vested and the value realized upon vesting, by the named executive officers during fiscal 2014:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Gil Van Bokkelen	243,220	$482,359
Laura Campbell	128,974	$256,036
William (BJ) Lehmann	197,946	$394,493
John Harrington	196,916	$392,414
Robert Deans	169,490	$337,777

(1)	The value realized upon vesting is the product of multiplying the number of shares of common stock by the market value of the underlying shares on the vesting date.

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

The agreements define “cause” to mean willful and continuous neglect of such executive officer’s duties or responsibilities or willful misconduct by the executive officer that is materially and manifestly injurious to Athersys. “Good reason” includes, among other things, demotion, salary reduction, relocation, failure to provide an executive officer with adequate and appropriate facilities and termination by the executive officer within 90 days of a change in control. A “change in control” occurs when (1) a person or group of persons purchases 50% or more of our consolidated assets or a majority of our voting shares, or (2) if, following a public offering, the directors of Athersys immediately following the offering no longer constitute a majority of the Board of Directors. Upon a change in control, or if the named executive officer should die or become permanently disabled, all unvested stock options become immediately vested and exercisable. As of December 31, 2014, each of the named executive officers held unvested stock options and RSUs, as reflected in the Outstanding Equity Awards at 2014 Fiscal Year-End table above.

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

The table below reflects the amount of compensation payable to each named executive officer in the event of termination of such executive’s employment, pursuant to such executive’s employment agreement. The amounts shown assume that such termination was effective as of December 31, 2014 and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to executives upon their termination.

	Executive Benefit and Payments Upon Separation	Termination Without Cause or Voluntary For Good Reason
Gil Van Bokkelen	Cash Severance Payment Continuation of Benefits	$ $	700,223 30,591

	Total		$730,814

William (BJ) Lehmann, Jr.	Cash Severance Payment Continuation of Benefits	$ $	382,015 —

	Total		$382,015

John Harrington	Cash Severance Payment Continuation of Benefits	$ $	570,023 30,591

	Total		$600,614

Robert Deans	Cash Severance Payment Continuation of Benefits	$ $	163,285 —

	Total		$163,285

Laura Campbell	Cash Severance Payment Continuation of Benefits	$ $	123,633 —

	Total		$123,633

Director Compensation Table for 2014

The following table summarizes compensation paid to our non-employee Directors in 2014:

Name(a)	Fees Earned or Paid in Cash ($)(b)	Option Awards ($)(1)(d)	Total ($)(h)
Lee E. Babiss	$80,000	$36,600	$116,600
Ismail Kola	$45,000	$36,600	$81,600
Lorin J. Randall	$70,000	$36,600	$106,600
Kenneth H. Traub	$52,500	$36,600	$89,100
Jack L. Wyszomierski	$57,500	$36,600	$94,100

(1)	Amounts in column (d) do not necessarily reflect compensation actually received by our Directors. The amounts in column (d) reflect the full grant date fair value of the equity awards made during the fiscal year ended December 31, 2014, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in the notes to the 2014 audited consolidated financial statements included herein. The Directors had option awards outstanding as of December 31, 2014 for shares of common stock as follows: Lee Babiss — 165,000; Ismail Kola 165,000; Lorin Randall — 105,000; Kenneth Traub — 90,000; and Jack Wyszomierski — 165,000.

Under our Director compensation program for non-employee Directors, new Directors receive an initial stock option grant to purchase 50,000 shares of Common Stock at fair market value on the date of grant, which vests at a rate of 50% in the first year (on a quarterly basis) and 25% in each of the two years (on a quarterly basis) thereafter.

Additionally, the non-employee Directors receive annually an option award to purchase 30,000 shares of common stock at fair market value on the date of grant, which vests quarterly over a one-year period, with such anniversary awards issued in June of each year in connection with our annual stockholder meeting. In June 2014, Directors Babiss, Kola, Randall, Traub and Wyszomierski each received an anniversary stock option award of 30,000 shares. All initial and anniversary stock option awards granted to non-employee Directors have a term of ten years and upon the termination of the Director’s service, the Director has 18 months in which to exercise the vested portion of his options prior to forfeiture.

Our Directors receive annual cash compensation retainers as set forth below:

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

Compensation Committee Interlocks and Insider Participation

In 2014, none of our Directors was a member of the board of directors of any other company where the relationship would be construed to constitute a committee interlock within the meaning of the rules of the SEC.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section above and based on this review, has recommended to the Athersys Board of Directors the inclusion of the Compensation Discussion and Analysis in this annual report on Form 10-K for the fiscal year ended December 31, 2014.

Compensation Committee

Board of Directors

Lee E. Babiss

Lorin J. Randall

Kenneth H. Traub

Jack W. Wyszomierski

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2014, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b)(2)	(c)(1)
Equity compensation plan approved by security holders	7,274,292	$3.28	1,209,291
Equity compensation plan not approved by security holders (3)	998,432	$3.48	421,568

Total	8,272,724		1,630,859

(1)	Included in column (a) and (c) are both stock option and RSU awards under our equity compensation plans.
(2)	Reflects the weighted-average exercise price of outstanding options only, as opposed to RSUs that do not have an exercise price.
(3)	The other shares of common stock included in this plan category are issued or issuable under our Equity Incentive Compensation Plan. The terms of our Equity Incentive Compensation Plan are substantially similar to the terms of the Current LTIP. For information on the terms of these plans, see “Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Incentive Program”, as well as “Compensation Discussion and Analysis – Equity Compensation Plans” in this annual report on Form 10-K.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of February 28, 2015 (unless otherwise indicated below) by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our Directors;

•	each of the executive officers named in the Summary Compensation Table; and

•	all of our Directors and executive officers as a group.

We determined beneficial ownership in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that could be issued upon the exercise of outstanding options, RSUs and warrants held by that person that are exercisable within 60 days of February 28, 2015 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person.

Percentage ownership calculations for beneficial ownership for each person or entity are based on 79,937,970 shares of common stock outstanding as of February 28, 2015.

Except as indicated in the footnotes to this table and pursuant to state community property laws, each stockholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares	Percent of Class
Greater Than 5% Stockholders
A.M. Pappas & Associates, LLC(1)	4,092,400	5.1%
Directors and Executive Officers
Gil Van Bokkelen(2)	1,388,396	1.7%
Lee Babiss(3)	157,500	*
John Harrington(4)	1,061,914	1.3%
Ismail Kola(5)	157,500	*
Lorin Randall(6)	97,500	*
Kenneth Traub(7)	100,625	*
Jack Wyszomierski(8)	157,500	*
Laura Campbell(9)	489,228	*
Robert Deans(10)	497,420	*
William (BJ) Lehmann, Jr.(11)	649,957	*
All Directors and executive officers as a group (10 persons)	4,757,540	6.0%

*	Less than 1%.
(1)	A Schedule 13G/A filed with the SEC on February 17, 2015 reported that A.M. Pappas & Associates, LLC, or Pappas, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of 4,092,400 shares of common stock as a result of acting as investment adviser to various Pappas clients. Pappas has sole voting and dispositive power over 4,092,400 shares of common stock. The address for Pappas is 2520 Meridian Parkway, Suite 400, Durham, North Carolina 27713.
(2)	Includes vested options for 857,378 shares of common stock at a weighted average exercise price of $4.55 per share and 63,690 RSUs that vest within 60 days of February 28, 2015.
(3)	Includes vested options for 157,500 shares of common stock at a weighted average exercise price of $2.48 per share.

(4)	Includes vested options for 788,966 shares of common stock at a weighted average exercise price of $4.73 per share and 50,912 RSUs that vest within 60 days of February 28, 2015.
(5)	Includes vested options for 157,500 shares of common stock at a weighted average exercise price of $2.30 per share.
(6)	Includes vested options for 97,500 shares of common stock at a weighted average exercise price of $1.96 per share.
(7)	Includes vested options for 80,625 shares of common stock at a weighted average exercise price of $1.60 per share.
(8)	Includes vested options for 157,500 shares of common stock at a weighted average exercise price of $2.43 per share.
(9)	Includes vested options for 263,220 shares of common stock at a weighted average exercise price of $4.44 per share and 33,686 RSUs that vest within 60 days of February 28, 2015.
(10)	Includes vested options for 314,470 shares of common stock at a weighted average exercise price of $4.44 per share and 43,815 RSUs that vest within 60 days of February 28, 2015.
(11)	Includes vested options for 495,529 shares of common stock at a weighted average exercise price of $4.53 per share and 51,169 RSUs that vest within 60 days of February 28, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

To identify related person transactions in advance, we rely on information supplied by our executive officers, Directors and certain significant stockholders. We maintain a comprehensive written policy for the review, approval or ratification of related person transactions, and our Audit Committee reviews all related person transactions identified by us. The Audit Committee approves or ratifies only those related person transactions that are determined by it to be, under all of the circumstances, in the best interest of the Company and its stockholders. No related person transactions occurred in fiscal 2014 that required a review by the Audit Committee.

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

By September 2013, we had sold all the remaining shares that were available under the 8,000,000 shares of common stock registered for resale under the equity facility, which was due to expire in January 2014. In October 2013, we terminated the expiring equity purchase agreement with Aspire Capital and entered into a new equity purchase agreement with Aspire Capital to purchase up to an aggregate of $25.0 million of shares of our common stock over a new two-year period. The terms of the 2013 equity facility are similar to the previous arrangement, and we issued 333,333 shares of our common stock Aspire Capital as a commitment fee in October 2013 and filed a registration statement for the resale of 10,000,000 shares of common stock in connection with the new equity facility.

In 2014, we sold an aggregate 250,000 shares to Aspire Capital at an average price of $3.78 per share under the equity purchase agreement. As of December 31, 2014, we received aggregate proceeds of approximately $14.4 million under both equity purchase agreements since their inception. Also, since January 1, 2015 through March 9, 2015, we sold shares for approximately $3.3 million, in aggregate, to Aspire Capital.

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

Principal Accountant Fees and Services

Audit Fees. Fees paid to Ernst & Young LLP for the audit of the annual consolidated financial statements included in the Company’s Annual Reports on Form 10-K, for the reviews of the consolidated financial statements included in the Company’s Forms 10-Q, and for services related to registration statements were $450,640 for the fiscal year ended December 31, 2014 and $639,100 for the fiscal year ended December 31, 2013. The decrease related primarily to services for registration statements filed in 2013.

Audit-Related Fees. There were no fees paid to Ernst & Young LLP for audit-related services in 2014 and 2013.

Tax Fees. Fees paid to Ernst & Young LLP associated with tax compliance and tax consultation were $27,500 and $29,250 for the fiscal years ended December 31, 2014 and 2013, respectively.

All Other Fees. There were no other fees paid to Ernst & Young LLP in 2014 or 2013.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a formal policy on auditor independence requiring the pre-approval by the Audit Committee of all professional services rendered by the Company’s independent auditor prior to the commencement of the specified services.

For the fiscal year ended December 31, 2014, 100% of the services described above were pre-approved by the Audit Committee in accordance with the Company’s formal policy on auditor independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of Athersys, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flow for each of the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statement schedule of Athersys, Inc. is included:

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions	Deductions		Balance at End of Year
Year Ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts- note receivable	$341	$11	$—		$352	(A)
Tax valuation allowances	$26,042	$15,810	$—		$41,852

Total 2014	$26,383	$15,821	$—		$42,204

Year Ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts- note receivable	$330	$11	$—		$341	(A)
Tax valuation allowances	$34,222	$10,126	$18,306	(B)	$26,042

Total 2013	$34,552	$10,137	$18,306		$26,383

Year Ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts- note receivable	$307	$23	$—		$330	(A)
Tax valuation allowances	$29,272	$4,950	$—		$34,222

Total 2012	$29,579	$4,973	$—		$34,552

(A) –	Reserve on note receivable; fully-reserved.
(B) –	Substantially all of our deferred tax assets are offset by valuation allowances.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Athersys, Inc., as amended as of June 28, 2013 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on August 13, 2013)

3.2	Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007)

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 28, 2011)

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012)

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 29, 2013)

4.4	Form of Amendment No. 1 to Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.4 to the registrant’s Post-Effective Amendment No. 1 to Form S-3 (Registration No. 333-185991)

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 13, 2014)

10.1*	Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*	Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3*	Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.4	License Agreement, effective as of May 5, 2006, by and between Athersys, Inc. and Angiotech (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.5	Amended and Restated Registration Rights Agreement, dated as of April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.6	Amendment No. 1 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of January 29, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.7	Amendment No. 2 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of November 19, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, as amended, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9†	Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.13†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.14†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.15†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16†	Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18†	Employment Agreement, dated as of October 3, 2003, by and between Advanced Biotherapeutics, Inc. and Robert Deans, Ph.D. (incorporated herein by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.19†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20†	Non-Competition and Confidentiality Agreement, dated as of October 3, 2003, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21†	Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.23†	Amendment No. 2 to Employment Agreement, dated as of January 24, 2014, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission No. 001-33876) filed with the Commission on March 13, 2014)

10.24†	Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.25†	Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.26†	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.27†	Form Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 20, 2013)

10.28*	Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.29	Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.30	Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.31*	Collaboration and License Agreement, dated as of December 18, 2009, by and between Athersys, Inc., ABT Holding Company, and Pfizer (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.32*	Stand-by License Agreement, dated as of December 18, 2009, by and between Regents of the University of Minnesota, ABT Holding Company and Pfizer (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.33	Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.34	Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.35*	License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2010)

10.36†	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.37†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.38†	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 18, 2013) (incorporated herein by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 18, 2013

10.39†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.40	Common Stock Purchase Agreement, dated as of October 22, 2013, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on October 23, 2013)

10.41†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.42†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.43	Registration Rights Agreement, dated as of October 22, 2013, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on October 23, 2013)

10.44	Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 14, 2012)

10.45	First Amendment to License and Technical Assistance Agreement, dated September 17, 2012, by and between ABT Holding, Inc. and RTI Biologics, Inc. (incorporated herein by reference to Exhibit 10.52 to the registrant’s Registration Statement on Form S-1/A (Registration No. 001-33876)

10.46	Registration Rights Agreement, dated as of March 9, 2012, by and between Athersys, Inc. and the signatories thereto (incorporated herein by reference to Exhibit 10.53 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012)

10.47†	Summary of Athersys, Inc. 2014 Cash Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission No. 001-33876) filed with the Commission on March 13, 2014)

10.48	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 29, 2013)

10.49	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 13, 2014)

10.50†	Summary of Athersys, Inc. 2015 Cash Bonus Incentive Plan

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC
†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 12, 2015.

ATHERSYS, INC.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gil Van Bokkelen Gil Van Bokkelen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12 , 2015

/s/ Laura K. Campbell Laura K. Campbell	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 12 , 2015

* John J. Harrington	Executive Vice President, Chief Scientific Officer and Director	March 12 , 2015

*
Lorin J. Randall	Director	March 12 , 2015

*
Kenneth H. Traub	Director	March 12 , 2015

*
Jack L. Wyszomierski	Director	March 12 , 2015

*
Lee E. Babiss	Director	March 12 , 2015

*
Ismail Kola	Director	March 12 , 2015

*	Gil Van Bokkelen, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Athersys, Inc., as amended as of June 28, 2013 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on August 13, 2013)

3.2	Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007)

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 28, 2011)

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012)

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 29, 2013)

4.4	Form of Amendment No. 1 to Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.4 to the registrant’s Post-Effective Amendment No. 1 to Form S-3 (Registration No. 333-185991)

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 13, 2014)

10.1*	Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*	Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3*	Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.4	License Agreement, effective as of May 5, 2006, by and between Athersys, Inc. and Angiotech (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.5	Amended and Restated Registration Rights Agreement, dated as of April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.6	Amendment No. 1 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of January 29, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.7	Amendment No. 2 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of November 19, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, as amended, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9†	Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.13†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.14†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.15†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16†	Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18†	Employment Agreement, dated as of October 3, 2003, by and between Advanced Biotherapeutics, Inc. and Robert Deans, Ph.D. (incorporated herein by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.19†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20†	Non-Competition and Confidentiality Agreement, dated as of October 3, 2003, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21†	Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.23†	Amendment No. 2 to Employment Agreement, dated as of January 24, 2014, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission No. 001-33876) filed with the Commission on March 13, 2014)

10.24†	Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.25†	Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.26†	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.27†	Form Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 20, 2013)

10.28*	Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.29	Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.30	Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.31*	Collaboration and License Agreement, dated as of December 18, 2009, by and between Athersys, Inc., ABT Holding Company, and Pfizer (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.32*	Stand-by License Agreement, dated as of December 18, 2009, by and between Regents of the University of Minnesota, ABT Holding Company and Pfizer (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.33	Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.34	Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.35*	License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2010)

10.36†	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.37†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.38†	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 18, 2013) (incorporated herein by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 18, 2013

10.39†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.40	Common Stock Purchase Agreement, dated as of October 22, 2013, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on October 23, 2013)

10.41†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.42†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.43	Registration Rights Agreement, dated as of October 22, 2013, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on October 23, 2013)

10.44	Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 14, 2012)

10.45	First Amendment to License and Technical Assistance Agreement, dated September 17, 2012, by and between ABT Holding, Inc. and RTI Biologics, Inc. (incorporated herein by reference to Exhibit 10.52 to the registrant’s Registration Statement on Form S-1/A (Registration No. 001-33876)

10.46	Registration Rights Agreement, dated as of March 9, 2012, by and between Athersys, Inc. and the signatories thereto (incorporated herein by reference to Exhibit 10.53 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012)

10.47†	Summary of Athersys, Inc. 2014 Cash Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.55 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission No. 001-33876) filed with the Commission on March 13, 2014)

10.48	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 29, 2013)

10.49	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 13, 2014)

10.50†	Summary of Athersys, Inc. 2015 Cash Bonus Incentive Plan

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC
†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants