Form 10-Q
period 2015-03-31
ATHERSYS, INC / NEW
filed 2015-05-11
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 8, 2015 was 82,881,666.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$35,505	$26,127
Accounts and other receivables	2,837	694
Prepaid expenses and other	386	427

Total current assets	38,728	27,248
Equipment, net	1,263	1,270
Deferred tax assets	200	200

Total assets	$40,191	$28,718

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,727	$2,767
Accrued compensation and related benefits	546	1,060
Accrued clinical trial costs	69	126
Accrued expenses	597	664
Deferred revenue	10,027	75
Note payable	185	—

Total current liabilities	14,151	4,692
Note payable	—	183
Warrant liabilities	7,025	2,948
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, and 81,906,707 and 77,706,816 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	82	78
Additional paid-in capital	317,935	307,337
Accumulated deficit	(299,002)	(286,520)

Total stockholders’ equity	19,015	20,895

Total liabilities and stockholders’ equity	$40,191	$28,718

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Contract revenue	$106	$44
Grant revenue	625	663

Total revenues	731	707
Costs and expenses
Research and development	5,668	6,226
General and administrative	1,886	1,781
Depreciation	70	89

Total costs and expenses	7,624	8,096

Loss from operations	(6,893)	(7,389)
Other income, net	15	29
Expense from change in fair value of warrants, net	(5,604)	(4,124)

Net loss and comprehensive loss	$(12,482)	$(11,484)

Basic and diluted net loss per common share	$(0.16)	$(0.15)
Weighted average shares outstanding, basic and diluted	79,180,697	75,852,753

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities
Net loss	$(12,482)	$(11,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	70	89
Stock-based compensation	751	579
Change in fair value of warrant liabilities and other	5,605	4,124
Changes in operating assets and liabilities:
Accounts receivable	(2,143)	(374)
Prepaid expenses and other	41	68
Accounts payable and accrued expenses	(678)	(239)
Deferred revenue	9,952	(40)

Net cash provided by (used in) operating activities	1,116	(7,277)
Investing activities
Purchases of equipment	(63)	(150)

Net cash used in investing activities	(63)	(150)
Financing activities
Proceeds from issuance of common stock and warrants, net	7,606	19,814
Purchase of treasury stock	(257)	(292)
Proceeds from exercise of warrants	976	938

Net cash provided by financing activities	8,325	20,460
Increase in cash and cash equivalents	9,378	13,033
Cash and cash equivalents at beginning of the period	26,127	31,948

Cash and cash equivalents at end of the period	$35,505	$44,981

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three-Month Periods Ended March 31, 2015 and 2014

1. Background and Basis of Presentation

We are an international biotechnology company that is focused primarily in the field of regenerative medicine and operate in one business segment. Our operations consist primarily of research and product development activities.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB issued an exposure draft of an ASU that would delay the effective date of ASU 2014-09 by one year. We are in the process of evaluating, but have not determined, the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

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

	Three months ended March 31,
	2015	2014
Stock options	6,379,018	5,088,973
Restricted stock units	1,635,755	2,224,096
Warrants	8,364,893	9,480,103

Total	16,379,666	16,793,172

4. Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

		Fair Value Measurements at March 31, 2015 Using
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$7,025	$—	$—	$7,025

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility for warrants issued after January 1, 2013, or for warrants issued prior to 2013, using the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization. The fair value of the warrants is determined using probability weighted-average assumptions, when appropriate. The following inputs were used at March 31, 2015:

	Expected Volatility	Risk-Free Interest Rate	Expected Life
Warrants with one year or less remaining term	61.71% - 61.95%	0.03% - 0.26%	0.17 - 0.84 year
Warrants with greater than one year remaining term	68.95% - 90.69%	0.26% - 0.56%	1.29 - 1.96 years

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Three months ended March 31, 2015
Balance January 1, 2015	$2,948
Settlements	(1,527)
Loss included in expense from change in fair value of warrants	5,604

Balance March 31, 2015	$7,025

5. Collaborations and Revenue Recognition

Chugai

In February 2015, we entered into an exclusive license agreement with Chugai Pharmaceutical Co., Ltd. (“Chugai”) to develop and commercialize MultiStem for the treatment of ischemic stroke in Japan. Chugai is responsible for development, regulatory activities and commercialization of MultiStem for ischemic stroke in Japan on an exclusive basis and will pay us for supplying a certain portion of its product requirements. The parties will share data and coordinate Japanese and global regulatory activities for treatment of ischemic stroke in Japan. Chugai will pay us royalties on net sales, starting in the low double digits and increasing incrementally to the high teens depending on net sales levels.

We received a non-refundable, up-front cash payment of $10 million from Chugai, of which $2.0 million was temporarily withheld by Japan taxing authorities. The withholdings are refundable to us upon completion of tax filings under the United States and Japanese treaty, and the $2.0 million is recorded as a receivable at March 31, 2015. Under the terms of the agreement, Chugai will be required to pay us $7 million to continue the collaboration following its review of the interim results from our Phase 2 ischemic stroke study. In the event that Chugai does not make the $7 million payment, we can terminate the license agreement and all rights would revert to us, and we would retain the up-front $10 million payment. We delivered the interim results from our Phase 2 ischemic stroke study to Chugai in April 2015, and Chugai has several months to review the results before the payment is due.

To determine the appropriate accounting for the license agreement, we have evaluated the agreement and related facts and circumstances, focusing in particular on the rights and obligations of the arrangement. We have determined that our obligations under the agreement represent multiple deliverables. In the period prior to Chugai’s decision to continue the collaboration and make the $7 million payment to us, the deliverables include the license grant and access to our technology, and importantly, the interim results of our stroke Phase 2 clinical study. For deliverables with standalone value, our policy is to account for these as separate units of accounting We allocate the overall consideration of the arrangement that is fixed and determinable, excluding consideration that is contingent upon future deliverables, to the separate units of accounting based on estimated selling prices (as defined in ASC 605-25) of each deliverable.

We considered the deliverables at the inception of the arrangement and concluded that the license grant, for example, did not have standalone value (as defined in ASC 605-25) given that, at the time, the interim stroke Phase 2 clinical study results were not yet available to Chugai and use of the license would require the $7 million payment to us within several months after Chugai’s receipt of the study results. Accordingly, we have recorded the $10 million up-front payment as deferred revenue at March 31, 2015.

Pfizer

In 2009, we entered into a collaboration with Pfizer Inc. (“Pfizer”) to develop and commercialize our MultiStem product candidate to treat inflammatory bowel disease (“IBD”) for the worldwide market on an exclusive basis. Under the terms of the agreement, we received a $6 million non-refundable, up-front payment from Pfizer and research funding and support, totaling $6.25 million, through June 2012. In addition, Pfizer conducted a Phase 2 clinical study exploring the potential of MultiStem cell therapy to treat advanced and severe ulcerative colitis, and would be responsible for any subsequent development. Overall, the study results were disappointing, even though a single administration of the cell therapy may have had some short-term effects. Taking these results into account, following an internal portfolio review, Pfizer determined that it would not invest further in this program targeting IBD, as would be required by the collaboration, and in May 2015, notified us of this decision and its intent to terminate the license agreement effective in July 2015.

In connection with the termination, all rights that Pfizer had to the program revert to us, and intellectual property generated through the collaboration will be owned by us. Pfizer will transfer to us all preclinical and clinical data relating to the program in its possession, all reports, records and other information relating to preclinical and clinical development, and ownership of all investigator brochures, regulatory filings and approvals related to the program. We will be free to use such information, data, filings and approvals for subsequent analyses and development in this area, and such research findings to support development in other areas, including immunology and inflammatory conditions.

RTI Surgical, Inc.

In 2010, we entered into an agreement with RTI Surgical, Inc. (“RTI”) to develop and commercialize biologic implants using our technology for certain orthopedic applications in the bone graft substitutes market on an exclusive basis. Under the terms of the agreement, we received a non-refundable license fee in installments and performed certain services that were concluded in 2012. We are eligible to receive cash payments upon the successful achievement of certain commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which each underlying triggering event occurs. No milestone revenue has been recognized to date. In addition, we began receiving in 2014 tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens. Any royalties may be subject to a reduction if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product.

6. Stock-based Compensation

We have two incentive plans that authorized an aggregate of 11,500,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of March 31, 2015, a total of 1,882,368 shares of common stock have been issued under our equity incentive plans.

As of March 31, 2015, a total of 1,602,859 shares were available for issuance under our equity compensation plans and stock-based awards to purchase 8,014,773 shares of common stock were outstanding. For the three-month periods ended March 31, 2015 and 2014, stock-based compensation expense was approximately $751,000 and $579,000, respectively. At March 31, 2015, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $4.8 million, which is expected to be recognized by the end of 2018 using the straight-line method.

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

In the first quarter of 2015, we sold 3,048,760 shares to Aspire Capital Fund, LLC (“Aspire Capital”) under our equity purchase agreement at an average price of $2.49 per share, generating aggregate proceeds of $7.6 million, and after March 31, 2015, we sold shares for approximately $2.8 million, in the aggregate, to Aspire Capital.

As of March 31, 2015, we had the following outstanding warrants to purchase shares of common stock:

Number of Underlying Shares	Exercise Price	Expiration
1,310,000	$3.55	February 2, 2016
2,054,893	$1.01	March 14, 2017
3,500,000	$2.75	May 31, 2015
1,500,000	$4.50	July 15, 2016

8,364,893

In January 2015, we amended the warrants we issued in December 2013 to purchase 3,500,000 shares of common stock to increase the exercise price from $2.50 to $2.75 per share and to extend the expiration date from March 31, 2015 to May 31, 2015.

During the three months ended March 31, 2015, we received proceeds of approximately $976,000 from the exercise of warrants, resulting in the issuance of 966,184 shares of common stock in the aggregate.

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

9. Income Taxes

We have U.S. federal, state and foreign net operating loss, research and development tax credit and foreign tax credit carryforwards that may be used to reduce future taxable income and tax liabilities. Substantially all of our deferred tax assets have been fully offset by a valuation allowance due to our cumulative losses. As a result of our October 2012 equity offering, the utilization of our net operating loss and tax credit carryforwards generated prior to October 2012 is substantially limited under Section 382 of the Internal Revenue Code. U.S. federal net operating loss carryforwards, research and development tax credits, and state and local net operating loss carryforwards generated after October 2012, as well as foreign net operating loss carryforwards and foreign tax credits, are not subject to annual limitations. In 2014, we recognized a refundable tax benefit related to research and development credits associated with our foreign subsidiary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statement and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

We are an international biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem® cell therapy has been evaluated in multiple Phase 1 and Phase 2 clinical trials. Our current clinical development programs are focused on treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other conditions. We are also applying our pharmaceutical discovery capabilities to identify and develop small molecule compounds with potential applications in indications such as obesity, related metabolic conditions and certain neurological conditions.

Current Programs

To date, we have advanced several MultiStem cell therapy programs to the clinical development stage, including the following:

•	Ischemic Stroke: We recently announced in April 2015 the interim results from our Phase 2 clinical study evaluating the administration of MultiStem cell therapy to patients that have suffered an ischemic stroke. In contrast to treatment with the thrombolytic tPA, which must be administered within three to four hours after a stroke, we are treating patients one to two days after the stroke has occurred. This double blind, placebo-controlled trial is being conducted at leading stroke centers across the United States and Europe. The interim results following the ninety-day patient evaluation demonstrate favorable safety and tolerability for MultiStem, consistent with prior studies. With respect to the primary and component secondary endpoints, the cell therapy did not show a difference at 90 days compared to placebo. However, MultiStem treatment was associated with lower rates of mortality and life threatening adverse events, infections and pulmonary events, and also a reduction in hospital days. Among all subjects who received MultiStem treatment, 15.4% of patients achieved an Excellent Outcome, defined clinically as attaining mRS 0-1, NIHSS 0-1 and BI >95, compared to 6.6% of patients that received placebo, (p=0.10). Analyses show that patients who received MultiStem treatment earlier in the treatment window (24-36 hours post-stroke) had better recovery in comparison to placebo, and this treatment effect was even more pronounced the earlier the MultiStem administration within the 24-36 hour timeframe.

In post-hoc analysis, comparing the early treatment MultiStem patients with all placebo patients, and excluding all patients receiving both tPA and device treatment (due to an imbalance between the groups), the MultiStem group had substantially better recovery than the placebo group. With respect to the primary endpoint, the Global Test Statistic, which at 90 days assesses disability (Modified Rankin Score < 2), neurological deficit (NIH Stroke Scale Δ >75%) and activities of daily living (Barthel Index >95%), patients receiving MultiStem treatment up to 36 hours were more than two times as likely to achieve global recovery (p=0.07) than placebo patients. Additionally, these MultiStem patients were significantly better than placebo on Excellent Outcome (p=0.03) and on the Cochran-Mantel-Haenszel “shift” analysis (p=0.03), which compares performance for the patient groups across the spectrum of mRS outcomes. Hospitalization duration was significantly reduced for these MultiStem-treated patients (35% lower than the average for placebo patients) and the average ICU stay was also meaningfully reduced. In February 2015, we entered into a license agreement with Chugai Pharmaceutical Co., Ltd., or Chugai, to develop and commercialize MultiStem for the treatment of ischemic stroke in Japan.

•	Acute Myocardial Infarction: We evaluated the administration of MultiStem to patients that suffered an acute myocardial infarction, or AMI, in a Phase 1 clinical study. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded a grant for up to $2.8 million to support the advancement of this clinical program, and we are in the process of launching this Phase 2 clinical study.

•	Acute Respiratory Distress Syndrome: We were awarded a grant for up to approximately £2.0 million to support an initial trial to treat patients suffering from acute respiratory distress syndrome, or ARDS. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The medical need for a safe and effective treatment of ARDS is significant due to its high mortality rate, and it annually affects approximately 400,000 to 500,000 patients in Europe, the United States and Japan, together. The grant supporting this Phase 2a clinical trial was awarded by Innovate UK to our subsidiary, Athersys Limited in the United Kingdom, or UK, in conjunction with Catapult. We are currently preparing for the trial, which we anticipate will commence in the second half of 2015.

•	Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cells to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cells in this indication and suggested that the therapy may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. The MultiStem product has been designated as an orphan drug for the GvHD prophylaxis indication by both the United States Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, which may provide market exclusivity and other substantial incentives and benefits. We have interacted with both the FDA and EMA to finalize the design of a single registration study. In February 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Currently, we are staging this program for future registration-directed development dependent on the achievement of certain business development and financial objectives.

•	Inflammatory Bowel Disease: MultiStem therapy has been evaluated in a Phase 2 clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of inflammatory bowel disease, or IBD. This study was conducted by our collaborative partner, Pfizer Inc., or Pfizer, and we released interim results in April 2014. The interim results obtained from the trial showed that a single administration of MultiStem to a patient population with longstanding, chronic advanced disease failed to show a meaningful clinical effect at the eight-week evaluation period. Despite not showing a significant improvement compared to placebo in the primary efficacy endpoints, the MultiStem therapy demonstrated favorable safety and tolerability in the eight weeks following treatment. Furthermore, at four weeks, patients getting MultiStem treatment had a significantly higher proportion of rectal bleeding responders than placebo patients, suggesting the possibility of a transient effect from the single MultiStem dose. Taking these results into account, following an internal portfolio review, Pfizer determined that it would not invest further in this IBD program as required by the collaboration and, in May 2015, notified us of its intent to terminate the license agreement effective in July 2015. In connection with the termination, all rights to the program revert to us, and we will be free to use preclinical and clinical data for development in this area and in other areas, including immunology and inflammatory conditions.

In addition to the programs described above, we are also conducting or supporting clinical activity in other areas, such as solid organ transplant, which is an investigator initiated study being conducted at a leading transplant center in Europe. We are also engaged in the preparation stages for translational and clinical studies in other targeted areas. We are also pursuing the development of novel small molecule therapies to treat obesity and other conditions, such as schizophrenia.

We are routinely in discussions with third parties about collaborating in the development of MultiStem therapy for various programs and may enter into one or more business partnerships to advance these programs over time.

We also partnered with RTI Surgical, Inc., or RTI, on the development of products for certain orthopedic applications using our stem cell technologies in the bone graft substitutes market. We began recognizing royalty revenue from product sales in 2014 and may receive other payments upon the successful achievement of certain commercial milestones.

Financial

In February 2015, we entered into an exclusive license agreement with Chugai to develop and commercialize MultiStem for the treatment of ischemic stroke in Japan. Under the terms of the agreement, we received a non-refundable up-front cash payment of $10 million and are entitled to receive a potential near-term payment of $7 million following Chugai’s review of our ongoing Phase 2 clinical trial in ischemic stroke and its decision to move forward with the collaboration. We may also receive additional success-based development and regulatory milestones aggregating up to $38 million, as well as potential sales milestones of up to 17.5 billion yen (approximately $150 million based on the current exchange rate). We are also eligible for royalties on net sales, starting in the low double digits and increasing incrementally to the high teens depending on net sales levels. Additionally, we would receive payments for product supplied to Chugai.

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

Under our equity purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, we sold 3,048,760 shares of common stock during the quarter ended March 31, 2015 at an average price of $2.49 per share, generating aggregate proceeds of $7.6 million, and after March 31, 2015, we sold shares for approximately $2.8 million, in aggregate, to Aspire Capital.

During the three months ended March 31, 2015, we received proceeds of approximately $976,000 from the exercise of warrants, resulting in the issuance of 966,184 shares of common stock in the aggregate.

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

Three Months Ended March 31, 2015 and 2014

Revenues. Revenues remained relative consistent at $731,000 for the three months ended March 31, 2015 and $707,000 in the comparable period in 2014. Revenue associated with our recent Chugai collaboration is deferred at March 31, 2015, until Chugai elects whether or not to make the $7 million payment to continue the collaboration. Grant revenue remained relatively consistent over the two periods and may fluctuate from period to period based on the timing of grant-related activities and the award and expiration of new grants.

Research and Development Expenses. Research and development expenses decreased to $5.7 million for the three months ended March 31, 2015 from $6.2 million for the comparable period in 2014. The $558,000 decrease is primarily comprised of reduced clinical and preclinical development costs of $509,000, reduced legal and professional fees of $287,000 and reduced sponsored research costs of $213,000. These reductions were partially offset by an increase in personnel costs of $168,000 and an increase in stock-based compensation of $113,000. The decrease in our clinical and preclinical costs is primarily due to reduced product manufacturing costs, partially offset by increased clinical trial costs during the three-month periods. The decrease in legal fees resulted from decreased expenses associated with patent prosecution, national filings, and interparty proceedings and related filings. Sponsored research costs decreased primarily due to the timing of costs incurred by certain academic research institutions under our grant-funded programs. The increase in personnel costs related to selective personnel additions and annual compensation increases. The increase in stock-based compensation related primarily to the layering effect of annual stock-based awards that are granted each June. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses was relatively consistent at $1.9 million for the three months ended March 31, 2015 and $1.8 million in the comparable period in 2014.

Depreciation. Depreciation expense was relatively consistent at $70,000 for the three months ended March 31, 2015 and $89,000 in the comparable period in 2014.

Other Income, net. Other income, net, includes net foreign currency gains and losses, and net interest income and expense, and was $15,000 for the three months ended March 31, 2015 and $29,000 in the comparable period in 2014.

Expense from Change in Fair Value of Warrants. Expense of $5.6 million was recognized during the three months ended March 31, 2015 for the market value change in our warrant liabilities, compared to expense of $4.1 million in the comparable period in 2014, reflecting primarily changes in our stock price.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities. At March 31, 2015, we had $35.5 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We incurred losses since inception of operations in 1995 and had an accumulated deficit of $299 million at March 31, 2015. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

We have an equity purchase agreement with Aspire Capital, whereby Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of our common stock over a two-year period ending in November 2015, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. During the period from January 1, 2015 and through May 8, 2015, we generated proceeds aggregating $10.4 million from sales of our common stock to Aspire Capital. In accordance with the equity purchase agreement, we could elect to sell to Aspire Capital up to an additional $13.2 million of shares of common stock.

During the quarter ended March 31, 2015, we received proceeds of approximately $976,000 from the exercise of warrants, resulting in the issuance of 966,184 shares of common stock in the aggregate.

In connection with our license agreement with Chugai, we received an up-front cash payment of $10 million (with $2 million temporarily withheld by Japan taxing authorities). Under the terms of the agreement, Chugai will be required to pay us $7 million if it elects to continue the collaboration after its review of the interim results from our Phase 2 ischemic stroke study. In the event that Chugai does not make the $7 million payment, the license agreement would terminate and all rights would revert to us, and we would retain the up-front $10 million payment. We may also receive additional success-based development and regulatory milestones aggregating up to $38 million, as well as potential sales milestones of up to 17.5 billion yen (approximately $150 million based on the current exchange rate). We are also eligible for royalties on net sales, starting in the low double digits and increasing incrementally to the high teens depending on net sales levels. Additionally, we would receive payments for product supplied to Chugai.

Under the terms of our RTI agreement, we are eligible to receive cash payments aggregating up to $35.5 million upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no milestone payments have been received as of March 31, 2015. In addition, we are entitled to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens, and we began receiving royalty payments in 2014.

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

In 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center, or GCIC, and the Cleveland Clinic Foundation in which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain preclinical work. Interest on the loan accrues at a fixed rate of 4.25% per annum and is added to the outstanding principal. The loan is forgivable based on the achievement of a certain milestone within three to four years. GCIC has agreed to the four-year term, with an expiration date of March 31, 2016. As of March 31, 2015, we had drawn $166,000 of this financing ($185,000 including accrued interest).

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

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At March 31, 2015, we had available cash and cash equivalents of $35.5 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development opportunities, as well as grant-funding opportunities. Additionally, we raise capital from time to time through the equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2015, and net cash used in operating activities was $7.3 million for the three months ended March 31, 2014, representing the $8.0 million of cash received from Chugai ($10 million up-front payment less the $2 million Japan tax withholding to be refunded), and the use of cash in funding preclinical and clinical development activities. Net cash used in operating activities has fluctuated significantly on a quarter-to-quarter basis over the past few years primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs, and manufacturing process development projects.

Net cash used by investing activities was $63,000 and $150,000 for the three months ended March 31, 2015 and 2014, respectively, representing purchases of equipment supporting our operations. We anticipate that our overall capital equipment expenditures will be similar in 2015 as compared to 2014.

Financing activities provided cash of $8.3 million for the three months ended March 31, 2015 related to equity sales to Aspire Capital and the exercise of common stock warrants. Financing activities provided cash of $20.5 million for the three months ended March 31, 2014 related to the January 2014 registered direct offering, the exercise of common stock warrants and equity sales to Aspire Capital, net of treasury stock purchases.

Investors in certain of our equity offerings have received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 8.4 million shares remain outstanding at March 31, 2015 with a weighted average exercise price of $2.76 per share. The exercise of warrants could provide us with cash proceeds, and during the three months ended March 31, 2015, we received proceeds of approximately $976,000 from the exercise of warrants aggregating in issuances of 966,184 shares of common stock.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Management Estimates

The Securities and Exchange Commission, or SEC, defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our accounting policies and estimates as described in our Annual Report. For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of March 31, 2015, we had no investments. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At March 31, 2015, we had no borrowings outstanding other than a potentially forgivable note payable associated with local grant funding bearing fixed, forgivable interest of 4.25% per annum.

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

Changes in internal control over financial reporting

During the first quarter of 2015, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, we sold an aggregate of 3,048,760 shares of common stock to Aspire Capital at an average purchase price of $2.49 per share. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

Item 5.	Other Information.

On December 18, 2009, we entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Pfizer to develop and commercialize MultiStem therapy for the treatment of IBD for the worldwide market on an exclusive basis. Under the terms of the Collaboration Agreement, we received a non-refundable up-front cash payment of $6.0 million from Pfizer and research funding during the initial phase of the collaboration that ended in 2012.

Under the terms of the Collaboration Agreement, Pfizer has the right to terminate the Collaboration Agreement upon 60 days’ advance written notice to us in its sole discretion. Pfizer provided us advance written notice effective May 4, 2015 of its decision and its intent to terminate the Collaboration Agreement, with such termination to be effective 60 days after such notice. In connection with the termination of the Collaboration Agreement, all rights to the program revert to us, and we will be free to use preclinical and clinical data for development in this area and in other areas, including immunology and inflammatory conditions.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Form of Amendment No. 1 to Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.4 to the registrant’s Post-Effective Amendment No. 1 to Form S-3 (Registration No. 333-185991)).

10.1*	License Agreement by and between Athersys, Inc., ABT Holding Company, and Chugai Pharmaceuticals Co. Ltd., dated as of February 28, 2015.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President, Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: May 11, 2015	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Amendment No. 1 to Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.4 to the registrant’s Post-Effective Amendment No. 1 to Form S-3 (Registration No. 333-185991)).

10.1*	License Agreement by and between Athersys, Inc., ABT Holding Company, and Chugai Pharmaceuticals Co. Ltd., dated as of February 28, 2015.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC.