Form 10-Q
period 2015-09-30
ATHERSYS, INC / NEW
filed 2015-11-05
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 1, 2015 was 83,285,747.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,533	$26,127
Accounts and other receivables	315	694
Prepaid expenses and other	383	427

Total current assets	29,231	27,248
Equipment, net	1,167	1,270
Deferred tax assets	195	200

Total assets	$30,593	$28,718

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,639	$2,767
Accrued compensation and related benefits	795	1,060
Accrued clinical trial costs	179	126
Accrued expenses	475	664
Deferred revenue	10,000	75
Note payable	189	—

Total current liabilities	14,277	4,692
Note payable	—	183
Warrant liabilities	813	2,948
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, and 83,285,747 and 77,706,816 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	83	78
Additional paid-in capital	321,954	307,337
Accumulated deficit	(306,534)	(286,520)

Total stockholders’ equity	15,503	20,895

Total liabilities and stockholders’ equity	$30,593	$28,718

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Contract revenue	$39	$75	$194	$155
Grant revenue	357	218	1,149	1,233

Total revenues	396	293	1,343	1,388
Costs and expenses
Research and development	5,089	5,775	16,018	17,756
General and administrative	1,941	1,695	5,751	5,303
Depreciation	66	91	201	272

Total costs and expenses	7,096	7,561	21,970	23,331

Loss from operations	(6,700)	(7,268)	(20,627)	(21,943)
Other (expense) income, net	(79)	8	(31)	62
Income from change in fair value of warrants, net	255	2,540	609	6,335

Loss before taxes	(6,524)	(4,720)	(20,049)	(15,546)
Tax benefit	27	1	35	18

Net loss and comprehensive loss	$(6,497)	$(4,719)	$(20,014)	$(15,528)

Net loss per share - Basic	$(0.08)	$(0.06)	$(0.24)	$(0.20)
Weighted average shares outstanding - Basic	83,140,864	77,320,425	81,736,273	76,755,599
Net loss per share - Diluted	$(0.08)	$(0.08)	$(0.24)	$(0.23)
Weighted average shares outstanding - Diluted	83,425,669	78,349,840	82,572,984	78,495,281

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities
Net loss	$(20,014)	$(15,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	201	272
Stock-based compensation	2,187	1,894
Change in fair value of warrant liabilities	(609)	(6,335)
Changes in operating assets and liabilities:
Accounts receivable	379	(145)
Prepaid expenses and other	55	(29)
Accounts payable and accrued expenses	(529)	295
Deferred revenue	9,925	(81)

Net cash used in operating activities	(8,405)	(19,657)
Investing activities
Purchases of equipment	(99)	(270)

Net cash used in investing activities	(99)	(270)
Financing activities
Proceeds from issuance of common stock and warrants, net	10,371	19,701
Purchase of treasury stock	(437)	(292)
Proceeds from exercise of warrants	976	938

Net cash provided by financing activities	10,910	20,347

Increase in cash and cash equivalents	2,406	420
Cash and cash equivalents at beginning of the period	26,127	31,948

Cash and cash equivalents at end of the period	$28,533	$32,368

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Nine-Month Periods Ended September 30, 2015 and 2014

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

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, which delays the effective date by one year, making the new standard effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are in the process of evaluating, but have not determined, the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether it has plans to alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. We will adopt ASU 2014-15 as required.

3. Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The table below reconciles the net loss and the number of shares used to calculate basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2015 and 2014, in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to common stockholders - Basic	$(6,497)	$(4,719)	$(20,014)	$(15,528)
Less: income from change in fair value of warrants	(220)	(1,160)	(196)	(2,504)

Net loss attributable to common stockholders used to calculate diluted net loss per share	$(6,717)	$(5,879)	$(20,210)	$(18,032)

Denominator:
Weighted-average shares outstanding - Basic	83,141	77,320	81,736	76,756
Potentially dilutive common shares outstanding:
Warrants	285	1,030	837	1,739

Weighted-average shares used to calculate diluted net loss per share	83,426	78,350	82,573	78,495

Basic earnings per share	$(0.08)	$(0.06)	$(0.24)	$(0.20)
Dilutive earnings per share	$(0.08)	$(0.08)	$(0.24)	$(0.23)

We have outstanding options, restricted stock units and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options	7,151,392	6,261,164	7,151,392	6,261,164
Restricted stock units	1,304,493	2,142,779	1,304,493	2,142,779
Warrants	2,810,000	6,310,000	2,810,000	6,310,000

Total	11,265,885	14,713,943	11,265,885	14,713,943

4. Fair Value of Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

		Fair Value Measurements at September 30, 2015 Using
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$813	$—	$—	$813

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility for warrants issued after January 1, 2013, or for warrants issued prior to 2013, using the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization. The fair value of the warrants is determined using probability weighted-average assumptions, when appropriate. The following inputs were used at September 30, 2015:

	Expected Volatility	Risk-Free Interest Rate	Expected Life
Warrants with one year or less remaining term	61.59% - 84.39%	0.01% – 0.33%	0.34 – 0.79 year
Warrants with greater than one year remaining term	67.55%	0.33%	1.45 years

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

	Three months ended September 30, 2015		Nine months ended September 30, 2015
Balance July 1, 2015	$1,068	Balance January 1, 2015	$2,948
Settlements from exercise	—	Settlements from exercise	(1,526)
Income for the period	(255)	Income for the period	(609)

Balance September 30, 2015	$813	Balance September 30, 2015	$813

5. Collaborative Arrangements and Revenue Recognition

Chugai

On October 20, 2015, we and Chugai Pharmaceutical Co. Ltd. (“Chugai”) agreed to terminate the License Agreement (the “Agreement”), dated February 28, 2015, between the parties, as a result of an inability to reach an agreement on the modification of the financial terms of the agreement and on the development strategy of our MultiStem® cell therapy for the treatment of ischemic stroke in Japan. Pursuant to the terms of the Agreement, upon termination, we regained all rights for developing our stem cell technologies and products for ischemic stroke in Japan, and Chugai no longer has any license rights or options with respect to our technologies and products. Neither we nor Chugai have any further obligations to each other, and the licenses granted to Chugai to develop and commercialize MultiStem for ischemic stroke in Japan terminate.

Under the agreement, we received a non-refundable, up-front cash payment of $10 million from Chugai, of which approximately $2.0 million was temporarily withheld by Japan taxing authorities and was refunded in September 2015. The $10 million upfront payment from Chugai was recorded as deferred revenue at September 30, 2015 since we had concluded that the license grant did not have standalone value (as defined in ASC 605-25) at the inception of the arrangement. In connection with the termination and the parties having no further obligations under the Agreement, we will recognize the $10 million upfront payment from Chugai as revenue in October 2015.

Pfizer

In 2009, we entered into a collaboration with Pfizer Inc. (“Pfizer”) to develop and commercialize our MultiStem product candidate to treat inflammatory bowel disease for the worldwide market on an exclusive basis. In addition, Pfizer conducted a Phase 2 clinical study exploring the potential of MultiStem cell therapy to treat advanced and severe ulcerative colitis, and would be responsible for any subsequent development. Overall, the study results were disappointing, even though a single administration of the cell therapy may have had some short-term beneficial effects. Taking these results into account, following an internal portfolio review, Pfizer determined that it would not invest further in this program, as would be required by the collaboration, and notified us of this decision to terminate the license agreement effective in the third quarter of 2015. In connection with the termination, all rights that Pfizer had to the program reverted to us, and intellectual property generated through the collaboration is owned by us.

RTI Surgical, Inc.

In 2010, we entered into an agreement with RTI Surgical, Inc. (“RTI”) to develop and commercialize biologic implants using our technology for certain orthopedic applications in the bone graft substitutes market on an exclusive basis. Under the terms of the agreement, we received a non-refundable license fee in installments and performed certain services that were concluded in 2012, and we are eligible to receive cash payments upon the successful achievement of certain commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events are substantive and that revenue will be recognized in the period in which each underlying triggering event occurs. No milestone revenue has been recognized to date. In addition, we began receiving in 2014 tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens. Any royalties may be subject to a reduction if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product.

6. Stock-based Compensation

We have two incentive plans that authorized an aggregate of 11,500,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of September 30, 2015, a total of 2,426,442 shares of common stock have been issued under our equity incentive plans.

As of September 30, 2015, a total of 617,673 shares were available for issuance under our equity compensation plans and stock-based awards to purchase 8,455,885 shares of common stock were outstanding. For the three-month periods ended September 30, 2015 and 2014, stock-based compensation expense was approximately $730,000 and $714,000, respectively. At September 30, 2015, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $4.4 million, which is expected to be recognized by the end of 2019 using the straight-line method.

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

During the quarter ended September 30, 2015, we did not sell any shares under the equity purchase agreement with Aspire Capital, and during the nine-month period ended September 30, 2015, we sold 4,023,719 shares of common stock at an average price of $2.58 per share.

As of September 30, 2015, we had the following outstanding warrants to purchase shares of common stock:

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

9. Income Taxes

We have U.S. federal, state and foreign net operating loss, research and development tax credit and foreign tax credit carryforwards that may be used to reduce future taxable income and tax liabilities. Substantially all of our deferred tax assets have been fully offset by a valuation allowance due to our cumulative losses. As a result of our October 2012 equity offering, the utilization of our net operating loss and tax credit carryforwards generated prior to October 2012 is substantially limited under Section 382 of the Internal Revenue Code. U.S. federal net operating loss carryforwards, research and development tax credits, and state and local net operating loss carryforwards generated after October 2012, as well as foreign net operating loss carryforwards and foreign tax credits, are not subject to annual limitations. We recognize refundable tax benefits related to research and development credits associated with our foreign subsidiary.

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

In addition, analyses show that patients who received MultiStem treatment earlier (24 to 36 hours post-stroke) in the study’s treatment window had better recovery in comparison to placebo, and this treatment effect appeared to be more pronounced the earlier the MultiStem administration within this timeframe. For example, at 90 days post-stroke, patients who were treated with MultiStem within 24 to 36 hours of the stroke (i.e. consistent with our original study design) had much better outcomes compared to placebo patients as measured by recovery in each of the key secondary endpoints: mRS ≤ 2, NIHSS Δ ≥75% and BI ≥95. Specifically, 41.9% of the MultiStem-treated patients achieved good or excellent recovery in all three clinical scales, compared to only 24.6% of patients receiving placebo, a difference of 17.3% (p = 0.08).

Furthermore, we evaluated the recovery of patients who received treatment with MultiStem within 24 to 36 hours post stroke versus patients receiving placebo, excluding in both groups patients who received both tPA and mechanical reperfusion (and who were excluded in the original trial design). In this post-hoc analysis, the MultiStem group were more than two times as likely as the placebo group to achieve global recovery based on the Global Test Statistic – the primary endpoint (p=0.06), demonstrated substantially better performance in the three component secondary endpoints, and also exhibited accelerated improvement in comparison to patients receiving placebo. These MultiStem-treated patients were also much more likely to achieve recovery in each of the key secondary endpoints, with 44.4% of these patients achieving such recovery on all three scales, compared to just 17.3% for the placebo group, a difference of 27.1% (p < 0.01). Additionally, these MultiStem patients achieved significantly higher rates of Excellent Outcome (p=0.03), and the MultiStem group showed improvement on the Cochran-Mantel-Haenszel “shift” analysis (p=0.03), which compares performance for the patient groups across the spectrum of mRS outcomes. Hospitalization duration was significantly reduced for the MultiStem-treated patients (35% lower than the average for placebo patients) and the average intensive care unit stay was also meaningfully reduced.

Preliminary analysis of biomarker data obtained from samples of study subjects indicates that MultiStem treatment reduces post-stroke inflammation compared to placebo. Furthermore, it appears that this effect is more pronounced for subjects receiving MultiStem earlier than 36 hours post-stroke. This effect is consistent with our hypothesis regarding mechanisms of action and related preclinical data, and with the clinical data suggesting faster recovery for MultiStem-treated patients. Further analyses are being undertaken, and we are preparing for the next stage of clinical development of this program.

•	Acute Myocardial Infarction: We evaluated the administration of MultiStem to patients that suffered an acute myocardial infarction, or AMI, in a Phase 1 clinical study. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded a grant for up to $2.8 million to support the advancement of this clinical program, and we are in the process of launching this Phase 2 clinical study. The Phase 2 study is evaluating the safety and efficacy of MultiStem treatment in subjects who have a non-ST elevated myocardial infarction. The study is double-blind, sham-controlled and is being conducted at leading cardiovascular centers in the United States.

•	Acute Respiratory Distress Syndrome: We were awarded a grant for up to approximately £2.0 million to support an initial trial to treat patients suffering from acute respiratory distress syndrome, or ARDS. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The medical need for a safe and effective treatment of ARDS is significant due to its high mortality rate, and it annually affects approximately 400,000 to 500,000 patients in Europe, the United States and Japan, together. The grant supporting this Phase 2a clinical trial was awarded by Innovate UK to our subsidiary, Athersys Limited in the United Kingdom, or UK, in conjunction with Catapult. We are currently preparing for the launch of this trial.

•	Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cells to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted immune cells that attack various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cells in this indication and suggested that the therapy may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. The MultiStem product has been designated as an orphan drug for the GvHD prophylaxis indication by both the United States Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, which may provide market exclusivity and other substantial incentives and benefits. We have interacted with both the FDA and EMA to finalize the design of a single registration study. In February 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Currently, we are staging this program for future registration-directed development dependent on the achievement of certain business development and financial objectives.

•	Inflammatory Bowel Disease: MultiStem therapy has been evaluated in a Phase 2 clinical study involving administration of MultiStem to patients suffering from ulcerative colitis, the most common form of inflammatory bowel disease, or IBD. This study was conducted by our collaborative partner, Pfizer Inc., or Pfizer, and we released interim results in April 2014. The interim results obtained from the trial showed that a single administration of MultiStem to a patient population with longstanding, chronic advanced disease failed to show a meaningful clinical effect at the eight-week evaluation period. Despite not showing a significant improvement compared to placebo in the primary efficacy endpoints, the MultiStem therapy demonstrated favorable safety and tolerability in the eight weeks following treatment. Furthermore, at four weeks, patients getting MultiStem treatment had a significantly higher proportion of rectal bleeding responders than placebo patients, suggesting the possibility of a transient effect from the single MultiStem dose. Subsequent analyses suggest that MultiStem treatment is having a significant impact on relevant biomarkers shortly after treatment compared to placebo, suggesting the possibility of improved benefit from a different treatment regime. Taking these results into account, following an internal portfolio review of its IBD programs, Pfizer determined that it would not invest further in this IBD program as required by the collaboration and, in May 2015, notified us of its intent to terminate the license agreement effective in the third quarter of 2015. In connection with the termination, all rights to the program reverted to us, and we are free to use preclinical and clinical data for development in this area and in other areas, including immunology and inflammatory conditions.

In addition to the programs described above, we are also conducting or supporting clinical activity in other areas, such as solid organ transplant, which is an investigator-initiated study being conducted at a leading transplant center in Europe. We are also engaged in the preparation stages for translational and clinical studies in other targeted areas. We are also pursuing the development of novel small molecule therapies to treat obesity and other conditions, such as schizophrenia.

We are routinely in discussions with third parties about collaborating in the development of MultiStem therapy for various programs and may enter into one or more business partnerships to advance these programs over time. In October 2015, we announced that we had entered into a letter of intent with a Japanese company, accompanied by a good faith payment, to collaborate on the development and commercialization of MultiStem cell therapy for several indications in Japan, including ischemic stroke. However, there can be no assurance that we will enter into a definitive agreement with the Japanese company. We are also in ongoing discussions with several companies about collaborating on the development and commercialization of MultiStem therapy in multiple areas, including ischemic stroke outside of Japan.

We are also partnered with RTI Surgical, Inc., or RTI, on the development of products for certain orthopedic applications using our stem cell technologies in the bone graft substitutes market. We began recognizing royalty revenue from product sales in 2014 and may receive other payments upon the successful achievement of certain commercial milestones.

Financial

On October 20, 2015, we and Chugai agreed to terminate the License Agreement, which we refer to as the “Agreement”, dated February 28, 2015, between the parties as a result of an inability to reach an agreement on the modification of the financial terms of the Agreement and on the development strategy of our MultiStem cell therapy for the treatment of ischemic stroke in Japan. We will retain the $10 million up-front cash payment from Chugai received in 2015, which will be recognized in full in October 2015 in connection with the termination of the collaboration. Pursuant to the terms of the Agreement, upon termination, we regained all rights for developing its stem cell technologies and products for ischemic stroke in Japan, and Chugai no longer has any license rights or options with respect to our technologies and products. Neither we nor Chugai have any further obligations to each other, and the licenses granted to Chugai to develop and commercialize MultiStem for ischemic stroke in Japan terminate.

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

We did not sell any shares under our equity purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, during the three-month period ended September 30, 2015. During the nine-month period ended September 30, 2015, we sold 4,023,719 shares of common stock at an average price of $2.58 per share to Aspire Capital, generating aggregate proceeds of approximately $10.4 million.

In February 2015, we were awarded a grant from Innovate UK, which will support a Phase 2a clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. The grant is expected to provide up to approximately £2.0 million in support over the course of the study, which will be conducted at leading clinical sites in the UK in conjunction with Catapult, a not-for-profit center focused on the development of the UK cell therapy industry.

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

Three Months Ended September 30, 2015 and 2014

Revenues. Revenues rose slightly to $0.4 million for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014 due to an increase of $0.1 million in grant revenues. Our grant revenues fluctuate from period to period based on the timing of grant-related activities and the award and expiration of new grants.

Research and Development Expenses. Research and development expenses decreased to $5.1 million for the three months ended September 30, 2015 from $5.8 million in the comparable period in 2014. The $0.7 million decrease is primarily comprised of a decrease in preclinical and clinical development costs of $0.3 million, a decrease in sponsored research costs of $0.1 million, a decrease in personnel costs of $0.1 million, a decrease in research supplies of $0.1 million and a decrease in travel costs of $0.1 million. The decrease in our preclinical and clinical development costs is primarily due to decreased manufacturing costs, clinical study costs and regulatory costs. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $1.9 million for the three months ended September 30, 2015 from $1.7 million in the comparable period in 2014. The $0.2 million increase was due primarily to an increase in consulting costs of $0.1 million and an increase in professional fees of $0.1 million compared to the same period in 2014. We expect our general and administrative expenses to continue at a similar level during the remainder of the year.

Depreciation. Depreciation expense of $0.1 million remained consistent during each of the three-month periods ended September 30, 2015 and 2014.

Other (Expense) Income, net. Other (expense) income, net, for the three-month period ended September 30, 2015 and 2014 remained relatively consistent during the periods, and was comprised of interest income, interest expense and foreign currency gains and losses.

Income from Change in Fair Value of Warrants, net. Income of $0.3 million was recognized during the three months ended September 30, 2015 for the market value change in our warrant liabilities, compared to income of $2.5 million during the comparable period in 2014. The fluctuation is primarily affected by the exercise prices of the warrants, our stock price and the remaining lives of the issued warrants.

Tax Benefit. The tax benefit relates to refundable tax credits from a foreign subsidiary.

Nine Months Ended September 30, 2015 and 2014

Revenues. Revenues decreased to $1.3 million for the nine months ended September 30, 2015 from $1.4 million in the comparable period in 2014 reflecting a $0.1 million decrease in our grant revenues. Our grant revenues fluctuate from period to period based on the timing of grant-related activities and the award of new grants.

Research and Development Expenses. Research and development expenses decreased to $16.0 million for the nine months ended September 30, 2015 from $17.8 million in the comparable period in 2014. The decrease of $1.8 million related primarily to a decrease of $1.2 million in preclinical and clinical development costs, a decrease in sponsored research costs of $0.5 million, a decrease in legal and professional fees of $0.2 million, and a decrease in travel costs of $0.1 million. These decreases were partially offset by an increase in license fees of $0.2 million. The decrease in our clinical and preclinical costs is primarily due to reduced product manufacturing costs, clinical trial costs and clinical consulting costs. Sponsored research costs decreased primarily due to a decrease in grant-funded programs involving collaboration with certain academic research institutions. The decrease in legal fees resulted from decreased patent expenses associated with patent prosecution, national filings, and interparty proceedings and related filings. The increase in license fees was related to a royalty payment due in regard to the licensing agreement with Chugai. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $5.8 million for the nine months ended September 30, 2015 from $5.3 million in the comparable period in 2014. The $0.5 million increase was due primarily to an increase in consulting fees of $0.2 million, an increase in stock based compensation of $0.2 million and an increase in legal and professional fees of $0.1 million compared to the same period in 2014. We expect our general and administrative expenses to continue at a similar level during the remainder of the year.

Depreciation. Depreciation expense of $0.2 million for the nine months ended September 30, 2015 was down slightly from the expense of $0.3 million for the comparable nine-month period ended September 30, 2014.

Other (Expense) Income, net. Other (expense) income, net, for the nine-month period ended September 30, 2015 and 2014 remained relatively consistent during the periods, and was comprised of interest income, interest expense and foreign currency gains and losses.

Income from Change in Fair Value of Warrants, net. Income of $0.6 million was recognized during the nine months ended September 30, 2015 for the market value change in our warrant liabilities, and $6.3 million of income was recognized during the nine months ended September 30, 2014. The fluctuation is primarily affected by the exercise prices of the warrants, our stock price and the remaining lives of the issued warrants.

Tax Benefit. The tax benefit relates to refundable tax credits from a foreign subsidiary.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities. At September 30, 2015, we had $28.5 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions, such as government regulations or material contractual arrangements, that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We have incurred losses since inception of our operations in 1995 and had an accumulated deficit of $307 million at September 30, 2015. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs and general and administrative costs associated with our operations. We used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

We have an equity purchase agreement with Aspire Capital, whereby Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of our common stock over a two-year period ending in November 2015, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. During the nine-month period ended September 30, 2015, we generated proceeds aggregating $10.4 million from sales of our common stock to Aspire Capital.

During the nine months ended September 30, 2015, we received proceeds of approximately $976,000 from the exercise of warrants, resulting in the issuance of 966,184 shares of common stock in the aggregate.

On October 20, 2015, we and Chugai agreed to terminate the Agreement as a result of an inability to reach an agreement on the modification of the financial terms of the Agreement and on the development strategy of our MultiStem cell therapy for the treatment of ischemic stroke in Japan. We will retain the $10 million up-front cash payment from Chugai received in 2015. Neither we nor Chugai have any further obligations to each other.

Under the terms of our RTI agreement, we are eligible to receive cash payments aggregating up to $35.5 million upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no milestone payments have been received as of September 30, 2015. In addition, we are entitled to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens, and we began receiving royalty payments in 2014.

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

In 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center, or GCIC, and the Cleveland Clinic Foundation in which we are entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain preclinical work. Interest on the loan accrues at a fixed rate of 4.25% per annum and is added to the outstanding principal. The loan is forgivable based on the achievement of a manufacturing-related milestone within three to four years. GCIC has agreed to the four-year term, with an expiration date of March 31, 2016. We had drawn $166,000 of this financing ($189,000 including accrued interest), which is recorded as a current liability at September 30, 2015.

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

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At September 30, 2015, we had available cash and cash equivalents of $28.5 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development and grant-funding opportunities. Additionally, we may raise capital from time to time through an equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2015 and $19.7 million for the nine months ended September 30, 2014, representing the use of cash in funding preclinical and clinical development activities being partially offset by the $10 million of cash received from Chugai. Net cash used in operating activities has fluctuated significantly on a quarter-to-quarter basis over the past few years primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects.

Net cash used in investing activities was $0.1 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. The fluctuations from period-to-period were due to purchases of equipment supporting our operations.

Financing activities provided cash of $11.0 million for the nine months ended September 30, 2015 related to equity sales to Aspire Capital and the exercise of common stock warrants, net of treasury stock purchases. Financing activities provided cash of $20.3 million for the nine months ended September 30, 2014 related to the January 2014 registered direct offering, the exercise of common stock warrants, and equity sales to Aspire Capital, net of treasury stock purchases.

Investors in certain of our equity offerings have received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 4.9 million shares remain outstanding at September 30, 2015 with a weighted average exercise price of $2.77 per share. The exercise of warrants could provide us with cash proceeds. During the three months ended September 30, 2015, no warrants were exercised.

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

Other important factors to consider in evaluating our forward-looking statements include:

•	our ability to raise capital to fund our operations;

•	the timing and nature of results from our MultiStem clinical trials;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials of our product candidates;

•	uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem cell therapy for the prevention of GvHD and the treatment of stroke, AMI, IBD, ARDS and other disease indications;

•	our ability to reach a definitive agreement with a Japanese company to collaborate on the development and commercialization of MultiStem cell therapy for several indications in Japan;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect and defend our intellectual property and related business operations, including the successful prosecution of our patent applications and enforcement of our patent rights, and operate our business in an environment of rapid technology and intellectual property development;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreement;

•	the success of our efforts to enter into new strategic partnerships and advance our programs, including, without limitation, in the United States, Europe and Japan;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers; and

•	the success of our competitors and the emergence of new competitors.

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

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of September 30, 2015, we had no investments. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we experienced no losses on the principal of our investments.

We enter into loan arrangements with financial institutions when needed and when available to us. At September 30, 2015, we had no borrowings outstanding other than a potentially forgivable note payable associated with local grant funding bearing fixed, forgivable interest of 4.25% per annum.

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

Changes in internal control over financial reporting

During the third quarter of 2015, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Consulting Agreement, dated as of September 1, 2015, by and between ABT Holding Company and Robert Deans.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President, Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: November 5, 2015	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement, dated as of September 1, 2015, by and between ABT Holding Company and Robert Deans.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document