Form 10-Q
period 2016-06-30
ATHERSYS, INC / NEW
filed 2016-08-09
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 4, 2016 was 84,982,125.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,837	$23,027
Available-for-sale securities	10,187	—
Accounts and other receivables	648	361
Prepaid expenses and other	999	429

Total current assets	25,671	23,817
Equipment, net	2,028	1,135
Deferred tax assets	187	177

Total assets	$27,886	$25,129

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,170	$2,702
Accrued compensation and related benefits	712	1,024
Accrued clinical trial costs	234	82
Accrued expenses	629	513
Deferred revenue	—	245
Note payable	—	190

Total current liabilities	5,745	4,756
Warrant liabilities	2,369	649
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, and 84,597,601 and 83,720,154 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	85	84
Additional paid-in capital	324,834	322,582
Accumulated deficit	(305,147)	(302,942)

Total stockholders’ equity	$19,772	19,724

Total liabilities and stockholders’ equity	$27,886	$25,129

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Contract revenue	$136	$49	$15,260	$155
Grant revenue	459	167	793	792

Total revenues	595	216	16,053	947
Costs and expenses
Research and development	5,824	5,261	12,487	10,928
General and administrative	1,985	1,924	4,001	3,810
Depreciation	67	65	134	136

Total costs and expenses	7,876	7,250	16,622	14,874

Loss from operations	(7,281)	(7,034)	(569)	(13,927)
Income (expense) from change in fair value of warrants, net	301	5,957	(1,880)	354
Other income, net	11	25	221	39

Loss before income taxes	(6,969)	(1,052)	(2,228)	(13,534)
Income tax benefit	13	17	22	17

Net loss and comprehensive loss	$(6,956)	$(1,035)	$(2,206)	$(13,517)

Net loss per share, basic	$(0.08)	$(0.01)	$(0.03)	$(0.17)
Weighted average shares outstanding, basic	84,341,401	82,843,739	84,061,257	81,022,337
Net loss per share, diluted	$(0.08)	$(0.05)	$(0.03)	$(0.17)
Weighted average shares outstanding, diluted	85,416,506	83,562,405	84,061,257	81,022,337

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities
Net loss	$(2,206)	$(13,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	134	136
Income from forgiveness of note payable	(190)	—
Stock-based compensation	1,430	1,456
Change in fair value of warrant liabilities	1,880	(354)
Amortization of premium of available-for-sale-securities	16	—
Changes in operating assets and liabilities:
Accounts receivable	(287)	(1,688)
Prepaid expenses and other assets	(580)	87
Accounts payable and accrued expenses	900	(769)
Deferred revenue	(245)	9,925

Net cash provided by (used in) operating activities	852	(4,724)
Investing activities
Purchases of available-for-sale securities	(10,203)	—
Purchases of equipment	(503)	(73)

Net cash used in investing activities	(10,706)	(73)
Financing activities
Proceeds from issuance of common stock, net	874	10,371
Purchase of treasury stock	(327)	(331)
Proceeds from exercise of warrants	117	976

Net cash provided by financing activities	664	11,016

(Decrease) increase in cash and cash equivalents	(9,190)	6,219
Cash and cash equivalents at beginning of the period	23,027	26,127

Cash and cash equivalents at end of the period	$13,837	$32,346

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Six-Month Periods Ended June 30, 2016 and 2015

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

2. Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and the new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have adopted this ASU in the first quarter of 2016 on a prospective basis and, therefore, the adoption did not impact prior period financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets, but recognize expenses on their income statements in a manner similar to current accounting practice. Under the guidance, lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The guidance is effective for the annual periods beginning after December 15, 2018 and interim periods thereafter, with early adoption permitted. We are in the process of evaluating the impact the new guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted, provided that all amendments are adopted in the same period. We are currently evaluating the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.

3. Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The table below reconciles the net loss and the number of shares used to calculate basic and diluted net loss per share for the three- and six-month periods ended June 30, 2016 and 2015, in thousands, except per share data.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders, basic	$(6,956)	$(1,035)	$(2,206)	$(13,517)
Less: income from change in fair value of warrants	(203)	(3,074)	—	—

Net loss attributable to common stockholders used to calculate diluted net loss per share	$(7,159)	$(4,109)	$(2,206)	$(13,517)

Denominator:
Weighted-average shares outstanding, basic	84,341	82,844	84,061	81,022
Potentially dilutive common shares outstanding:
Warrants	1,076	718	—	—

Weighted-average shares used to calculate diluted net loss per share	85,417	83,562	84,061	81,022

Basic earnings per share	$(0.08)	$(0.01)	$(0.03)	$(0.17)
Dilutive earnings per share	$(0.08)	$(0.05)	$(0.03)	$(0.17)

We have outstanding stock-based awards and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock-based awards	11,212,175	9,295,631	11,212,175	9,295,631
Warrants	1,500,000	2,810,000	3,438,527	4,864,893

Total	12,712,175	12,105,631	14,650,702	14,160,524

4. Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

		Fair Value Measurements at June 30, 2016 Using
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities:
U.S. government-backed municipal bonds	$1,856	$—	$1,856	$—
Bank certificates of deposit, FDIC-insured	$8,331	$—	$8,331	$—

Total available-for-sale securities	$10,187	$—	$10,187	$—

Liabilities:
Warrant liabilities	$2,369	$—	$—	$2,369

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of our U.S. government-backed municipal bonds, representing a level 2 fair value measure, is based on market pricing for similar assets using third party certified pricing sources. The estimated fair value of our FDIC-insured bank certificates of deposit, representing a level 2 fair value measure, is based on third party calculated pricing, taking into consideration amortization and constant yield principles. The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility. The fair value of the warrants is determined using probability weighted-average assumptions, when appropriate. The following inputs were used at June 30, 2016:

	Expected Volatility	Risk-Free Interest Rate	Expected Life
Warrants with one year or less remaining term	62.22% – 79.52%	0.20% – 0.36%	0.04 – 0.70 year

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

	Three months ended June 30, 2016		Six months ended June 30, 2016
Balance April 1, 2016	$2,830	Balance January 1, 2016	$649
Settlements from exercise	(160)	Settlements from exercise	(160)
Income for the period	(301)	Loss for the period	1,880

Balance June 30, 2016	$2,369	Balance June 30, 2016	$2,369

Investments

The following is a summary of available-for-sale securities (in thousands) at June 30, 2016, and we had no available-for-sale securities at December 31, 2015:

	Cost or Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
June 30, 2016:

U.S. government-backed municipal bonds	$1,856	$—	$—	$1,856
Bank certificates of deposit, FDIC-insured	8,331	—	—	8,331

	$10,187	$—	$—	$10,187

All of our available-for-sale securities are in U.S. government-backed municipal bonds and FDIC-insured bank certificates of deposit. We had no realized gains or losses during the first six months of 2016. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. There were no net unrealized gains or losses on available-for-sale securities as of June 30, 2016.

All of our available-for-sale securities at June 30, 2016 have a contractual maturity of one year or less, and actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

In January 2016, a $190,000 loan, including accrued interest, related to a 2012 local grant was forgiven according to its terms based on our achievement of certain milestones, and the forgiveness was recognized as other income in the consolidated statement of operations and comprehensive loss.

5. Insurance Recovery

In May 2016, a flood caused damage to our primary facilities that required the reconstruction of certain laboratory space that will occur over the next several months. The damaged items included fully-depreciated leasehold improvements under an operating lease and laboratory supplies, all of which were covered by insurance and are being replaced at replacement cost. The expenses associated with the flood damage, e.g., removal, disposal, clean-up and insurance deductible, are recorded in operating results and recognized in the consolidated statement of operations and comprehensive loss. Insurance recovery proceeds have been recognized in the consolidated statement of operations and comprehensive loss as of June 30, 2016 to the extent of the losses recognized as of June 30, 2016, and include proceeds received subsequent to June 30, 2016. While we expect to receive additional insurance recovery proceeds, such amounts represent a gain contingency. Any further contingent gain on insurance proceeds that may be received in the future will be recognized when the contingency is resolved and the amount is realizable.

6. Collaborative Arrangements and Revenue Recognition

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

Under the terms of the Healios Agreement, we received a nonrefundable, up-front cash payment of $15 million from Healios, the majority of which was received in January 2016. If Healios exercises its option to expand the collaboration, we will be entitled to receive a cash payment of $10 million. Healios may exercise its option to expand the collaboration prior to certain milestone dates that are expected to occur within the next two years.

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

We were unable to establish vendor-specific objective evidence of selling price or third-party evidence for either the license or the services, and thus, instead, allocated the arrangement consideration between the license and the services based on their relative selling prices using a best estimate of selling price (“BESP”). We developed the BESP of the license using a probability weighted, discounted cash flow analysis using the income approach, taking into consideration market assumptions including the estimated development and commercialization timeline, data regarding patient population, discount rate related to our industry, and probability of success using market data for both our industry and therapeutic field. We estimated the BESP of the manufacturing services and certain near-term regulatory advisory services using actual historical experience and best estimates of the cost of obtaining these services at arm’s length from a third-party provider, including an estimated mark-up. As a result of the analysis, we allocated $15 million to the license, which represents the amount of consideration that is allocable pursuant to the relative selling price and is not contingent upon delivery of additional items under the Healios Agreement. The license was delivered and recognized as revenue in January 2016.

Other contingent deliverables that were not accounted for at the inception of the arrangement, and will not be accounted for until the contingency is resolved, included the potential expansion of the collaboration to include additional indications, and the milestones that are not substantive since they are dependent on the activities of Healios. Further, the Healios arrangement contemplates our providing manufacturing services for commercial product supply, the terms of which are not defined and are to be agreed upon in the future under a separate supply agreement.

Upon the removal of the contingencies associated with each of the potential contingent deliverables, including the expansion fee, milestone payments and/or commercial product supply, we will reevaluate the overall arrangement, including the estimated selling prices and the allocation of the overall consideration of the arrangement, with any changes in estimates accounted for on a prospective basis.

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

7. Stock-based Compensation

We have two equity incentive plans that authorize an aggregate of 21,500,000 shares of common stock for awards to employees, directors and consultants, which includes an amendment approved by our stockholders and made to the primary plan in June 2016 to increase the shares of common stock available to awards. In the three-month period ended June 30, 2016, we granted 2,403,792 stock options and 931,760 restricted stock units to our employees and directors pursuant to our annual incentive programs. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of June 30, 2016, a total of 3,226,266 shares of common stock have been issued under our equity incentive plans as vested restricted stock units or exercised stock options.

As of June 30, 2016, a total of 7,061,559 shares of common stock were available for issuance under our equity incentive plans, and stock-based awards to purchase 11,212,175 shares of common stock were outstanding. For the three-month periods ended June 30, 2016 and 2015, stock-based compensation expense was approximately $722,000 and $705,000, respectively. At June 30, 2016, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $8.1 million, which is expected to be recognized by the end of 2020 using the straight-line method.

8. Issuance of Common Stock and Warrants

Aspire Capital

We currently have in place an equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) that was entered into in December 2015, and which provides that Aspire Capital is committed to purchase shares of our common stock up to an aggregate amount of $30.0 million over a three-year term, subject to our election to sell any such shares. We had previously entered into similar equity purchase agreements with Aspire Capital in 2011 and 2013 with purchase commitments of $20 million and $25 million, respectively.

Under the current equity facility, we issued 250,000 shares of our common stock to Aspire Capital as a commitment fee in December 2015, which are accounted for as a cost of the offering, and we filed a registration statement for the resale of 16,600,000 shares of common stock in connection with the equity facility. During the second quarter of 2016, we sold 200,000 shares to Aspire Capital under the current equity purchase agreement at an average price of $2.25 per share, generating aggregate proceeds of $449,000, and during the six-month period ended June 30, 2016, we sold 400,000 shares of common stock at an average price of $2.19 per share, generating aggregate proceeds of $877,000.

Warrants

As of June 30, 2016, we had the following outstanding warrants to purchase shares of common stock:

Number of Underlying Shares	Exercise Price	Expiration
1,938,527	$1.01	March 14, 2017
1,500,000	$4.50	July 15, 2016

3,438,527

During the three-month period ending June 30, 2016, warrants to purchase 116,366 shares of common stock were exercised.

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

The warrants that we issued in the January 2014 registered direct offering contain a provision for a cash payment in the event that the shares are not delivered to the holder within two trading days. The cash payment equals $10 per day per $2,000 of warrant shares for each day late. The warrants we issued in the March 2012 private placement contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black Scholes value of the remaining unexercised portion of the warrant. Further, the March 2012 warrants include price protection in the event we sell stock below the exercise price, as defined.

The warrants have been classified as liabilities, as opposed to equity, due to the potential adjustment to the exercise price that could result upon late delivery of the shares or potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at each balance sheet date.

10. Income Taxes

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

As a result of our October 2012 equity offering, the utilization of our net operating loss and tax credit carryforwards generated prior to October 2012 is substantially limited under Section 382 of the Internal Revenue Code. U.S. federal net operating loss carryforwards, research and development tax credits, and state and local net operating loss carryforwards generated after October 2012, as well as foreign net operating loss carryforwards and foreign tax credits, are not subject to annual limitations. We recognize refundable tax benefits related to research and development credits associated with one of our foreign subsidiaries.

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

Current Programs

To date, we have advanced several MultiStem cell therapy programs to the clinical development stage, including the following:

•	Ischemic Stroke: We completed our Phase 2 study of MultiStem treatment of subjects suffering a moderate to severe ischemic stroke. In April 2015, we announced the interim results from the clinical study, and in February 2016, we announced the one-year follow-up data and final results from the study. Our double blind, placebo-controlled, randomized trial was conducted at 33 leading stroke centers across the United States and the United Kingdom, or UK. In the study, we treated patients one to two days after a stroke. Published studies suggest that approximately 90% of ischemic stroke patients reach the hospital within 24 hours. By contrast, the current standard of care, thrombolytic tPA, must be administered within 3 to 4.5 hours after a stroke, limiting the proportion of patients receiving such treatment to less than 10% of ischemic stroke patients. Patients were assessed at 90 days and one-year in accordance with three well validated and commonly utilized clinical rating scales that are used to assess recovery. These include the Modified Rankin Score, or mRS (which is a scale from 0 to 6, with a score of 0 reflecting no patient disability and 6 indicating death), assessing overall disability; the NIH Stroke Scale, or NIHSS, which assesses neurological and motor skill deficit (a scale from 0 to 42, with a score of 0 reflecting no disability, and 42 reflecting maximum disability in every category) assessing neurological and motor skill deficits; and the Barthel Index, or BI, (a 100 point index, with a score of 100 representing the best possible score) evaluating the patient’s ability to engage in activities of daily living.

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

In addition, analyses show that patients who received MultiStem treatment earlier (24 to 36 hours post-stroke) in the study’s treatment window had better recovery in comparison to all placebo patients. For example, at 90 days post-stroke, patients who were treated with MultiStem within 24 to 36 hours of the stroke (i.e., consistent with our original study design) had much better outcomes compared to placebo patients as measured by recovery in each of the key secondary endpoints: mRS ≤ 2, NIHSS Δ ≥75% and BI ≥95. Specifically, 41.9% of the MultiStem-treated patients achieved good or excellent recovery in all three clinical scales, compared to only 24.6% of all patients receiving placebo, a difference of 17.3% (p = 0.08). Additionally, MultiStem subjects had a significantly lower rate of secondary infections than placebo subjects (16.1% v. 47.5%, p<0.01) and of average initial hospital days (6.8 v. 9.8, p=0.02). At one year, such early-treated MultiStem patients had a significantly higher rate of Excellent Outcome than all placebo subjects (29.0% v. 8.2%, p<0.01).

Furthermore, we evaluated the recovery at 90 days of patients who received treatment with MultiStem within 24 to 36 hours post stroke versus all patients receiving placebo, excluding in both groups patients who received both tPA and mechanical reperfusion (and who were excluded in the original trial design). In this post-hoc analysis, patients in the MultiStem group were more than two times as likely as the placebo group to achieve global recovery based on the Global Test Statistic – the primary endpoint (p=0.06), demonstrated substantially better performance in the three component secondary endpoints, and also exhibited accelerated improvement in comparison to patients receiving placebo. These MultiStem-treated patients were also much more likely to achieve recovery in each of the key secondary endpoints, with 44.4% of these patients achieving such recovery on all three scales, compared to just 17.3% for the placebo group, a difference of 27.1% (p < 0.01). Additionally, these MultiStem patients achieved significantly higher rates of Excellent Outcome (p=0.03), and patients in the MultiStem group showed improvement on the mRS “shift” analysis (p=0.03), which compares performance for the patient groups across the spectrum of mRS outcomes. Hospitalization duration was significantly reduced for the MultiStem-treated patients (35% lower than the average for placebo patients) and the average intensive care unit stay was also meaningfully reduced. One-year follow-up data demonstrates that MultiStem-treated subjects, on average, continued to improve relative to placebo with significant differences in Excellent Outcome (29.6% v. 5.8%, p<0.01), the “shift” analysis (p=0.04) and Barthel Index (67.7% v. 38.5%, p=0.02).

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

If the MultiStem therapy is proven effective in a registrational study, this would represent a substantial increase in the time window for treatment for ischemic stroke victims, which currently is limited to several hours. We are actively preparing for the next stage of clinical development of this program and are engaged in discussions with the Pharmaceuticals and Medical Devices Agency in Japan, or PMDA, in conjunction with our development partner Healios, as well as with the U.S. Food and Drug Administration, or FDA, and other regulators.

•	Acute Myocardial Infarction: We recently initiated a Phase 2 clinical study in the United States for the administration of MultiStem cell therapy to patients that have suffered an acute myocardial infarction, or AMI. We previously evaluated the administration of MultiStem to patients that suffered an AMI in a Phase 1 clinical study. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded a grant for up to $2.8 million in funding to support the advancement of this clinical program, and we are currently enrolling patients in our Phase 2 clinical study, evaluating the safety and efficacy of MultiStem treatment in subjects who have a non-ST elevated myocardial infarction. The study is double-blind, sham-controlled and is being conducted at leading cardiovascular centers in the United States. Since the rate of enrollment in this study has been below our expectations based on our historical data, we are taking steps to increase enrollment rates, including through protocol amendments.

•	Acute Respiratory Distress Syndrome: We have also initiated a clinical study for the treatment of acute respiratory distress syndrome, or ARDS, in the UK and in the United States. In 2015, we were awarded a grant from Innovate UK for up to approximately £2.0 million in support of a Phase 2a clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The medical need for a safe and effective treatment of ARDS is significant due to its high mortality rate, and it annually affects approximately 400,000 to 500,000 patients in Europe, the United States and Japan, together. The Phase 2a clinical trial is currently enrolling patients.

•	Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted cells that trigger an attack against various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cell therapy in this indication and suggested that the treatment may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. We were granted orphan drug designation by the FDA and the European Medicines Agency, or EMA, for MultiStem treatment in the prevention of GvHD. In February 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Subsequently, our registration study design received a positive opinion from the EMA through the Protocol Assessment/Scientific Advice procedure. Furthermore, in December 2015, the proposed registration study received Special Protocol Assessment designation from the FDA, meaning that the trial is adequately designed to support a biologics license application, or BLA, submission for registration if it is successful. Currently, we are staging this program for future registration-directed development dependent on the achievement of certain business development and financial objectives.

We are also conducting or supporting clinical activity in other areas, such as solid organ transplant, which is an investigator-initiated study being conducted at a leading transplant center in Europe. We continue to be engaged in the preparation stages for translational and clinical studies in several other targeted areas.

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

We are actively engaged in process development initiatives intended to enable increased manufacturing scale, reduced production costs, and enhanced process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investment are meant to improve our ability to meet potential commercial demand in the event of eventual regulatory approval.

In January 2016, we entered into a license agreement with HEALIOS K.K., or Healios, to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan, and to provide Healios with access to our proprietary MAPC®, for use in Healios’ proprietary “organ bud” program, initially for transplantation to treat liver disease or dysfunction. Under the agreement, Healios also obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which include ARDS and another indication in the orthopedic area, as well as all indications for the “organ bud” program. Healios will develop and commercialize the MultiStem product in Japan, and we will provide the manufactured product to Healios.

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

Financial

In connection with our January 2016 license agreement with Healios, we received a non-refundable up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election. If Healios expands the collaboration, we will be entitled to receive an additional cash payment of $10 million, which we refer to as the Expansion Option. The Expansion Option must be exercised by the later of (i) December 31, 2016 and (ii) the receipt of the initial results from Athersys’ ongoing ARDS clinical trial.

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

If Healios exercises the Expansion Option to expand the collaboration to include ARDS and another indication in the orthopedic area, we would be entitled to receive royalties from product sales and success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications. We are also entitled to receive a fractional royalty percentage on net sales of the “organ bud” products. Additionally, we have a right of first negotiation for commercialization of an “organ bud” product in North America, with such right expiring on the later of (i) the date five years from the effective date of the license agreement and (ii) 30 days after authorization to initiate clinical studies on an “organ bud” product under the first investigational new drug application or equivalent in Japan, North America or the European Union.

In June 2016, a flood caused damage to our primary facilities that required the reconstruction of certain laboratory space that will occur over the next several months. The damaged items included fully-depreciated leasehold improvements under an operating lease and laboratory supplies, all of which were covered by insurance and are being replaced at replacement cost. To date, we have only recognized insurance proceeds to the extent of the losses for the period, netting to zero at June 30, 2016. Any further contingent gain on insurance proceeds that may be received in the future will be recognized when the contingency is resolved and the amount is realizable, which is expected in the third quarter of 2016.

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

Three Months Ended June 30, 2016 and 2015

Revenues. Revenues increased to $0.6 million for the three months ended June 30, 2016 from $0.2 million in the comparable period in 2015 due to an increase of $0.1 million in contract revenues related to royalty revenue from our collaboration with RTI and a $0.3 million increase in grant revenue. Grant revenue may fluctuate from period to period based on the timing of grant-related activities and the award and expiration of new grants.

Research and Development Expenses. Research and development expenses increased to $5.8 million for the three months ended June 30, 2016 from $5.3 million for the comparable period in 2015. The $0.5 million increase is primarily associated with increased clinical and preclinical development costs of $0.7 million partially offset by decreases in legal and professional fees. The increase in our clinical and preclinical costs is primarily due to increased process development activities to support large-scale manufacturing, and clinical product manufacturing costs during the period, partially offset by a decrease in costs for our stroke B01-02 study that concluded in the spring of 2016. Qur research and development expenses are tracking higher in 2016 as compared to 2015, which was expected based on our clinical and process development activities and plans. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses were consistent at $2.0 million for the three months ended June 30, 2016 and $1.9 million in the comparable period in 2015. We expect our general and administrative expenses to be somewhat higher in 2016 as compared to 2015.

Depreciation. Depreciation expense was consistent at $67,000 for the three months ended June 30, 2016 and $65,000 in the comparable period in 2015. We expect our depreciation expense to be higher in 2016 as compared to 2015 as a result of our investment in equipment required for our process development activities, combined with the replacement assets resulting from the flood at our facilities in June 2016.

Income (expense) from Change in Fair Value of Warrants, net. Income of $0.3 million was recognized during the three months ended June 30, 2016 for the market value change in our warrant liabilities, compared to $6.0 million in the comparable period in 2015, reflecting primarily changes in our stock price.

Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.

Income Tax Benefit. The income tax benefit in 2016 and 2015 represents refundable foreign tax credits.

Six Months Ended June 30, 2016 and 2015

Revenues. Revenues increased to $16.1 million for the six months ended June 30, 2016 from $0.9 million in the comparable period in 2015, reflecting the upfront license fee of $15 million from our Healios collaboration in the first quarter of 2016.

Research and Development Expenses. Research and development expenses increased to $12.5 million for the six months ended June 30, 2016 from $10.9 million in the comparable period in 2015. The increase of $1.6 million related primarily to an increase in clinical and preclinical costs of $1.5 million and an increase in research supplies of $0.2 million. These increases were partially offset by a decrease in stock-based compensation fees of $0.1 million. The increase in our clinical and preclinical costs is primarily due to increased process development activities to support large-scale manufacturing, and clinical product manufacturing costs, partially offset by a decrease in costs for our stroke B01-02 study that concluded in the spring of 2016. The increase in research supplies was due to an increase in internal process development activities. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $4.0 million for the six months ended June 30, 2016 from $3.8 million in the comparable period in 2015. The $0.2 million increase was due primarily to an increase in salary and benefits and stock-based compensation compared to the same period in 2015.

Depreciation. Depreciation expense remained consistent at $0.1 million for the six-month period ended June 30, 2016 and the comparative period ended June 30, 2015.

Income (expense) from Change in Fair Value of Warrants, net. Expense of $1.9 million was recognized during the six months ended June 30, 2016 for the market value change in our warrant liabilities, compared to income of $0.4 million in the comparable period in 2015. This decrease is primarily due to changes in our stock price and the exercise of warrants during the periods.

Other Income, net. Other income, net, was $221,000 for the six-month period ended June 30, 2016 and $39,000 for the comparable 2015 period, and is typically comprised of interest income and expense, foreign currency gains and losses, and tax credits. However, we recognized other income of $190,000 from a loan that was forgiven in the first quarter of 2016.

Income Tax Benefit. The income tax benefit in 2016 and 2015 represents refundable foreign tax credits.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities. At June 30, 2016, we had $24.0 million in investments and cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We incurred losses since inception of operations in 1995 and had an accumulated deficit of $305 million at June 30, 2016. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

We have an equity purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, whereby Aspire Capital is committed to purchase up to an aggregate of $30 million of shares of our common stock over a three-year period ending in January 2019, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. During the three-month period ended June 30, 2016, we generated net proceeds aggregating $449,000 from sales of our common stock to Aspire Capital at an average price per share of $2.25 per share.

In connection with our January 2016 license agreement with Healios, we received an up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election with an additional cash payment of $10 million. Healios may exercise its option to expand the collaboration by the later of (i) December 31, 2016 and (ii) the receipt of the initial results from our ongoing ARDS clinical trial. For the ischemic stroke indication, we may also receive additional success-based development, regulatory approval and sales milestones aggregating up to $225 million. We will also receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Additionally, we will receive payments for product supplied to Healios under a manufacturing supply agreement.

If Healios exercises the option to expand to collaboration, we would be entitled to receive royalties from product sales and success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications, as well as a fractional royalty percentage on net sales of the “organ bud” products. Additionally, we have a right of first negotiation for commercialization of an “organ bud” product in North America, with such right expiring on the later of (i) the date five years from the effective date of the license agreement and (ii) 30 days after authorization to initiate clinical studies on an “organ bud” product under the first investigational new drug application or equivalent in Japan, North America or the European Union.

Under the terms of our RTI agreement, we are eligible to receive cash payments aggregating up to $35.5 million upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no milestone payments have been received as of June 30, 2016. In addition, we are entitled to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens, and we began receiving royalty payments in 2014.

We are obligated to pay the University of Minnesota a sublicense fee or a royalty based on worldwide commercial sales of licensed products if covered by a valid licensed patent. The low single-digit royalty rate may be reduced if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product. As of June 30, 2016, we have paid no royalties to the University of Minnesota and have paid sublicense fees from time-to-time in connection with our collaborations. In connection with our expanding intellectual property portfolio, we periodically enter into other academic license agreements, which are typically specific to patents in a specific field.

In January 2016, a $190,000 loan, including accrued interest, related to a 2012 local grant was forgiven according to its terms based on our achievement of certain milestones

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At June 30, 2016, we had available cash and cash equivalents and investments of $24.0 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development, achievement of milestones under our collaborations, and grant-funding opportunities. Additionally, we may raise capital from time to time through our equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2016 compared to cash used of $(4.7) million for the six months ended June 30, 2015, reflecting the approximately $15 million of cash received from Healios in January 2016 and $8.0 million of cash received from Chugai Pharmaceuticals in the first half of 2015 ($10 million up-front payment less $2 million that was temporarily withheld by Japanese taxing authorities at that time), and the use of cash in funding preclinical and clinical development activities. Net cash provided by (used) in operating activities has fluctuated significantly on a quarter-to-quarter basis over the past few years primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs, and manufacturing process development projects. We expect the cash used for operating activities to increase in 2016, as compared to 2015, due to our planned clinical and process development activities.

Net cash used by investing activities was $10.7 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase in the 2016 period related to $10.2 million of investment purchases, with the remainder of the increase related to purchases of equipment primarily for our process development projects. Purchases of equipment were $0.5 million and $0.1 million for the first six months of 2016 and 2015, respectively. We expect our 2016 annual capital equipment expenditures to be higher than 2015 in support of our manufacturing process development activities and our leasehold improvements to increase as a result of the flood in June 2016.

Financing activities provided cash of $0.7 million for the six months ended June 30, 2016 related primarily to equity sales to Aspire Capital and the exercise of common stock warrants, net of treasury stock purchases. Financing activities provided cash of $11.0 million for the six months ended June 30, 2015 related primarily to equity sales to Aspire Capital and the exercise of common stock warrants.

Investors in certain of our equity offerings have received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of approximately 1.9 million shares currently remain outstanding with an exercise price of $1.01 per share (was 3.4 million at June 30, 2016, and 1.5 million expired in July 2016). The exercise of these warrants could provide us with cash proceeds.

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

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government obligations, government-backed municipal bonds and FDIC-insured bank certificates of deposit. As of June 30, 2016, all of our investments were in U.S. government-backed municipal bonds and FDIC-insured bank certificates of deposit. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we experienced no losses on the principal of our investments.

We have entered into loan arrangements with financial institutions when needed and when available to us. At June 30, 2016, we had no borrowings or borrowing arrangements outstanding.

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

Changes in internal control over financial reporting

During the last fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2016, we sold an aggregate of 200,000 shares of common stock to Aspire Capital at an average purchase price of $2.25 per share. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (Millions)
April 1–30, 2016	—	$—	—	—
May 1–31, 2016	—	—	—	—
June 1–30, 2016	70,988	2.16	—	—

Total	70,988	$2.16	—	—

(1)	Consists of common shares surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting and/or exercise of awards under the Company’s equity-based compensation plans.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-212119) filed with the Securities and Exchange Commission on June 20, 2016).

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Senior Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Senior Vice President, Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: August 9, 2016	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Senior Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-212119) filed with the Securities and Exchange Commission on June 20, 2016).

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Senior Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document