Form 10-Q
period 2016-09-30
ATHERSYS, INC / NEW
filed 2016-11-09
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 1, 2016 was 85,498,369.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,309	$23,027
Available-for-sale-securities	11,070	—
Accounts receivable	298	361
Prepaid expenses and other	855	429

Total current assets	20,532	23,817
Equipment, net	2,597	1,135
Deferred tax assets	190	177

Total assets	$23,319	$25,129

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,603	$2,702
Accrued compensation and related benefits	912	1,024
Accrued clinical trial costs	98	82
Accrued expenses	548	513
Deferred revenue	—	245
Note payable	—	190

Total current liabilities	5,161	4,756
Warrant liabilities	2,134	649
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, and 85,498,369 and 83,720,154 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	85	84
Additional paid-in capital	327,092	322,582
Accumulated deficit	(311,153)	(302,942)

Total stockholders’ equity	16,024	19,724

Total liabilities and stockholders’ equity	$23,319	$25,129

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Contract revenue	$150	$39	$15,410	$194
Grant revenue	161	357	954	1,149

Total revenues	311	396	16,364	1,343
Costs and expenses
Research and development	5,263	5,089	17,750	16,018
General and administrative	1,830	1,941	5,831	5,751
Depreciation	114	66	248	201

Total costs and expenses	7,207	7,096	23,829	21,970
Gain from insurance proceeds, net	682	—	682	—

Loss from operations	(6,214)	(6,700)	(6,783)	(20,627)
Income (expense) from change in fair value of warrants, net	191	255	(1,689)	609
Other income (loss), net	7	(79)	228	(31)

Loss before income taxes	(6,016)	(6,524)	(8,244)	(20,049)
Income tax benefit	12	27	34	35

Net loss and comprehensive loss	$(6,004)	$(6,497)	$(8,210)	$(20,014)

Net loss per share, basic	$(0.07)	$(0.08)	$(0.10)	$(0.24)
Weighted average shares outstanding, basic	84,928,198	83,140,864	84,352,347	81,736,273
Net loss per share, diluted	$(0.07)	$(0.08)	$(0.10)	$(0.24)
Weighted average shares outstanding, diluted	85,896,993	83,425,669	84,352,347	82,572,984

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities
Net loss	$(8,210)	$(20,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	248	201
Income from forgiveness of note payable	(190)	—
Stock-based compensation	2,177	2,187
Gain from insurance proceeds, net	(682)	—
Change in fair value of warrant liabilities	1,689	(609)
Changes in operating assets and liabilities:
Accounts receivable	63	379
Prepaid expenses and other	(262)	55
Accounts payable and accrued expenses	765	(529)
Deferred revenue	(245)	9,925

Net cash used in operating activities	(4,647)	(8,405)
Investing activities
Purchase of available-for-sale-securities	(15,903)	—
Sales of available-for-sale-securities	4,830	—
Purchases of equipment	(1,635)	(99)
Proceeds from insurance	507	—

Net cash used in investing activities	(12,201)	(99)
Financing activities
Proceeds from issuance of common stock, net	2,386	10,371
Purchase of treasury stock	(418)	(437)
Proceeds from exercise of warrants	162	976

Net cash provided by financing activities	2,130	10,910

(Decrease) increase in cash and cash equivalents	(14,718)	2,406
Cash and cash equivalents at beginning of the period	23,027	26,127

Cash and cash equivalents at end of the period	$8,309	$28,533

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Nine-Month Periods Ended September 30, 2016 and 2015

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, which delays the effective date by one year, making the new standard effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are in the process of evaluating, but have not determined, the impact that the adoption of ASU 2-09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether it has plans to alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016, i.e., for year-end 2016 and interim periods thereafter, with early adoption permitted. We will adopt ASU 2014-15 as required and are evaluating the impact the new guidance will have on our year-end disclosures.

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

3. Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The table below reconciles the net loss and the number of shares used to calculate basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2016 and 2015, in thousands, except per share data.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders - Basic	$(6,004)	$(6,497)	$(8,210)	$(20,014)
Less: income from change in fair value of warrants	(191)	(220)	—	(196)

Net loss attributable to common stockholders used to calculate diluted net loss per share	$(6,195)	$(6,717)	$(8,210)	$(20,210)

Denominator:
Weighted-average shares outstanding - Basic	84,928	83,141	84,352	81,736
Potentially dilutive common shares outstanding:
Warrants	969	285	—	837

Weighted-average shares used to calculate diluted net loss per share	85,897	83,426	84,352	82,573

Basic earnings per share	$(0.07)	$(0.08)	$(0.10)	$(0.24)
Dilutive earnings per share	$(0.07)	$(0.08)	$(0.10)	$(0.24)

We have outstanding stock-based awards and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock - based awards	10,840,306	8,455,885	10,840,306	8,455,885
Warrants	—	2,810,000	1,893,527	2,810,000

Total	10,840,306	11,265,885	12,733,833	11,265,885

4. Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 (in thousands):

		Fair Value Measurements at September 30, 2016 Using
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities:
U.S. government-backed agency and municipal bonds	$2,277	—	$2,277	—
Bank certificates of deposit, FDIC-insured	$8,793	—	$8,793	—

Total available-for-sale securities	$11,070	—	$11,070	—

Liabilities:
Warrant liabilities	$2,134	—	—	$2,134

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of our U.S. government-backed municipal bonds, representing a level 2 fair value measure, is based on market pricing for similar assets using third party certified pricing sources. The estimated fair value of our FDIC-insured bank certificates of deposit, representing a level 2 fair value measure, is based on third party calculated pricing, taking into consideration amortization and constant yield principles. The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility. The fair value of the warrants is determined using probability weighted-average assumptions, when appropriate. The following inputs were used at September 30, 2016:

	Expected Volatility	Risk-Free Interest Rate	Expected Life
Warrants with one year or less remaining term	55.78%	0.45%	0.45 year

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

	Three months ended September 30, 2016		Nine months ended September 30, 2016
Balance July 1, 2016	$2,369	Balance January 1, 2016	$649
Settlements from exercise	(44)	Settlements from exercise	(204)
Income for the period	(191)	Expense for the period	1,689

Balance September 30, 2016	$2,134	Balance September 30, 2016	$2,134

The following is a summary of available-for-sale securities (in thousands) at September 30, 2016, and we had no available-for-sale securities at December 31, 2015:

	Cost or Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
September 30, 2016:

U.S. government-backed agency and municipal bonds	$2,277	$—	$—	$2,277
Bank certificates of deposit, FDIC-insured	8,793	—	—	8,793

Total available-for-sale securities	$11,070	$—	$—	$11,070

All of our available-for-sale securities are in U.S. government-backed municipal bonds and FDIC-insured bank certificates of deposit. We had no realized gains or losses during the first nine months of 2016. Unrealized gains and losses on our available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity within accumulated other comprehensive income until realized. When available-for-sale securities are sold in the future, the cost of the securities will be specifically identified and used to determine any realized gain or loss. There were no net unrealized gains or losses on available-for-sale securities as of September 30, 2016.

All of our available-for-sale securities at September 30, 2016 have a contractual maturity of one year or less, and actual maturities may differ from contractual maturities because the issuers of the securities may have the right to repay the obligations without prepayment penalties.

In January 2016, a $190,000 loan, including accrued interest, related to a 2012 local grant was forgiven according to its terms based on our achievement of certain milestones, and the forgiveness was recognized as other income in the consolidated statement of operations and comprehensive loss.

5. Insurance Recovery

In May 2016, a flood caused damage to our primary facilities that required the reconstruction of certain laboratory space over the past several months. The damaged items included fully-depreciated leasehold improvements under an operating lease and laboratory supplies, all of which were covered by insurance and are being replaced at replacement cost. The net insurance recovery gain of $682,000 included in the operating results of the consolidated statement of operations and comprehensive loss as of September 30, 2016 includes the losses associated with the flood damage (e.g., removal, disposal, clean-up, insurance deductible) and the insurance proceeds received. The net amount reflects a gain as of September 30, 2016 since most of the replacement cost was capitalized as leasehold improvements. Any further contingent gain on insurance proceeds that may be received in the future will be recognized when the contingency is resolved and the amount is realizable.

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

Under the terms of the Healios Agreement, we received a nonrefundable, up-front cash payment of $15 million from Healios. If Healios exercises their option to expand the collaboration, we will be entitled to receive a cash payment of $10 million. Healios may exercise its option to expand the collaboration prior to certain milestone dates that are expected to occur within the next two years.

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

Under the Chugai Agreement, we received a non-refundable, up-front cash payment of $10 million from Chugai, of which approximately $2 million was temporarily withheld by Japan taxing authorities and was refunded in September 2015. The $10 million upfront payment from Chugai was recorded as deferred revenue since we had concluded that the license grant did not have standalone value (as defined in ASC 605-25) at the inception of the arrangement. In connection with the termination and the parties having no further obligations under the Chugai Agreement, we recognized the $10 million upfront payment from Chugai as revenue in October 2015.

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

7. Stock-based Compensation

We have two equity incentive plans that authorize an aggregate of 21,500,000 shares of common stock for awards to employees, directors and consultants, which includes an amendment approved by our stockholders and made to the primary plan in June 2016 to increase the shares of common stock available to awards. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of September 30, 2016, a total of 3,389,927 shares of common stock have been issued under our equity incentive plans as vested restricted stock units or exercised stock options.

As of September 30, 2016, a total of 7,269,767 shares of common stock were available for issuance under our equity incentive plans, and stock-based awards to purchase 10,840,306 shares of common stock were outstanding. For the three-month periods ended September 30, 2016 and 2015, stock-based compensation expense was approximately $748,000 and $722,000, respectively. At September 30, 2016, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $7.3 million, which is expected to be recognized by the end of 2020 using the straight-line method

8. Issuance of Common Stock and Warrants

Aspire Capital

We currently have in place an equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) that was entered into in December 2015, and which provides that Aspire Capital is committed to purchase shares of our common stock up to an aggregate amount of $30 million over a three-year term, subject to our election to sell any such shares. We had previously entered into similar equity purchase agreements with Aspire Capital in 2011 and 2013 with purchase commitments of $20 million and $25 million, respectively.

Under the current equity facility, we issued 250,000 shares of our common stock to Aspire Capital as a commitment fee in December 2015, which are accounted for as a cost of the offering, and we filed a registration statement for the resale of 16,600,000 shares of common stock in connection with the equity facility. During the third quarter of 2016, we sold 741,418 shares to Aspire Capital under the current equity purchase agreement at an average price of $2.04 per share, generating aggregate proceeds of $1,512,483, and during the nine-month period ended September 30, 2016, we sold 1,141,418 shares of common stock at an average price of $2.09 per share, generating aggregate proceeds of $2,389,483.

Warrants

As of September 30, 2016, we had 1,893,527 outstanding warrants to purchase shares of common stock at $1.01 per share, which were issued in March 2012 and expire in March 2017. During the three-month period ending September 30, 2016, warrants to purchase 45,000 shares of common stock were exercised.

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

The warrants we issued in a March 2012 private placement contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black Scholes value of the remaining unexercised portion of the warrant. Further, the March 2012 warrants include price protection in the event we sell stock below the exercise price, as defined.

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

Overview and Recent Developments

We are an international biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem® cell therapy is currently being evaluated in clinical trials focused on treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other conditions.

Current Programs

To date, we have advanced several MultiStem cell therapy programs to the clinical development stage, including the following:

•	Ischemic Stroke: We completed our Phase 2 study of MultiStem treatment of patients suffering a moderate to severe ischemic stroke and announced the one-year follow-up data and final results from the study in February 2016. We are actively preparing for the next stage of clinical development of this program, both independently and with our collaborative partner, HEALIOS K.K., or Healios, and we recently made two important announcements. First, in September 2016, we announced that we received agreement from the U.S. Food and Drug Administration, or FDA, under a Special Protocol Assessment, or SPA, for the design and planned analysis of a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke. The SPA provides agreement from the FDA that the protocol design, clinical endpoints, planned conduct and statistical analyses encompassed in Athersys’ planned Phase 3 study are acceptable to support a regulatory submission for approval of the MultiStem product for treating ischemic stroke patients if the trial is successful. The results from the Phase 3 trial entitled, “MultiStem Administration for Stroke Treatment and Enhanced Recovery Study-2,” referred to as the MASTERS-2 clinical trial, together with other available clinical data, would provide the foundation of the regulatory package to be submitted for marketing approval.

Our MASTERS-2 clinical trial will be a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in North America and Europe who have suffered moderate to moderate-severe ischemic stroke. The enrolled subjects will receive either a single intravenous dose of MultiStem cell therapy or placebo, administered within 18-36 hours of the occurrence of the stroke, in addition to the standard of care. The primary endpoint will evaluate disability using modified Rankin Scale, or mRS, scores at three months, comparing the distribution, or the “shift” between the MultiStem treatment and placebo groups. The mRS shift analyzes patient improvement across the full disability spectrum, enabling recognition of improvements in disability and differences in mortality and other serious outcomes, among strokes of different severities. The study will also assess Excellent Outcome (the achievement of mRS ≤1, NIHSS ≤1, and Barthel Index ≥95) at three months and one year as key secondary endpoints. Additionally, the study will consider other measures of functional recovery, biomarker data and clinical outcomes, including hospitalization, mortality and life-threatening adverse events, and post-stroke complications such as infection.

Secondly, also in September 2016, we announced the successful completion of Japan’s Pharmaceutical and Medical Devices Agency, or PMDA, review of the Clinical Trial Notification, or CTN, allowing Healios to commence a confirmatory clinical trial evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan (designated by Healios as HLCM051 in Japan), which will be evaluated under the new regulatory framework for regenerative medicine therapies. In accordance with the regulatory system in Japan, a CTN is equivalent to an Investigational New Drug application, or IND, under the regulatory system used in the United States. This clinical trial to be conducted in Japan is part of a partnership and license agreement between Healios and Athersys, focused on the development and commercialization of MultiStem in Japan for the treatment of ischemic stroke, and potentially other indications. The study design was accepted as proposed to PMDA in the CTN.

Healios’ planned study in Japan will be a randomized, double-blind, placebo-controlled clinical trial conducted at hospitals in Japan that have extensive experience at providing care for stroke victims. Based on the experience from our B01-02 study, subjects enrolled in the trial will receive either a single dose of MultiStem or placebo, administered within 18–36 hours of the occurrence of the stroke, in addition to standard of care. The study will evaluate patient recovery through approximately 90 days following initial treatment based on Excellent Outcome and other neurological, functional and clinical endpoints.

We intend to be prepared to launch our MASTERS-2 clinical trial in 2017 and will update our stockholders as we move forward with these plans. Concurrently, Healios is actively preparing for the launch of its study in Japan.

•	Acute Myocardial Infarction: We have an ongoing Phase 2 clinical study in the United States for the administration of MultiStem cell therapy to patients that have suffered an acute myocardial infarction, or AMI. We previously evaluated the administration of MultiStem to patients that suffered an AMI in a Phase 1 clinical study. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded a grant for up to $2.8 million in funding to support the advancement of this clinical program, and we are currently enrolling patients in our Phase 2 clinical study, evaluating the safety and efficacy of MultiStem treatment in subjects who have a non-ST elevated myocardial infarction. The study is double-blind, sham-controlled and is being conducted at leading cardiovascular centers in the United States. Since the rate of enrollment in this study has been below our expectations based on our historical data, we have taken steps to increase enrollment rates, including through protocol amendments, which are currently being implemented.

•	Acute Respiratory Distress Syndrome: We have also initiated a clinical study for the treatment of acute respiratory distress syndrome, or ARDS, in the United Kingdom and in the United States. In 2015, we were awarded a grant from Innovate UK for up to approximately £2.0 million in support of a Phase 2a clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The Phase 2a clinical trial is currently enrolling patients, although enrollment at this point is lower than expected, and we are taking steps to improve enrollment.

•	Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including graft-versus-host disease, or GvHD, an imbalance of immune system function caused by transplanted cells that trigger an attack against various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cell therapy in this indication and suggested that the treatment may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. We were granted orphan drug designation by the FDA and the European Medicines Agency, or EMA, for MultiStem treatment in the prevention of GvHD. In February 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Subsequently, our registration study design received a positive opinion from the EMA through the Protocol Assessment/Scientific Advice procedure. Furthermore, in December 2015, the proposed registration study received Special Protocol Assessment designation from the FDA, meaning that the trial is adequately designed to support a biologics license application, or BLA, submission for registration if it is successful. Currently, we are staging this program for future registration-directed development dependent on the achievement of certain business development and financial objectives.

We are also in the preparation stage for translational and clinical studies in other targeted areas, and we have supported investigator-initiated clinical activity from time-to-time, such as solid organ transplant. We are engaged in preclinical development and evaluation of MultiStem therapy in other indications, focusing on the neurological, cardiovascular and inflammatory and immune disease areas, and we conduct such work both through our own internal research efforts and through a broad global network of collaborators. We are routinely in discussions with third parties about collaborating in the development of MultiStem therapy for various programs and may enter into one or more business partnerships to advance these programs over time.

Importantly, as the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval.

In January 2016, we entered into a license agreement with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan, and to provide Healios with access to our proprietary technologies for use in Healios’ proprietary “organ bud” program, initially for transplantation to treat liver disease or dysfunction. Under the agreement, Healios also obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which include ARDS and another indication in the orthopedic area, as well as all indications for the “organ bud” program. Healios is working toward the development and commercialization of the MultiStem product in Japan, and we are providing the manufactured product to Healios for its clinical studies.

We also have a collaboration with RTI Surgical, Inc., or RTI, for the development of products for certain orthopedic applications using our stem cell technologies in the bone graft substitutes market, and we have been earning royalty revenue from product sales since 2014 and may receive other payments upon the successful achievement of certain commercial milestones.

Financial

In connection with our January 2016 license agreement with Healios, we received a non-refundable up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election. If Healios expands the collaboration, we will be entitled to receive an additional cash payment of $10 million, which we refer to as the Expansion Option. The Expansion Option must be exercised by the receipt of the initial results from our ongoing ARDS clinical trial.

For the ischemic stroke indication, we may also receive additional success-based development, regulatory approval and sales milestones aggregating up to $225 million. We will also receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Additionally, we receive payments for product supplied to Healios under a manufacturing supply agreement, which is initially focused on clinical product supply.

If Healios exercises the Expansion Option, we would be entitled to receive royalties from product sales and success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications. We are also entitled to receive a fractional royalty percentage on net sales of the “organ bud” products. Additionally, we have a right of first negotiation for commercialization of an “organ bud” product in North America, with such right expiring on the later of (i) the date five years from the effective date of the license agreement and (ii) 30 days after authorization to initiate clinical studies on an “organ bud” product under the first investigational new drug application or equivalent in Japan, North America or the European Union.

In May 2016, a flood caused damage to our primary facilities that required the reconstruction of certain laboratory space. The damaged items included fully-depreciated leasehold improvements under an operating lease and laboratory supplies, all of which were covered by insurance and are being replaced at replacement cost. To date, we have only recognized insurance proceeds to the extent of the losses for the period, netting to $682,000 at September 30, 2016. Any further contingent gain on insurance proceeds that may be received in the future will be recognized when the contingency is resolved and the amount is realizable, which is expected by the end of 2016.

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

Three Months Ended September 30, 2016 and 2015

Revenues. Revenues decreased slightly to $0.3 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015 due to a decrease of $0.2 million in grant revenues which was partially offset by an increase in contract revenues of $0.1 million. Our grant revenues fluctuate from period to period based on the timing of grant-related activities and the award and expiration of new grants.

Research and Development Expenses. Research and development expenses increased to $5.3 million for the three months ended September 30, 2016 from $5.1 million in the comparable period in 2015. The $0.2 million increase is primarily comprised of a increases in personnel costs, sponsored research, research supplies and professional fees, partially offset by a decrease in preclinical and clinical development costs of $0.3 million. Our preclinical and clinical development costs vary from time-to-time and include, among other things, the costs to conduct our clinical studies and manufacture clinical product, as well as process development costs to support large-scale manufacturing. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses decreased to $1.8 million for the three months ended September 30, 2016 from $1.9 million in the comparable period in 2015. The $0.1 million decrease was due primarily to a decrease in professional and consulting fees compared to the same period in 2015.

Depreciation. Depreciation expense of $0.1 million remained consistent during each of the three-month periods ended September 30, 2016 and 2015.

Gain from Insurance Proceeds, net. The net insurance recovery gain of $0.7 million during the three months ended September 30, 2016 included the cumulative losses associated with May 2016 flood damage (e.g., removal, disposal, clean-up, insurance deductible) and the cumulative insurance proceeds received. The net amount reflects a gain as of September 30, 2016 since most of the replacement cost was capitalized as leasehold improvements.

Income (expense) from Change in Fair Value of Warrants, net. Income of $0.2 million was recognized during the three months ended September 30, 2016 for the market value change in our warrant liabilities, compared to income of $0.3 million during the comparable period in 2015. The fluctuation is primarily affected by the exercise prices of the warrants, our stock price and the remaining lives of the issued warrants.

Other Income, net. Other income, net, for the three-month period ended September 30, 2016 and 2015 remained relatively consistent during the periods, and is typically comprised of net interest income and expense and net foreign currency gains and losses.

Income Tax Benefit. The income tax benefit in 2016 and 2015 represents refundable foreign tax credits.

Nine Months Ended September 30, 2016 and 2015

Revenues. Revenues increased to $16.3 million for the nine months ended September 30, 2016 from $1.3 million in the comparable period in 2015, reflecting the upfront license fee of $15.0 million from our Healios collaboration in the first quarter of 2016.

Research and Development Expenses. Research and development expenses increased to $17.7 million for the nine months ended September 30, 2016 from $16.0 million in the comparable period in 2015. The increase of $1.7 million related primarily to an increase of $1.2 million in preclinical and clinical development costs, an increase in research supplies of $0.3 million, and increases in sponsored research and personnel costs. The increase in our clinical and preclinical costs is primarily due to increased product manufacturing costs and other costs related to our clinical trials. The increase in research supplies was due to an increase in internal process development activities. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses stayed consistent at $5.8 million for the nine months ended September 30, 2016 and September 30, 2015. We expect our general and administrative expenses to continue at a similar level during the remainder of the year.

Depreciation. Depreciation expense remained consistent at $0.2 million for the nine months ended September 30, 2016 and September 30, 2015.

Gain from Insurance Proceeds, net. The net insurance recovery gain of $0.7 million during the nine months ended September 30, 2016 included the cumulative losses associated with May 2016 flood damage (e.g., removal, disposal, clean-up, insurance deductible) and the cumulative insurance proceeds received. The net amount reflects a gain as of September 30, 2016 since most of the replacement cost was capitalized as leasehold improvements. As of June 30, 2016, such net insurance gain was zero, since the insurance proceeds were not yet in excess of the cumulative losses at that time.

Income (expense) from Change in Fair Value of Warrants, net. Expense of $1.7 million was recognized during the nine months ended September 30, 2016 for the market value change in our warrant liabilities, and $0.6 million of income was recognized during the nine months ended September 30, 2015. The fluctuation is primarily affected by the exercise prices of the warrants, our stock price and the remaining lives of the issued warrants.

Other Income, net. Other income, net, is typically comprised of net interest income and expense and net foreign currency gains and losses. However, we recognized other income of $0.2 million from a loan that was forgiven in the first quarter of 2016.

Income Tax Benefit. The income tax benefit in 2016 and 2015 represents refundable foreign tax credits.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities. At September 30, 2016, we had $19.4 million in investments and cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We have incurred losses since inception of our operations in 1995 and had an accumulated deficit of $311 million at September 30, 2016. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs and general and administrative costs associated with our operations. We used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

We have an equity purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, whereby Aspire Capital is committed to purchase up to an aggregate of $30 million of shares of our common stock over a three-year period ending in January 2019, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. During the three-month period ended September 30, 2016, we generated proceeds aggregating $1.5 million from sales of our common stock to Aspire Capital at an average price per share of $2.04 per share.

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

If Healios exercises the option to expand the collaboration, we would be entitled to receive royalties from product sales and success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications, as well as a fractional royalty percentage on net sales of the “organ bud” products. Additionally, we have a right of first negotiation for commercialization of an “organ bud” product in North America, with such right expiring on the later of (i) the date five years from the effective date of the license agreement and (ii) 30 days after authorization to initiate clinical studies on an “organ bud” product under the first investigational new drug application or equivalent in Japan, North America or the European Union.

Under the terms of our RTI agreement, we are eligible to receive cash payments aggregating up to $35.5 million upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no milestone payments have been received as of September 30, 2016. In addition, we are entitled to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens, and we began receiving royalty payments in 2014.

We are obligated to pay the University of Minnesota a sublicense fee or a royalty based on worldwide commercial sales of licensed products if covered by a valid licensed patent. The low single-digit royalty rate may be reduced if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product. As of September 30, 2016, we have paid no royalties to the University of Minnesota and have paid sublicense fees from time-to-time in connection with our collaborations. In connection with our expanding intellectual property portfolio, we periodically enter into other academic license agreements, which are typically specific to patents in a specific field.

In January 2016, a $190,000 loan, including accrued interest, related to a 2012 local grant was forgiven according to its terms based on our achievement of certain milestones

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At September 30, 2016, we had available investments and cash and cash equivalents of $19.4 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development, achievement of milestones under our collaborations, and grant-funding opportunities. Additionally, we may raise capital from time to time through our equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $4.6 million for the nine months ended September 30, 2016 and $8.4 million for the nine months ended September 30, 2015, reflecting the approximately $15.0 million of cash received from Healios in January 2016 and $10.0 million of cash received from Chugai Pharmaceuticals in the first nine months of 2015, and the use of cash in funding our preclinical and clinical development operating activities. Net cash used in operating activities has fluctuated significantly on a quarter-to-quarter basis over the past several years primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. We expect the annual cash used for operating activities to increase in 2016 compared to 2015 due to our planned clinical and process development activities.

Net cash used in investing activities was $12.2 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in the 2016 period related to net $11.1 million of investment purchases, with the remainder of the increase related to purchases of equipment primarily for our process development projects and as replacements for assets damaged in the 2016 flood damage. Purchases of equipment, net of insurance proceeds received, were $1.1 million for the nine-month period ended September 30, 2016, compared to $0.1 million for the comparable prior year period.

Financing activities provided cash of $2.1 million and $10.9 million for the nine months ended September 30, 2016 and 2015, respectively, related to equity sales to Aspire Capital and the exercise of common stock warrants, net of treasury stock purchases.

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

Other important factors to consider in evaluating our forward-looking statements include:

•	the timing and nature of results from our MultiStem cell therapy clinical trials, including the MASTERS-2 Phase 3 clinical trial and the Healios clinical trial in Japan;

•	our ability to successfully initiate and complete clinical trials of our product candidates within an expected timeframe or at all

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	the productivity, reliability and availability of suppliers, including contract research and contract manufacturing organizations;

•	uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem cell therapy for the treatment of stroke, AMI and ARDS, and other disease indications, including GvHD;

•	our ability to raise capital to fund our operations;

•	the success of our efforts to enter into new strategic partnerships or collaborations and advance our programs;

•	the success of our collaboration with Healios and others, including our ability to reach milestones and receive milestone payments, and whether any products are successfully developed and sold so that we earn royalty payments;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements;

•	our ability to protect and defend our intellectual property and related business operations, including the successful prosecution of our patent applications and enforcement of our patent rights, and operate our business in an environment of rapid technology and intellectual property development;

•	changes in our business strategy;

•	changes in external economic and market factors;

•	changes in our industry’s overall performance; and

•	the success of our competitors and the emergence of new competitors.

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

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash primarily in debt instruments of the United States government, municipal government-backed bonds and FDIC-insured bank certificates of deposit. As of September 30, 2016, all of our investments were in municipal government-backed bonds and FDIC-insured bank certificates of deposit. We have been investing conservatively due to the current economic conditions and have prioritized liquidity and the preservation of principal in lieu of potentially higher returns. As a result, we experienced no losses on the principal of our investments.

We have entered into loan arrangements with financial institutions when needed and when available to us. At September 30, 2016, we had no borrowings outstanding.

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

During the quarter ended September 30, 2016, we sold an aggregate of 741,418 shares of common stock to Aspire Capital at an average purchase price of $2.04 per share. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

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

ATHERSYS, INC.

Date: November 9, 2016	/s/ Gil Van Bokkelen
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