Form 10-K
period 2016-12-31
ATHERSYS, INC / NEW
filed 2017-03-10
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value at June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, of shares of the registrant’s common stock (based upon the closing price per share of $2.17 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $171.1 million.

The registrant had 109,803,921 shares of common stock outstanding on March 7, 2017.

Documents Incorporated By Reference.

None.

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

We believe our MultiStem therapy represents a potential breakthrough in the field of regenerative medicine and stem cell therapy and could be used to treat a range of disease indications. MultiStem treatment is intended to enhance tissue repair and healing in multiple ways, including reducing inflammatory damage, protecting tissue that is at risk following acute or ischemic injury, and promoting formation of new blood vessels in regions of ischemic injury. These cells appear to be responsive to the environment in which they are administered, by homing to sites of injury and/or organs involved in injury response, and providing active disease response, while producing proteins that may provide benefit in both acute and chronic conditions. In contrast to traditional pharmaceutical products or biologics that generally act through a single biological mechanism of action, MultiStem cell therapy may enhance healing and tissue repair through multiple distinct mechanisms acting in parallel, such as by producing a range of therapeutic factors and dynamically responding to the needs of the body, resulting in a more effective therapeutic response.

We believe the therapeutic and commercial potential for MultiStem cell therapy to be very broad, applying to many areas of significant unmet medical need, and we are pursuing opportunities in several potential multi-billion dollar markets. While traditional pharmaceuticals and biologic therapies typically may be used to treat only a single disease or a narrowly defined set of related conditions, MultiStem cell therapy may have far broader potential and could be developed in different formulations and with different delivery approaches to effectively treat a wide range of disease indications.

The MultiStem product under development would be unique among regenerative medicine approaches because it has the potential to be manufactured on a large scale, may be administered in an “off-the-shelf” manner with minimal processing, and has the potential to augment healing by providing biological potency and therapeutic effects that other cell therapy approaches may not be able to achieve. Additionally, MultiStem treatment has demonstrated good tolerability in both preclinical and clinical studies. Like drugs and biologics, the product is cleared from the body over time, enhancing product safety relative to other types of stem cell therapy. While the product does not permanently engraft in the patient, the therapeutic effects of treatment with MultiStem cells appear to have durability.

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

In the neurological area, we evaluated in a completed Phase 2 trial the potential for MultiStem treatment of patients who have suffered neurological damage from an ischemic stroke. The results of this study demonstrated favorable tolerability and safety for MultiStem, consistent with prior studies. While the study did not achieve the primary and component secondary endpoints for the intent-to-treat population, the MultiStem treatment was associated with lower rates of mortality and life threatening adverse events, infections and pulmonary events, and also a reduction in hospitalization and time in the intensive care unit (ICU). In addition, analyses show that patients who received MultiStem treatment earlier (24 to 36 hours post-stroke) in the study’s treatment window had better recovery in comparison to placebo. Analysis of biomarker data obtained from samples of study subjects indicated that MultiStem treatment reduces post-stroke inflammation compared to placebo. Furthermore, it appears that this effect is more pronounced for subjects receiving MultiStem earlier than 36 hours post-stroke. This effect is consistent with our hypothesis regarding mechanisms of action and related preclinical data, and with the clinical data suggesting faster and improved recovery for MultiStem-treated patients relative to current standard of care.

The one-year follow-up data from the Phase 2 trial demonstrated that MultiStem-treated subjects on average continued to improve through one year and had a significantly higher rate of “Excellent Outcome,” as defined below, compared to placebo subjects at one year when evaluating all of the intent-to-treat subjects enrolled in the study. Achievement of an Excellent Outcome is important because it means that a patient has substantially improved in each of the three clinical rating scales used to assess patient improvement and has regained the ability to live and function independently with a high quality of life. The relative improvement in Excellent Outcome was even more pronounced in the study subjects who received MultiStem treatment within 36 hours of the stroke. If the MultiStem therapy is proven effective in a registrational study and receives a marketing authorization from the United States Food and Drug Administration, or FDA, this would represent a substantial increase in the time window for treatment in the United States, which currently is limited to several hours.

Following the completion of our Phase 2 trial and discussions with the regulators, we are engaged in advancing the next stage of clinical development of this program. In January 2016, we established a collaboration with HEALIOS K.K., or Healios, to develop and commercialize MultiStem for the treatment of ischemic stroke in Japan, and the collaboration may be expanded to two other indications, including acute respiratory distress syndrome, or ARDS, and another indication. Healios will be responsible for the development and commercialization of MultiStem for ischemic stroke in Japan on an exclusive basis, and we will receive payments for product supplied to Healios. We have had several interactions with the United States Food and Drug Administration, or FDA, and Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, regarding study design and the potential to accelerate the path to product approval. In September 2016, Athersys received agreement from the FDA under a Special Protocol Assessment, or SPA, for the design and planned analysis of a pivotal Phase 3 clinical study of MultiStem for ischemic stroke, entitled “MultiStem Administration for Stroke Treatment and Enhanced Recovery Study-2,” or MASTERS-2, which we intend to be prepared to launch late in 2017. Also, the successful completion of the PMDA’s review of the Clinical Trial Notification, or CTN, was announced for Healios’ Phase 2/3 trial of MultiStem (HLCM051), entitled “Treatment Evaluation of Acute Stroke Using Regenerative Cell Elements, or TREASURE, allowing Healios to commence a confirmatory clinical trial evaluation of MultiStem cell therapy for treatment of ischemic stroke in Japan. The Healios’ TREASURE clinical trial in Japan was presented at the International Stroke Conference in February 2017, and according to Healios, the study is expected to be completed in the second half of 2018. Furthermore, we and Healios intend to take advantage of the new accelerated Regenerative Medicine regulatory framework in Japan that is designed to enable rapid conditional authorization of qualified regenerative medicine therapies. We believe such initiatives could accelerate the commercialization of products like MultiStem cell therapy for ischemic stroke, if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness.

We are enrolling a Phase 2 clinical study in the United States for the administration of MultiStem cell therapy to patients that have suffered an acute myocardial infarction, or AMI. We were awarded in 2013 a grant from the National Institutes of Health for up to $2.8 million to support this clinical program. Previously we completed a Phase 1 clinical trial involving administration of MultiStem cell therapy to patients that have suffered an AMI, and the results of this trial demonstrated consistent safety and encouraging evidence of therapeutic benefit among patients with severely compromised heart function.

In addition, we are enrolling a clinical study for the treatment of ARDS in the United Kingdom, or UK, and in the United States. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. Currently, there are limited interventions and no effective drug treatments for ARDS, making it an area of high unmet clinical need with high treatment costs. In 2015, we and our collaborator, Catapult Therapy Catapult, or Catapult, a not-for-profit center focused on the development of the UK cell therapy industry, were awarded a grant from Innovate UK as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients.

Additionally, in a completed Phase 1 clinical study, we evaluated the safety, efficacy and potential for MultiStem cell therapy to prevent or reduce graft-versus-host disease, or GvHD, and other complications, and to provide supportive care to patients undergoing a hematopoietic stem cell transplant to treat leukemia or certain other blood borne cancers. Our MultiStem therapy for GvHD has been designated an orphan drug by both the FDA and the European Medicines Agency, or EMA, for the prevention of GvHD, which may provide market exclusivity and other substantial potential incentives and benefits. In 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Subsequently, our registration study design received a positive opinion from the EMA through the Protocol Assessment/Scientific Advice procedure. Furthermore, in December 2015, the proposed Phase 2/3 registration study received Special Protocol Assessment designation from the FDA, meaning that the trial is adequately designed to support a Biologic License Application, or BLA, submission for registration if it is successful. Initiation of this trial will depend on the progress in other clinical trials, the achievement of certain business development and financial objectives, and the development and success of alternative treatment options for GvHD that would reduce the need for transplant procedures. We may elect to enter into a development and commercialization collaboration to further advance this program.

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

While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our Belgian subsidiary, ReGenesys BVBA, or ReGenesys, we are evaluating our cell therapy for use in treating disease and conditions in the aminal health segment, which is an important and growing area. In January 2017, we entered into an evaluation and option agreement with a global leader in the animal health business segment to evaluate our cell therapy technology for application in an undisclosed animal health area. We received a payment in exchange for an exclusive period to evaluate our cell therapy technology with an option to negotiate for a license for the development and commercialization of the technology for the animal health area.

Our development approach has historically involved establishing collaborative relationships with leading research and clinical centers in the United States and internationally. This has enabled us to methodically advance multiple programs in areas of defined unmet medical need in a resource efficient manner. Furthermore, by emphasizing the potential application of our technologies in areas of significant clinical need, we believe we are well positioned to utilize recent regulatory initiatives that are designed to promote the rapid and cost effective development of innovative new therapies, and are actively pursuing such initiatives. These include recent programs in the United States and Europe being implemented by the FDA and the EMA involving existing and potentially broadened application of accelerated review and approval pathways, as well as the new accelerated Regenerative Medicine regulatory framework in Japan that is designed to enable rapid conditional authorization of qualified regenerative medicine therapies. We believe such initiatives could accelerate the development and commercialization of products like MultiStem cell therapy, if clinical results demonstrate appropriate safety and therapeutic effectiveness, thereby increasing shareholder value. To date, Japan’s new Regenerative Medicine regulatory framework that was enacted late in 2014 has resulted in the commercial approval of two cell therapy products developed by other companies, and reimbursement of those products, and we hope to also successfully utilize this framework, such as by working with our partner Healios.

In addition to our MultiStem programs, we have other earlier-stage cell-based and small molecule programs targeted at indications with significant unmet medical needs. We may elect to enter into partnerships to advance the development of these programs, as well as certain new programs involving MultiStem therapy.

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

Business Strategy

Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our strategy are outlined below:

•	Efficiently Conduct Clinical Development to Establish Clinical Proof of Concept and Biological Activity with our Lead Product Candidates. We are conducting a number of clinical studies with the intent to establish safety and efficacy proof of concept and/or evidence of biological activity in a number of important disease areas where our cell therapies would be expected to have benefit – including neurological conditions, cardiovascular disease, and inflammatory and immune system dysfunctions. Our strategy is to conduct well-designed studies beginning early in the clinical development process, thus establishing a robust foundation for later-stage development, partnering activity and expansion into complementary areas. We are committed to a rigorous clinical and regulatory approach, which we believe has helped us to advance our programs efficiently, providing high quality, transparent communications and regulatory submissions. Our discussions with the FDA, the EMA and PMDA regulatory agencies have resulted in productive interactions that have helped to advance our programs efficiently.

•	Continue to Refine and Improve our Manufacturing and Related Processes and Deepen our Understanding of Therapeutic Mechanisms of Action. A key aspect of our MultiStem cells is their expansion capacity ex vivo relative to other cell types. This allows for large scale production of the clinical product, which enables greater consistency, specificity and cost of goods advantages over other cell therapies. We are building on this intrinsic biological advantage by advancing and optimizing our production and process development approaches, working with contract manufacturers. We have already begun to optimize new manufacturing techniques and the pharmacy-to-bedside approach to support late-stage development and commercialization of the MultiStem product. We are in the process of developing a large-scale manufacturing process, which if successful, is expected to reduce the cost of the manufactured cells substantially. Additionally, we will continue to refine our understanding of our products’ activities and mechanisms of action to enable optimization of administration and dosing and to prepare the foundation for product enhancements and next generation opportunities.

•	Enter into Arrangements with Business Partners to Accelerate Development and Value Creation. In addition to our internal development efforts, an important part of our strategy is to work with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercial access. We have entered into licensing and collaborative arrangements with qualified commercial partners to achieve these objectives. We anticipate that this strategy will help us to develop a portfolio of high quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies. Historically, we entered into technology licensing arrangements with companies such as Healios, Chugai Pharmaceutical Co., Ltd., or Chugai, Pfizer, Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Johnson & Johnson, Wyeth Pharmaceuticals, Inc., RTI Surgical, Inc., or RTI, and others. Licensing partnerships generate revenue and provide capital that allows us to advance our programs further in development.

•	Efficiently Explore New High Potential Therapeutic Applications, Leveraging Third-Party Research Collaborations and our Results from Related Areas. Our MultiStem product candidate has shown promise in many disease areas, including in treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we believe we can effectively address significant unmet medical needs. In order to achieve this goal, we established collaborative research relationships with investigators from many leading research and clinical institutions across the United States and Europe, including the Cleveland Clinic, Case Western Reserve University, University of Minnesota, the Medical College of Georgia at Augusta University, the University of Oregon Health Sciences Center, the University of Texas Health Science Center at Houston, the University of Pittsburgh Medical Center, the Katholieke Universiteit Leuven, or KUL, University of Regensburg, and other institutions. Through this network of collaborations, we have evaluated MultiStem therapy in a range of preclinical models that reflect various types of human disease or injury. These collaborative relationships have enabled us to cost effectively explore where MultiStem cell therapy may have relevance and how it may be utilized to advance treatment over current standard of care. Additionally, we have shown that we can leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development where each program is separately developed.

•	Continue to Expand our Intellectual Property Portfolio. We have a broad intellectual property estate that covers our proprietary products and technologies, as well as methods of production and methods of use. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem cells and other opportunities. We currently have over 200 patents related to our technologies, providing protection in the United States, Europe, Japan and other areas.

Our Current Programs

By applying our proprietary MultiStem cell therapy product, we established therapeutic product development programs treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other conditions. Our programs in the clinical development stage include the following:

• Ischemic Stroke: We completed our Phase 2 study of MultiStem treatment of patients suffering a moderate to severe ischemic stroke and announced the one-year follow-up data and final results from the study in February 2016. We are actively engaged in advancing the next stage of clinical development of this program, both independently and with Healios. In September 2016, we announced that we received agreement from the FDA under a SPA for the design and planned analysis of a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke. The SPA provides agreement from the FDA that the protocol design, clinical endpoints, planned conduct and statistical analyses encompassed in Athersys’ planned Phase 3 study are acceptable to support a regulatory submission for approval of the MultiStem product for treating ischemic stroke patients. If the trial is successful, we believe the results from our Phase 3 MASTERS-2 clinical trial, together with other available clinical data, would provide the foundation of the regulatory package to be submitted for marketing approval.

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

Also in September 2016, we announced the successful completion of the PMDA review of Healios’ CTN, allowing Healios to commence its confirmatory clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan, which will be evaluated under the new regulatory framework for regenerative medicine therapies. In accordance with the regulatory system in Japan, a CTN is equivalent to an Investigational New Drug application, or IND, under the regulatory system used in the United States. This clinical trial to be conducted in Japan is part of a partnership and license agreement between Healios and Athersys, focused on the development and commercialization of MultiStem in Japan for the treatment of ischemic stroke, and potentially other indications. The study design was accepted as proposed to PMDA in the CTN.

Healios’ TREASURE study in Japan will be a randomized, double-blind, placebo-controlled clinical trial conducted at hospitals in Japan that have extensive experience at providing care for stroke victims. Based on the experience from our B01-02 study, subjects enrolled in the trial will receive either a single dose of MultiStem or placebo, administered within 18–36 hours of the occurrence of the stroke, in addition to standard of care. The study will evaluate patient recovery through approximately 90 days following initial treatment based on Excellent Outcome and other neurological, functional and clinical endpoints.

We intend to be prepared to launch our MASTERS-2 clinical trial in 2017 and will update our stockholders as we move forward with these plans. The Healios TREASURE clinical trial in Japan was presented at the International Stroke Conference in February 2017, and according to Healios, the study is expected to be complete in the second half of 2018.

• Acute Myocardial Infarction: We have an ongoing Phase 2 clinical study in the United States for the administration of MultiStem cell therapy to patients that have suffered an AMI. We previously evaluated the administration of MultiStem to patients that suffered an AMI in a Phase 1 clinical study. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded a grant in 2013 for up to $2.8 million in funding to support the advancement of this clinical program, and we are currently enrolling patients in our Phase 2 clinical study, evaluating the safety and efficacy of MultiStem treatment in subjects who have a non-ST elevated myocardial infarction. The study is double-blind, sham-controlled and is being conducted at leading cardiovascular centers in the United States. Since the rate of enrollment in this study has been below our expectations based on our historical data, we have taken steps to increase enrollment rates that have recently been implemented.

• Acute Respiratory Distress Syndrome: We have also initiated a clinical study for the treatment of ARDS in the UK and in the United States. In 2015, we were awarded a grant from Innovate UK for up to approximately £2.0 million as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs that severely compromises pulmonary function, requiring patients to be placed on a ventilator. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The Phase 1/2 clinical trial is active, although initial patient accrual has been slower than expected, and we have taken steps to improve enrollment.

        • Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including GvHD, an imbalance of immune system function caused by transplanted cells that trigger an attack against various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cell therapy in this indication and suggested that the treatment may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. We were granted orphan drug designation by the FDA and the EMA, for MultiStem treatment in the prevention of GvHD. In 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Subsequently, our registration study design received a positive opinion from the EMA through the Protocol Assessment/Scientific Advice procedure. Furthermore, in December 2015, the proposed registration study received Special Protocol Assessment designation from the FDA, meaning that the trial is adequately designed to support a biologics license application, or BLA, submission for registration if it is successful. Currently, we are staging this program for future registration-directed development dependent on the achievement of certain business development and financial objecti and the development and success of alternative therapies for treating the underlying conditions leading to transplant.

While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at ReGenesys, we are evaluating our cell therapy for use in treating disease and conditions in the animal health segment. We and ReGenesys have demonstrated in preclinical animal health models that MultiStem cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from conditions with unmet medical need. In January 2017, we entered into an evaluation and option agreement with a global leader in the animal health business segment to evaluate our cell therapy technology for application in an undisclosed animal health area. We received a payment in exchange for an exclusive period to evaluate our cell therapy technology with an option to negotiate for a license for the development and commercialization of the technology for the animal health area.

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

As the MultiStem product platform continues to advance, we are increasingly engaged in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of regulatory approval.

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

We have also developed other earlier stage cell-based and small molecule programs targeted at indications with significant unmet needs. We may elect to enter into partnerships to advance the development of these programs, as well as certain programs involving MultiStem therapy.

Regenerative Medicine Programs

MultiStem — A Novel Therapeutic Modality

We are developing our MultiStem therapy, a proprietary non-embryonic, allogeneic stem cell product candidate, that we believe has potential utility for treating a broad range of diseases and could have widespread application in the field of clinical regenerative medicine. Unlike traditional bone marrow transplants or other stem cell therapies, MultiStem cells may be manufactured on a large scale and may be administered without tissue matching or the need for immune suppression, analogous to type O blood. Potential applications of MultiStem therapy include the treatment of cardiovascular disease, neurological disease or injury and conditions involving the immune system, including autoimmune disease and other conditions. We believe that the MultiStem therapy represents a significant advancement in the field of stem cell therapy and could have broad clinical application. We currently have open INDs for the study of MultiStem administration in distinct clinical indications, and several of our programs are in later-stage clinical development.

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

We believe that MultiStem represents a potential best-in-class stem cell therapy because it exhibits each of the following characteristics based on research and development conducted to date:

•	Broad plasticity and multiple potential mechanisms of action. MultiStem cells have a demonstrated ability in animal models to form a range of cell types and also appear to be able to deliver therapeutic benefit by producing factors that protect tissues against damage and inflammation, as well as enhancing or playing a direct role in revascularization or tissue regeneration.

•	Large-scale production. Unlike conventional stem cells, such as blood-forming or hematopoietic stem cells, mesenchymal stem cells, or other cell types, MultiStem cells have the potential to be produced on a large scale, processed, and cryogenically preserved, and then used clinically in a rapid and efficient manner. Material obtained from a single donor may be used to produce hundreds of thousands or millions of individual doses, representing a yield far greater than other stem cells have been able to achieve.

•	“Off-the-shelf” utility. Unlike traditional bone marrow or hematopoietic stem cell transplants that require extensive genetic matching between donor and recipient, MultiStem administration does not require tissue matching or immune suppressive drugs. The MultiStem product is administered as a cryogenically preserved allogeneic product, meaning that these cells are not genetically matched between donor and recipient. This feature, combined with the ability to establish large MultiStem banks, could make it practical for clinicians to efficiently deliver stem cell therapy to a large number of patients.

•	Safety. Other stem cell types, such as undifferentiated embryonic stem cells or induced pluripotent stem cells have shown the capacity to form ectopic tissue or teratomas, which are tumor-like growths. These could pose serious safety risks to patients. In contrast, MultiStem cells have shown a consistent and favorable tolerability profile that has been compiled over several years of preclinical study in a range of animal models by a variety of investigators and that is supported by clinical data generated to date.

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

MultiStem for Treating Neurological Conditions, Cardiovascular Disease, and Inflammatory and Immune Disorders

Healthcare represents a significant part of the global economy. In the United States, it represented approximately 17.5% of all economic activity in 2014, or about $3.0 trillion dollars, annually. However, the United States, along with many other nations, is experiencing an unprecedented demographic shift that is resulting in a significantly expanded population of older individuals. According to United States Census data, in the next few years there will be a dramatic increase in the number of individuals over the age of 65, as this segment of the population increases from 40.2 million individuals in 2010 to more than 72 million people in 2030, representing an increase of approximately 80%. The aging of the population will create enormous financial pressure on the healthcare system in the United States and other countries around the world, resulting in significant clinical challenges, but also resulting in substantial commercial opportunities.

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

Our initial clinical focus in the neurological area involves evaluating MultiStem administration to treat ischemic stroke. Currently, there are approximately 800,000 individuals in the United States that suffer a stroke each year, more than two million stroke victims in the United States, Europe and Japan combined and more than 16.9 million people that suffer a stroke each year globally. The vast majority of these (approximately 85% to 90%) are ischemic strokes, that are caused by a blockage of blood flow in the brain, that cuts off the supply of oxygen and nutrients, and can result in tissue loss and neurological damage, as well as long term or permanent disability. The remaining 10% to 15% are hemorrhagic strokes, which occur when a blood vessel bursts and bleeding into the brain ensues.

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

In preclinical studies conducted by investigators, including at the University of Minnesota, the Medical College of Georgia at Augusta University, and the University of Texas Health Science Center at Houston, significant functional improvements have been observed in rodents that have undergone an experimentally induced stroke, or that have incurred significant neurological damage due to similar types of ischemic events or acute injury, such as a result of neonatal hypoxic ischemia or TBI, and then received MultiStem treatment. Published research has demonstrated that MultiStem administration even one week after a surgically induced stroke results in substantial long-term therapeutic benefit, as evidenced by the improvement of treated animals compared with controls in a battery of tests examining mobility, strength, fine motor skills, and other aspects of neurological functional improvement. We believe MultiStem treatment conveys significant benefits through several mechanisms, including reduction of inflammation and immune system modulation in the ischemic area, and the protection and rescue of damaged or injured cells, including neuronal tissue. Pre-clinical research results presented at the 2012 American Heart Association International Stroke Conference demonstrated that MultiStem administration 24 hours following a stroke reduced inflammatory damage in the brain and resulted in significant functional improvement, and that some of these results were achieved by reducing the inflammatory response emanating from the spleen in animal models. These results confirmed that MultiStem treatment is well tolerated, does not require immunosuppression and results in a robust and durable therapeutic benefit, and are consistent with prior results that show MultiStem can provide significant benefits even when administered up to one week after the initial stroke event, although earlier treatment (e.g. within 24 hours post stroke) provided more substantial benefits in these preclinical studies.

We completed our first clinical study in stroke, which was a double-blind, placebo-controlled Phase 2 clinical trial exploring the administration of MultiStem to patients that have suffered an ischemic stroke in the United States and Europe. The results of this study demonstrated favorable safety and tolerability for MultiStem, consistent with prior clinical studies in other indications. While the study did not achieve the primary and component secondary endpoints for the intent-to-treat population, the MultiStem treatment was associated with lower rates of mortality and life threatening adverse events, infections and pulmonary events, and also a reduction in hospitalization. In addition, analyses show that patients who received MultiStem treatment earlier (24 to 36 hours post-stroke) in the study’s treatment window had better recovery in comparison to placebo, and this treatment effect appeared to be more pronounced the earlier the MultiStem administration occurred within this timeframe. Analysis of biomarker data obtained from samples of study subjects indicated that MultiStem treatment reduces post-stroke inflammation compared to placebo. Furthermore, it appears that this effect is more pronounced for subjects receiving MultiStem earlier than 36 hours post-stroke. This effect is consistent with our hypothesis regarding mechanisms of action and related preclinical data, and with the clinical data suggesting faster recovery for MultiStem-treated patients. One-year follow-up data demonstrated that MultiStem-treated subjects on average continued to improve through one year post-treatment and achieved a significantly higher rate of Excellent Outcome compared to placebo subjects in the intent-to-treat population. We are focused on advancing this program to the next stage of clinical development, which is our FDA-approved MASTERS-2 Phase 3 study. If proven effective, this would represent a substantial increase in the time window for treatment of stroke victims, which currently is limited to several hours.

We are also interested in the application of MultiStem for other neurological indications that represent areas of significant unmet medical need, such as TBI, which represents the leading cause of disability among children and young adults, and a leading cause of death. Approximately 1.7 million cases of TBI are seen in the United States each year, nearly half a million cases of which are children age 0 to 14 years old. The United States Center for Disease Control and Prevention, or CDC, estimates that more than 5.3 million individuals are living with a disability and have a long-term or lifelong need for help to perform activities of daily living as a result of a TBI. The annual direct and indirect costs for TBI are approximately $60 billion a year, according to the National Institute of Neurological Disorders and Stroke, which is part of the National Institutes of Health, or NIH. In preclinical studies of TBI, administration of MultiStem dramatically reduced the extent of damage caused by a TBI, and promoted accelerated healing of the blood-brain barrier. In 2012, we announced grant funding of up to $3.6 million to further advance our MultiStem programs and cell therapy platform, including further development of MultiStem therapy for the treatment of TBI and further development of our cell therapy formulations and manufacturing capabilities. We were authorized to advance our TBI program into the final phase of the federal grant award, to be completed in 2017. Upon completion of this research, we expect to be in a position to file an IND for the clinical development of MultiStem for treating TBI, if we elect to move the program forward into clinical development.

We are also conducting preclinical work exploring the application of MultiStem treatment in other neurological indications. In 2012, we presented data at the Annual Society for Neuroscience meeting that demonstrated that intravenous MultiStem administration one day after spinal cord injury, or SCI, results in statistically significant and sustained improvements in gross locomotor function, fine locomotor function and bladder control compared to control treated animals. In 2015, we published new findings from a peer-reviewed study in Nature’s Scientific Reports that showed that MultiStem cell therapy was effective in improving the health and recovery of animals following an acute SCI. Intravenous administration of our cells one day after injury prevented loss of spinal cord tissue, resulting in significant improvement of walking function and urinary control. Further, in 2015, we published of an article in the peer-reviewed Journal of Neuroinflammation that provides further evidence that MAPC cells have the potential to provide benefit following hypoxic ischemia, an injury caused by oxygen deprivation to the brain before or during birth and a leading cause of cerebral palsy. The article also describes the biological mechanisms through which this cell therapy delivers benefit. These findings are consistent with previous findings in related areas, such as ischemic stroke, and add to the scientific foundation supporting MultiStem cell therapy for the treatment of acute neurological injuries.

Over the past several years, we have been utilizing grant funding to investigate the potential for MultiStem treatment for chronic progressive MS based on initial results in preclinical models. Our previous work, supported by Fast Forward and the National Multiple Sclerosis Society, demonstrated the potential benefits of MultiStem therapy for treating MS. Using several preclinical models of MS, researchers observed that MultiStem cell administration results in sustained behavioral improvements, arrests the demyelination process and supports remyelination of affected axons. More recently, we have focused on the mechanism of action underlying the enhanced remyelination in vivo and shown that MultiStem cells and secreted factors increase differentiation of oligodendrocytes. We intend to continue to advance our MS program upon additional grant support with our collaborators at George Washington University.

Cardiovascular Disease — Evaluating MultiStem for Treating Damage from a Heart Attack

Cardiovascular disease is an area of significant clinical need and its prevalence is expected to grow in the years ahead. Despite treatment advances in recent years, cardiovascular disease remains the leading cause of death and represents one of the leading causes of disability around the world. In the United States, approximately 905,000 people suffer a heart attack each year, and approximately 5.7 million individuals in the United States were suffering from heart failure in 2012, according to the American Heart Association 2016 Statistical Update. Another 8.5 million people suffer from peripheral arterial disease, which is associated with significant morbidity and mortality. In addition, in 2013, there were approximately 801,000 deaths (or ≈1 of every 3 deaths in the United States) that occurred from all forms of cardiovascular disease, including approximately 655,000 individuals that died as a result of coronary heart disease or heart failure. According to projections published by the American Heart Association in 2016, aggregate costs for treating heart disease in the United States are expected to soar in the coming years. In 2016, annual direct costs for treating cardiovascular disease were $555 billion, but by 2035, these are expected to nearly double to a projected $1.1 trillion per year.

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

We are enrolling a Phase 2 clinical study for the administration of MultiStem cell therapy to patients that have suffered an AMI. We were awarded a grant in 2013 for up to $2.8 million in funding from the NIH to support the advancement of this clinical program, and we are currently enrolling patients in our Phase 2 study evaluating the safety and efficacy of MultiStem treatment in subjects who have a non-ST elevated myocardial infarction. The study is double-blind, sham-controlled and is being conducted at leading cardiovascular centers in the United States.

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

ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. It has significant implications, as it prolongs intensive care unit, or ICU, and hospital stays, and requires convalescence in the hospital and rehabilitation. There are limited interventions and no effective drug treatments for ARDS, making it an area of high unmet clinical need with high treatment costs. Given ARDS high treatment costs, a successful cell therapy could be expected to generate significant savings for the healthcare system by reducing days on a ventilator, days in the intensive care unit and total days in the hospital, and could reduce mortality and morbidity, as well as improve quality of life for those suffering from the condition. The medical need for a safe and effective treatment of ARDS is significant due to its high mortality rate, and it affects annually approximately 33,000 patients in the UK and 400,000 to 500,000 patients in Europe, the United States and Japan, alone.

In January 2015, we announced that our subsidiary, Athersys Limited, received a grant award of up to approximately £2.0 million from Innovate UK as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. We initiated this study in 2016 in both the UK and the United States, and it is currently enrolling patients.

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

Other Programs

Animal Health Care

While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our Belgian subsidiary, ReGenesys, we have demonstrated in preclinical animal health models that MultiStem cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from serious conditions with unmet medical need. According to Future Market Insights (FMI) and other analysts, the global animal healthcare market was estimated to be valued at approximately $32 billion in 2015 and is expected to grow to more than $43 billion by 2020, reflecting a compound annual growth rate of more than 5% during this period. The companion animal segment is a particularly fast growing area, projected to exceed more than $15 billion by 2020. In January 2017, we entered into an evaluation and option agreement with a global leader in the animal health business segment to evaluate our cell therapy technology for application in an undisclosed animal health area. We received a payment in exchange for an exclusive period to evaluate our cell therapy technology with an option to negotiate for a license for the development and commercialization of the technology for the animal health area.

Novel 5HT2c agonists for the treatment of obesity and other conditions

We have developed novel pharmaceutical treatments for obesity, which are compounds designed to act by stimulating a key receptor in the brain that regulates appetite and food intake—the 5HT2c receptor. In 2012, the FDA approved Belviq (Lorcaserin), a 5HT2c agonist, for the treatment of obesity, illustrating that the FDA agrees with the concept that 5HT2c agonists that display appropriate selectivity, biological activity and clinical safety are approvable for indications such as obesity. We believe that the potency and selectivity profile displayed by our compounds in a clinical setting will result in substantially better efficacy and a cleaner safety and tolerability profile, as well as a more convenient dosing schedule than other 5HT2c agonist programs, including Lorcaserin. Further, we have observed efficacy when these compounds were evaluated in preclinical models of schizophrenia. We may elect to enter into a partnership to advance the development of our 5HT2c agonist program, either for the treatment of obesity, schizophrenia, or both indications, as well as for certain programs involving MultiStem.

Collaborations and Partnerships

Healios

On January 8, 2016, we entered into a license agreement with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan, and to provide Healios with access to Athersys’ proprietary MAPC technology for use in Healios’ “organ bud” program, initially for transplantation to treat liver disease or dysfunction. Under the agreement, Healios also obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which include ARDS and another indication in the orthopedic area, and to include all indications for the “organ bud” program. Healios is developing and intends to commercialize the MultiStem product in Japan, and we are using commercially reasonable efforts to supply manufactured product to Healios for its clinical trial. In the event that we determine that we are not able to supply product at a defined price or a price otherwise agreeable to Healios, we may notify Healios and grant it a license to make the product solely for use in the licensed field in Japan. In January 2017, we signed a clinical trial supply agreement, which is consistent with the license agreement, in preparation for delivering these planned manufacturing services for Healios’ clinical trial in Japan.

Under the terms of the agreement, we received an up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election. If Healios expands the collaboration, we will be entitled to receive a cash payment of $10 million. Healios may exercise its option to expand the collaboration after it receives the initial results from Athersys’ ongoing ARDS clinical trial.

For the ischemic stroke indication, we may also receive additional success-based development and regulatory approval and potential sales milestones aggregating up to $225 million. We will also receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Following the expiration or termination of the Agreement, Healios shall pay reduced royalties for continued use of our trademarks. Additionally, we will receive payments for product supplied to Healios under a manufacturing supply agreement.

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

Following termination of the agreement, the licenses granted to Healios to develop and commercialize MultiStem in Japan for ischemic stroke, and if the Expansion Option is exercised, for ARDS and the other indication in the orthopedic area, will terminate. Healios will transfer ownership to Athersys of its documents related to the product, the field and the Japan territory, such as regulatory filings, correspondence, approvals and documents; investigator brochures clinical data; and information related to the product. Further, the nonexclusive license to intellectual property developed by Healios during the collaboration shall survive termination and become our confidential information.

RTI

In 2010, we entered into an agreement with RTI to develop and commercialize MAPC technology-based biologic implants for certain orthopedic applications in the bone graft substitutes market on an exclusive basis. Under the terms of our RTI agreement, we received $5.0 million of license fees in installments during 2010-2012. In accordance with the agreement, we are also eligible to receive an additional $35.5 million in cash payments upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no significant milestone payments were received as of December 31, 2016. In addition, we receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens. We began receiving royalties from RTI in 2014. Royalties may be subject to a reduction if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product.

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

Chugai

In February 2015, we entered into a license agreement with Chugai to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan on an exclusive basis. Under the agreement, Chugai was responsible for the development and commercialization of MultiStem for ischemic stroke in Japan. Under the terms of the agreement, we received an up-front cash payment of $10 million from Chugai and were entitled to receive a near-term payment of $7 million tied to the results of our ongoing Phase 2 clinical trial in ischemic stroke, which was not paid by Chugai, thus triggering our right to terminate the agreement. We agreed with Chugai to terminate the agreement in October 2015, when the parties were unable to reach an agreement on a potential modification of the financial terms of the agreement and on development strategy in Japan in light of the 90-day interim results from our Phase 2 clinical study. In connection with the termination, all rights that Chugai had to the program reverted to us, and intellectual property generated through the collaboration is owned by us.

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

Bristol-Myers Squibb

In 2000, we entered into a collaboration with Bristol-Myers Squibb to provide cell lines expressing well validated drug targets produced using our RAGE technology for compound screening and development. This initial collaboration was expanded in 2002 and again in 2006, and was in its final phase as amended in 2009. Bristol-Myers Squibb uses the cell lines in its internal drug development programs and, in exchange, we receive license fee and milestone payments and would be entitled to receive royalties on the sale of any approved products. Depending on the use of a cell line by Bristol-Myers Squibb and the progress of drug development programs benefiting from the use of such a cell line, we could receive as much as approximately $5.5 million per cell line in additional license fees and milestone payments, though we cannot assure you that any further milestones will be achieved or that we will receive any additional milestone payments. As of December 31, 2016, we have received $9.8 million in license fees since the inception of our collaboration with Bristol-Myers Squibb and an aggregate amount of $2.7 million in milestone payments, including a $0.6 million payment received in 2016. Bristol-Myers Squibb still has a few active programs using our cell lines as of December 31, 2016 that could potentially generate revenue for us in the future.

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

Manufacturing

We work with third parties to manufacture our MultiStem product candidates in accordance with good manufacturing practices (GMP), and until such time as we are able to manufacture products ourselves in accordance with GMP, we will rely on such third party manufacturers to make our MultiStem product for clinical trials and eventually commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or maintain compliance with applicable government regulations. From time to time, such third party manufacturers, or their material suppliers, may be subject to inspections by the FDA or other regulators, which under certain circumstances could result in production stoppages and interruptions in supply, affecting the initiation, execution and timing of completion of clinical trials or commercial activities. Furthermore, material supply constraints could result in production delays. We attempt to mitigate risks to our product supply by careful planning of our production and raw material requirements with sufficient lead times for ramp-up by third party manufacturers. Additionally, we work with and qualify other third party manufacturers to provide alternative manufacturing capacity, if needed, due to delays or interruptions in supply, but such alternative manufacturers may be subject to similar constraints or issues.

Importantly, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of potential regulatory approval.

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

Other public companies are developing stem-related therapies, including Stem Cells Inc., Vericel Corporation, Tigenix NV, Caladrius Biosciences, Inc., Johnson & Johnson, Celgene Corporation, or Celgene, CRYO-CELL International, Inc., Pluristem Therapeutics, Inc., or Pluristem, and Cytori Therapeutics, Inc., or Cytori. In addition, private companies, such as Gamida Cell Ltd., Ocata Therapeutics Inc., Plureon Corporation, and others, are also developing cell therapy related products or capabilities. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years. In addition, our other earlier-stage programs may face competition, including from larger pharmaceutical and biotechnology companies.

Many of our competitors may have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies may succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, our competitors may develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete. Furthermore, some of these companies may feel threatened by our activities and attempt to delay or impede our efforts to develop our products or apply our technologies.

Intellectual Property

We rely on a combination of patent applications, patents, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors that we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property, or which relate to our business. We currently have over 260 patents for our technologies.

We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We developed, acquired and exclusively licensed intellectual property covering our cell therapy product candidates and other applications in the field. Our broad intellectual property portfolio consists of nearly 200 issued patents (of which 21 are United States patents) and more than 170 global patent applications around our stem cell technology and MultiStem product platform. This includes twenty United States patents and more than 135 international patents that apply to MAPC and related products, such as MultiStem. The current intellectual property estate, which incorporates additional filings and may broaden over time, could provide coverage for our stem cell product candidates, manufacturing processes and methods of use through 2032 and beyond. Furthermore, an extended period of market exclusivity may apply for certain products (e.g., exclusivity periods for orphan drug designation or biologics).

We have been active in the development, improvement and protection of our intellectual property portfolio through our prosecution efforts, collaborative research efforts, and in-licensing, among other things. From time-to-time, we will also engage in adversarial processes, such as interference or litigation, to protect or advance certain patents or applications. These activities represent an important cost of doing business, and can result in successes and setbacks due to the nature of the processes. For example, over the past several years, we have been involved in several proceedings in the United States with a third party focused on a technology developed after the MAPC technology. In an earlier proceeding, our success resulted in the issuance of a patent. However, in a subsequent proceeding, an interference board ruled that this patent and another application of ours should be cancelled, but this ruling is currently on appeal. Over time, we expect to be involved in similar proceedings with the objective of developing the portfolio to support and protect development and commercialization of our or our licensees’ cell therapy products.

We also have established a broad intellectual property portfolio related to our small molecule product candidates, functional genomics, and other technologies with over sixty global patents with claims directed to compositions, methods of making, and methods of using our candidates and technologies, among other claims.

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

Research and Development

Our research and development costs, which consist primarily of costs associated with external clinical trial costs, preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property application processes, and laboratory supply and reagent costs, were $24.8 million in 2016, $21.3 million in 2015 and $23.4 million in 2014.

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

A CTA is the European equivalent of the IND. CTA requirements are issued by each competent authority within the European Union and are enacted by local laws and Directives.

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

The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:

•	preclinical tests in animals that demonstrate a reasonable likelihood of safety and effectiveness (if possible) in human patients;

•	submission to the FDA of an IND, which must become effective before clinical trials in humans can commence. If Phase 1 clinical trials are to be conducted initially outside the United States, a different regulatory filing is required, depending on the location of the trial;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the drug or biologic product for the intended disease indication;

•	for drugs, (including biologics) submission of a New Drug Application, or NDA, or a BLA with the FDA; and

•	FDA approval of the NDA or BLA before any commercial sale or shipment of the drug.

Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. The clinical development phase generally takes ten to fifteen years, or longer, to complete (i.e., from the initiation of Phase 1 through completion of Phase 3 studies), and such sequential studies may overlap or be combined. After successful completion of clinical trials for a new drug or biologic product, FDA approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA’s approval of an NDA or BLA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required, followed by a resubmission of the NDA or BLA. Review and approval of an NDA or BLA can take up to several years. The FDA and other Regulatory agencies such as the EMA and PMDA have regulations that allow for faster approval paths and review cycles that may reduce clinical development phase completion to between five and seven years to commercialization. Such regulations include but are not limited to accelerated/conditional approval paths and review cycles of between six to ten months (priority/accelerated review cycles). However, there are specific criteria that must be met to qualify for these paths, such as high unmet medical need, orphan designation, fast track, exceptional circumstances and breakthrough designation.

In addition to obtaining FDA approval for each product being sold in the United States, each drug manufacturing facility must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state, and local agencies, and must comply with good manufacturing practices, or GMP, requirements. We do not currently have any GMP manufacturing capabilities, and will rely on contract manufacturers to produce material for any clinical trials that we conduct.

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

As of December 31, 2016, we employed 60 full-time employees, including 15 with Ph.D. degrees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.

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

Since our inception in 1995, we incurred significant losses and negative cash flows from operations. We incurred net losses of $15 million in 2016, $16 million in 2015 and $22 million in 2014. As of December 31, 2016, we had an accumulated deficit of $318 million and anticipate incurring additional losses for at least the next several years. We expect to spend significant resources over the next several years to enhance our technologies and to fund research and development of our pipeline of potential products. To date, substantially all of Athersys’ revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through our existing or future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested in humans and animal studies. We cannot assure you that we will ever earn sales revenue or that we will ever become profitable. If we sustain losses over an extended period of time, we may be unable to continue our business.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.

The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $11 million in 2016, $14 million in 2015 and $26 million in 2014.

At December 31, 2016, we had $15 million of cash and cash equivalents, and in February 2017, we added $20.9 million to our cash position through the issuance of common stock in a public offering. However, we will need substantially more to advance our product candidates through development. Furthermore, we will need to add additional capital to fund our operations through the completion of our current clinical trials. Our future capital requirements will depend on many factors, including:

•	our ability to raise capital to fund our operations;

•	the progress, scope, costs, and results of our clinical and preclinical testing of any current or future product candidates;

•	the possibility of delays in, adverse events of, and excessive costs of the development process;

•	the cost of manufacturing our product candidates;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	expenses related to complying with good manufacturing practices, or GMP, of therapeutic product candidates;

•	costs of financing or acquiring additional capital equipment and development technologies;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;

•	the amount and timing of payments or equity investments that we receive from collaborators or changes in or terminations of future or existing collaboration and licensing arrangements and the timing and amount of expenses we incur to supporting these collaborations and license agreements;

•	costs associated with the integration of any new operation, including costs relating to future mergers and acquisitions with companies that have complementary capabilities;

•	expenses related to the establishment of sales and marketing capabilities for products awaiting approval or products that have been approved;

•	the level of our sales and marketing expenses; and

•	our ability to introduce and sell new products.

The extent to which we utilize our existing equity purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not affect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default. Even if we are able to access the $26 million available under the purchase agreement as of December 31, 2016, we will still need additional capital to fully implement our business, operating and development plans.

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

We are heavily dependent on the successful development and commercialization of MultiStem products, and if we encounter delays or difficulties in the development of these product candidate, our business could be harmed.

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

We intend to seek approval for our product candidates through the FDA approval process in the United States, and through other regulatory agencies outside the United States. To obtain regulatory approvals, we must, among other requirements, complete clinical trials showing that our products are safe and effective for a particular indication. Under the approval process, we must submit clinical and non-clinical data to demonstrate the product is safe and effective. For example, we must be able to provide data and information, which may include extended pharmacology, toxicology, reproductive toxicology, bioavailability and genotoxicity studies, to establish suitability for late stage clinical trials.

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

If we inadvertently violate the guidelines pertaining to promotion and advertising of our clinical candidates or approved products, we may be subject to disciplinary action by the FDA’s Division of Drug Marketing, Advertising, and Communications or other regulatory bodies.

The FDA’s Division of Drug Marketing, Advertising, and Communications, or DDMAC, is responsible for reviewing prescription drug advertising and promotional labeling to ensure that the information contained in these materials is not false or misleading. There are specific disclosure requirements and the applicable regulations mandate that advertisements cannot be false or misleading or omit material facts about the product. Prescription drug promotional materials must present a fair balance between the drug’s effectiveness and the risks associated with its use. Most warning letters from DDMAC cite inadequate disclosure of risk information.

DDMAC prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that DDMAC typically sends to companies which violate its drug advertising and promotional guidelines: notice of violation letters, or untitled letters, and warning letters. In the case of an untitled letter, DDMAC typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from DDMAC, we may inadvertently violate DDMAC’s guidelines in the future and be subject to a DDMAC untitled letter or warning letter, which may have a negative impact on our business.

We may rely on third parties to manufacture our MultiStem product candidate.

Our current business strategy relies on third parties to manufacture our MultiStem product candidates in accordance with good manufacturing practices established by the FDA or similar regulations in other countries. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or comply with applicable government regulations. From time to time, such third party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of clinical trials or commercial activities. Additionally, if the manufactured product fails to perform as specified, our business and reputation could be severely impacted.

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

We carry product liability insurance that includes coverage for human clinical trials. Currently, we insure a total limit of $15 million per occurrence, $15 million annual aggregate coverage for both our products liability policy and our clinical trials protection. This limit is comprised of both primary and excess coverage. We also intend to seek product liability insurance for any approved products that we may develop or acquire. However, in the event there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If such insurance is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. We anticipate continuing debate in 2017 and in the foreseeable future over the research and development, marketing, pricing and reimbursement for health care products and services, including those that would affect our current product candidates. For example, Federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Among other developments, the new United States presidential administration has identified repealing and replacing the Patient Protection and Affordable Care Act (ACA), enacted in 2010 as a priority. The timing and method of repeal and replacement, should it occur, is uncertain but changes could include the number of patient lives covered, the type of insurance coverage available and patient eligibility. Legislation and regulations affecting the pricing of products like our potential products may change further or be adopted before any of our potential products are approved for marketing. Cost control initiatives by governments or third-party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that make our products under development become unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider any or all of our products under development to be cost effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our products that are approved for commercialization.

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

We are aware of other companies and academic institutions that have been performing research in the areas of adult-derived stem cells. In particular, other companies and academic institutions have announced that they have identified nonembryonic stem cells isolated from bone marrow or other tissues that have the ability to form a range of cell types, or display the property of pluripotency. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered applications of our MultiStem technology, or otherwise conducting our business. In addition, it is possible that some of the pharmaceutical product candidates we are developing may not be patentable or may be covered by intellectual property of third parties. For example, over the past several years, we have been involved in several proceedings in the United States with a third party focused on a technology developed after the MAPC technology. In an earlier proceeding, our success resulted in the issuance of a patent. However, in a more recent proceeding, an interference board ruled that this patent and another application of ours should be cancelled, but this ruling is currently on appeal. Over time, we expect to be involved in similar proceedings with the objective of developing the portfolio to support and protect development and commercialization of our or our licensees’ cell therapy products.

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

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards or other tax attributes, which could harm our profitability.

At December 31, 2016, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $113,080,000 and $5,842,000, respectively. Such operating losses and tax credits may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2020 and 2036. We also had foreign net operating loss carryforwards and foreign tax credit carryforwards of approximately $14,863,000 and $175,000, respectively. Such foreign net operating loss carryforwards do not expire and foreign tax credit carryforwards will expire between 2017 and 2021. We also had state and city net operating loss carryforwards aggregating approximately $57,881,000. Such operating losses may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2017 and 2036.

The utilization of net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of our equity offering that occurred in October 2012. We generated U.S. federal net operating loss carryforwards of $76,420,000, research and development tax credits of $5,842,000, and state and local net operating loss carryforwards of $56,919,000 since 2012. We will update our analysis under Section 382 prior to using these attributes.

Our ability to utilize of tax attributes that are not part of the Section 382 Limited Attributes may also be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The February 2017 offering or other issuances or sales of our common stock (including certain transactions involving our common stock that are outside of our control) could cause an “ownership change.” If an “ownership change” occurs, Section 382 of the Code would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could harm our profitability.

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

Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 45,000 square feet of space for our corporate offices and laboratories, with state-of-the-art laboratory space. The lease began in 2000 and currently expires in March 2018, and we have the option to renew annually through 2019. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we currently lease office and laboratory space for our Belgian subsidiary. The lease currently expires in July 2017, and we have an option to renew annually through July 2022. The annual rent in Belgium is approximately $172,000 and is subject to adjustments based on an inflationary index. Our total rent expense for all properties was $465,000 in 2016.

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

Gil Van Bokkelen, Ph.D.

Age: 56

Dr. Van Bokkelen has served as our Chief Executive Officer and Chairman since August 2000. Dr. Van Bokkelen co-founded Athersys in 1995 and has served as Chief Executive Officer and Director since the Company’s founding. Prior to May 2006, he also served as the Company’s President. Dr. Van Bokkelen is also the Chairman of the Board of Governors for the National Center for Regenerative Medicine. He served as the Chairman of the Alliance for Regenerative Medicine from 2010 through 2012, a Washington D.C. based consortium of companies, patient advocacy groups, disease foundations, and clinical and research institutions that are committed to the advancement of the field of regenerative medicine, and served ex officio from 2013 to 2014. He has served on a number of other boards, including the Biotechnology Innovation Organization’s ECS board of directors (from 2001 to 2004, and from 2008 to present). He received his Ph.D. in Genetics from Stanford University School of Medicine, his B.A. in Economics from the University of California at Berkeley, and his B.A. in Molecular Biology from the University of California at Berkeley.

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

Age: 49

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

Age: 51

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

Laura K. Campbell, CPA

Age: 53

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

	High	Low
Year ended December 31, 2016:
Fourth Quarter	$2.29	$1.41
Third Quarter	$2.35	$1.85
Second Quarter	$2.60	$1.80
First Quarter	$2.90	$0.98
Year ended December 31, 2015:
Fourth Quarter	$1.19	$0.94
Third Quarter	$1.57	$1.00
Second Quarter	$3.23	$0.90
First Quarter	$3.43	$1.54

Holders

As of February 28, 2017, there were approximately 525 holders of record of our common stock. Additionally, shares of common stock are held by financial institutions as nominees for beneficial owners that are deposited into participant accounts at the Depository Trust Company, which are considered to be held of record by Cede & Co. and are included in the holders of record as one stockholder.

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

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenues:
Contract revenue	$16,238	$10,298	$286	$755	$7,380
Grant revenue	1,109	1,650	1,337	1,683	1,328

Total revenues	17,347	11,948	1,623	2,438	8,708
Costs and expenses:
Research and development	24,838	21,316	23,366	20,484	19,636
General and administrative	7,835	7,536	6,909	6,065	4,753
Depreciation	382	267	360	346	320

Total costs and expenses	33,055	29,119	30,635	26,895	24,709
Gain from insurance proceeds, net	682	—	—	—	—

Loss from operations	(15,026)	(17,171)	(29,012)	(24,457)	(16,001)
Other income (expense):
(Expense) income from change in fair value of warrants	(557)	772	6,591	(6,324)	2,404
Other income (expense), net	209	(61)	86	38	(1,138)

Loss before income taxes	(15,374)	(16,460)	(22,335)	(30,743)	(14,735)
Income tax benefit	37	38	253	—	—

Net loss	$(15,337)	$(16,422)	$(22,082)	$(30,743)	$(14,735)

Net loss per share, basic	$(0.18)	$(0.20)	$(0.29)	$(0.53)	$(0.45)
Weighted average shares outstanding, basic	84,715	82,144	76,955	57,675	32,557
Net loss per share, diluted	$(0.18)	$(0.20)	$(0.31)	$(0.53)	$(0.45)
Weighted average shares outstanding, diluted	84,715	82,851	78,541	57,675	32,557

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,753	$23,027	$26,127	$31,948	$25,533
Working capital, excluding note payable	9,405	19,251	22,556	28,487	21,831
Total assets	19,060	25,129	28,718	34,188	27,603
Warrant liabilities and note payable	1,004	839	3,131	9,999	2,878
Total stockholders’ equity	11,181	19,724	20,895	19,821	20,247

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Programs

By applying our proprietary MultiStem cell therapy product, we established therapeutic product development programs treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other conditions. Our programs in the clinical development stage include the following:

• Ischemic Stroke: We completed our Phase 2 study of MultiStem treatment of patients suffering a moderate to severe ischemic stroke and announced the one-year follow-up data and final results from the study in February 2016. We are actively engaged in advancing the next stage of clinical development of this program, both independently and with Healios. In September 2016, we announced that we received agreement from the FDA under a SPA for the design and planned analysis of a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke. The SPA provides agreement from the FDA that the protocol design, clinical endpoints, planned conduct and statistical analyses encompassed in Athersys’ planned Phase 3 study are acceptable to support a regulatory submission for approval of the MultiStem product for treating ischemic stroke patients. If the trial is successful, we believe the results from our Phase 3 MASTERS-2 clinical trial, together with other available clinical data, would provide the foundation of the regulatory package to be submitted for marketing approval.

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

Also in September 2016, we announced the successful completion of the PMDA review of Healios’ CTN, allowing Healios to commence its confirmatory clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan, which will be evaluated under the new regulatory framework for regenerative medicine therapies. In accordance with the regulatory system in Japan, a CTN is equivalent to an IND, under the regulatory system used in the United States. This clinical trial to be conducted in Japan is part of a partnership and license agreement between Healios and Athersys, focused on the development and commercialization of MultiStem in Japan for the treatment of ischemic stroke, and potentially other indications. The study design was accepted as proposed to PMDA in the CTN.

Healios’ TREASURE study in Japan will be a randomized, double-blind, placebo-controlled clinical trial conducted at hospitals in Japan that have extensive experience at providing care for stroke victims. Based on the experience from our B01-02 study, subjects enrolled in the trial will receive either a single dose of MultiStem or placebo, administered within 18–36 hours of the occurrence of the stroke, in addition to standard of care. The study will evaluate patient recovery through approximately 90 days following initial treatment based on Excellent Outcome and other neurological, functional and clinical endpoints.

We intend to be prepared to launch our MASTERS-2 clinical trial in 2017 and will update our stockholders as we move forward with these plans. The Healios TREASURE clinical trial in Japan was presented at the International Stroke Conference in February 2017, and according to Healios, the study is expected to be complete in the second half of 2018.

• Acute Myocardial Infarction: We have an ongoing Phase 2 clinical study in the United States for the administration of MultiStem cell therapy to patients that have suffered an AMI. We previously evaluated the administration of MultiStem to patients that suffered an AMI in a Phase 1 clinical study. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded in 2013 a grant for up to $2.8 million in funding to support the advancement of this clinical program, and we are currently enrolling patients in our Phase 2 clinical study, evaluating the safety and efficacy of MultiStem treatment in subjects who have a non-ST elevated myocardial infarction. The study is double-blind, sham-controlled and is being conducted at leading cardiovascular centers in the United States. Since the rate of enrollment in this study has been below our expectations based on our historical data, we have taken steps to increase enrollment rates that have recently been implemented.

• Acute Respiratory Distress Syndrome: We have also initiated a clinical study for the treatment of ARDS in the United Kingdom and in the United States. In 2015, we were awarded a grant from Innovate UK for up to approximately £2.0 million as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs that severely compromises pulmonary function, requiring patients to be placed on a ventilator. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The Phase 1/2 clinical trial is active, although initial patient accrual has been slower than expected, and we have taken steps to improve enrollment.

• Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including GvHD an imbalance of immune system function caused by transplanted cells that trigger an attack against various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cell therapy in this indication and suggested that the treatment may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. We were granted orphan drug designation by the FDA and the EMA, for MultiStem treatment in the prevention of GvHD. In 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Subsequently, our registration study design received a positive opinion from the EMA through the Protocol Assessment/Scientific Advice procedure. Furthermore, in December 2015, the proposed registration study received Special Protocol Assessment designation from the FDA, meaning that the trial is adequately designed to support a biologics license application, or BLA, submission for registration if it is successful. Currently, we are staging this program for future registration-directed development dependent on the achievement of certain business development and financial objectives and the development and success of alternative therapies for treating the underlying conditions leading to transplant.

While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at ReGenesys, we are evaluating our cell therapy for use in treating disease and conditions in the animal health segment. We and ReGenesys have demonstrated in preclinical animal health models that MultiStem cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from conditions with unmet medical need. In January 2017, we entered into an evaluation and option agreement with a global leader in the animal health business segment to evaluate our cell therapy technology for application in an undisclosed animal health area. We received a payment in exchange for an exclusive period to evaluate our cell therapy technology with an option to negotiate for a license for the development and commercialization of the technology for the animal health area.

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

The MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. Until such time as we are able to manufacture products ourselves in accordance with GMP, we will continue to rely on third party manufacturers to make our MultiStem product for clinical trials and commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or comply with applicable government regulations. From time to time, such third party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of clinical trials or commercial activities.

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

We have also developed other earlier stage cell-based and small molecule programs targeted at indications with significant unmet needs. We may elect to enter into partnerships to advance the development of these programs, as well as certain programs involving MultiStem therapy.

Financial

In February 2017, we completed a public offering generating net proceeds of approximately $20.9 million through the issuance of 22,772,300 shares of common stock at an offering price of $1.01 per share.

In connection with our January 2016 license agreement with Healios, we received an up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election. If Healios expands the collaboration, we will be entitled to receive an additional cash payment of $10 million. Healios may exercise its option to expand the collaboration after receipt of the initial results from our ongoing ARDS clinical trial.

For the ischemic stroke indication, we may also receive additional success-based development and regulatory approval milestones and potential sales milestones from Healios aggregating up to $225 million. We will also receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Additionally, we will receive payments for product supplied to Healios under a manufacturing supply agreement.

If Healios exercises the option to expand to collaboration, we would be entitled to receive royalties from product sales and success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications, as well as a fractional royalty percentage on net sales of the organ bud products.

In October 2015, we and Chugai Pharmaceuticals Co., Ltd., or Chugai, agreed to terminate the License Agreement (the “Chugai Agreement”), dated February 28, 2015, between the parties, as a result of an inability to reach an agreement on the modification of the financial terms of the Chugai Agreement and on the development strategy, as proposed by Chugai, of our MultiStem cell therapy for the treatment of ischemic stroke in Japan. Pursuant to the terms of the Chugai Agreement, upon termination, we regained all rights for developing our stem cell technologies and products for ischemic stroke in Japan, retained the non-refundable up-front cash payment of $10 million from Chugai, and Chugai no longer has any license rights or options with respect to our technologies and products. Neither we nor Chugai have any further obligations to each other.

We have in place an equity purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, which provides us the ability to sell shares to Aspire Capital from time-to-time, as appropriate. Under our facility that was renewed in December 2015, we can elect to sell to Aspire Capital up to an additional $30 million of shares of common stock under the agreement. During the quarter ended December 31, 2016, 1,050,000 shares were sold under the Aspire Capital equity purchase agreement at an average price of $1.56, and during the year ended December 31, 2016, we sold 2,191,418 shares to Aspire Capital at an average price of $1.84.

During the year ended December 31, 2016, we received proceeds of approximately $163,000 from the exercise of warrants, resulting in the issuance of 161,366 shares of common stock in the aggregate.

In 2015, we and Catapult were awarded a grant from Innovate UK as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. The grant is expected to provide up to approximately £2.0 million in aggregate support over the course of the study, which is currently enrolling patients.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Revenues increased to $17.3 million for the year ended December 31, 2016 from $11.9 million in 2015, related primarily to the $15.0 million payment received from the Healios collaboration in January 2016 that was recognized as revenue in the first quarter of 2016. The year ended December 31, 2015 includes the $10.0 million payment received from Chugai that was recognized in the fourth quarter of 2015 upon the collaboration’s termination in October 2015. We expect our future contract revenues to be comprised primarily of revenues associated with our Healios collaboration, royalty payments and potential commercial milestone payments from RTI, and proceeds from potential new collaborations. Grant revenue decreased $0.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to completed grants and the timing of grant-funded projects. Our grant revenues fluctuate from period-to-period based on new grant awards, completed grants and the timing of grant-related activities.

Research and Development Expenses. Research and development expenses increased to $24.8 million for the year ended December 31, 2016 from $21.3 million for the year ended December 31, 2015. The increase of $3.5 million related primarily to an increase in clinical and preclinical development costs of $3.0 million, an increase in personnel costs of $0.2 million, an increase in legal and professional fees of $0.2 million and an increase in research supplies of $0.1 million. Our clinical and preclinical development costs primarily reflect costs associated with our MultiStem clinical trials and include contract research organization costs, clinical manufacturing costs, manufacturing process development costs, and clinical and regulatory consulting costs. The increase in our preclinical and clinical development costs is primarily due to increased manufacturing costs, clinical study costs and regulatory costs. The increase in legal fees was a result of increased patent expenses associated with patent prosecution, national filings, and interparty proceedings and related filings. Based on our planned clinical development, manufacturing and process development activities, we expect our 2017 annual research and development expenses to be similar to 2016, and such costs will vary over time based on clinical manufacturing campaigns, the timing and stage of clinical trials underway, and manufacturing process development activities. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $7.8 million in 2016 from $7.5 million in 2015. The $0.3 million increase in 2016 compared to 2015 was due primarily to an increase of $0.2 million in personnel costs and an $0.1 million increase in other outside services. We expect our general and administrative expenses to continue at similar levels in 2017.

Depreciation. Depreciation expense increased to $0.4 million in 2016 from $0.3 million in 2015 due to equipment purchases and assets placed in service as a result of the flood repairs.

Gain from Insurance Proceeds, net. The net insurance recovery gain of $0.7 million during 2016 included the loss associated with remediated flood damage (e.g., removal, clean-up), netted against the aggregate insurance proceeds received. The net amount resulted in a gain since most of the replaced assets were fully-depreciated leasehold improvements.

Income (Expense) from Change in Fair Value of Warrants. Expense of $0.6 million and income of $0.8 million was recognized during the years ended December 31, 2016 and 2015, respectively, for the market value change in our warrant liabilities. The fluctuation is related to the impact of changes in warrant value, primarily affected by our stock price and the remaining lives of the issued warrants. Our warrants are expiring in the first quarter of 2017, and therefore, we will not be recognizing a fair value change beginning the second quarter of 2017.

Other Income (Expense), net. Other income (expense), net, for the years ended December 31, 2016 and 2015 remained relatively consistent and was comprised of interest income and expense, and foreign currency gains and losses.

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

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities. At December 31, 2016, we had $14.8 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We incurred losses since inception of operations in 1995 and had an accumulated deficit of $318 million at December 31, 2016. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

In February 2017, we completed a public offering generating net proceeds of approximately $20.9 million through the issuance of 22,772,300 shares of common stock at an offering price of $1.01 per share.

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

We have had an equity purchase arrangement in place with Aspire Capital since 2011, through two to three year equity facility agreements, each with similar terms. The current agreement with Aspire Capital was entered into in December 2015 and includes Aspire’s commitment to purchase up to an aggregate of $30.0 million of shares of our common stock over a new three-year period. The terms of the 2015 equity facility are similar to the previous arrangements, and we issued 250,000 shares of our common stock to Aspire Capital as a commitment fee in December 2015 and filed a registration statement for the resale of 16,600,000 shares of common stock in connection with the new equity facility. During the years ended December 31, 2016 and 2015, we sold 2,191,418 and 4,023,719 shares, respectively, to Aspire Capital at average prices of $1.84 and $2.58 per share, respectively. As of December 31, 2016, we received proceeds of approximately $28.8 million in aggregate under the Aspire equity purchase agreements since its inception in 2011.

Investors in certain of our equity offerings have received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 1.9 million shares remain outstanding at December 31, 2016 with an exercise price of $1.01 per share and expire March 14, 2017. During the year ended December 31, 2016, we received proceeds of approximately $163,000 from the exercise of warrants, resulting in the issuance of 161,366 shares of common stock in the aggregate. During the year ended December 31, 2015, we received proceeds of approximately $1.0 million from the exercise of warrants, resulting in the issuance of 966,184 shares of common stock in the aggregate. Subsequent to December 31, 2016, we received proceeds of approximately $0.4 million from the exercise of the warrants.

In connection with our January 2016 license agreement with Healios, we received an up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election. If Healios expands the collaboration, we will be entitled to receive an additional cash payment of $10 million. Healios may exercise its option to expand the collaboration after the receipt of the initial results from Athersys’ ongoing ARDS clinical trial. For the ischemic stroke indication, we may also receive additional success-based development and regulatory approval milestones potential sales milestones from Healios aggregating up to $225 million. We will also receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Additionally, we will receive payments for product supplied to Healios under a manufacturing supply agreement; provided, that, if we determine that we are not able to supply product at a defined price or a price otherwise agreeable to Healios after using commercially reasonable efforts, we may notify Healios and grant Healios it a license to make the product solely for use in the licensed field in Japan. In January 2017, we signed a clinical trial supply agreement for the manufacturing of investigational product for Healios for its Japan clinical study.

If Healios exercises the option to expand to collaboration, we would be entitled to receive royalties from product sales and success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications, as well as a fractional royalty percentage on net sales of the organ bud products.

In connection with our license agreement with Chugai that was terminated in October 2015, we received an up-front cash payment of $10 million in 2015, but terminated the license agreement when the parties were unable to reach an agreement on the potential modification of the financial terms of the agreement and on the development strategy in Japan. We retained the $10 million up-front cash payment from Chugai and regained all rights for developing our stem cell technologies and products for ischemic stroke in Japan, and Chugai no longer has any license rights or options with respect to our technologies and products. Neither we nor Chugai have any further obligations to each other.

Under the terms of our RTI agreement, we are eligible to receive cash payments aggregating up to $35.5 million upon the successful achievement of certain commercial milestones, though there can be no assurance that such milestones will be achieved, and no significant milestone payments have been received as of December 31, 2016. In addition, we are entitled to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens, and we began receiving royalty payments in 2014.

We remain entitled to receive license fees for targets that were delivered to Bristol-Myers Squibb under our completed 2001 collaboration, as well as milestone payments and royalties on compounds developed by Bristol-Myers Squibb using our technology, though there can be no assurance that we will achieve any such milestones or royalties. Bristol-Myers Squibb still has a few active programs using our cell lines, and during 2016, we received a $0.6 million milestone payment related to this collaboration.

We are obligated to pay the University of Minnesota a sublicense fee or a royalty based on worldwide commercial sales of licensed products if covered by a valid licensed patent. The low single-digit royalty rate may be reduced if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product. As of December 31, 2016, we have paid no royalties to the University of Minnesota and have paid sublicense fees from time-to-time in connection with our collaborations.

In 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center and the Cleveland Clinic Foundation in which we were entitled to proceeds of up to $0.5 million in the form of a forgivable loan to fund certain preclinical work. In February 2016, the loan and accrued interest, which amounted to approximately $0.2 million, was forgiven according to its terms based on our achievement of certain milestones.

In 2015, we and Catapult were awarded a grant from Innovate UK as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. The grant is expected to provide up to approximately £2.0 million in support (of which £0.75 million is our portion) over the course of the study, which is currently enrolling patients.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At December 31, 2016, we had available cash and cash equivalents of $14.8 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development, achievement of milestones under our collaborations, and grant-funding opportunities. Additionally, we may raise capital from time to time through our equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $10.9 million, $13.8 million and $25.8 million in 2016, 2015 and 2014, respectively, and represented the use of cash to fund operations, clinical trials, and preclinical and process development activities; net of receipts from collaborative arrangements (e.g., Healios in 2016 and Chugai in 2015). Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs, and manufacturing process development projects.

Net cash used in investing activities was $1.1 million, $0.1 million and $0.3 million in 2016, 2015 and 2014, respectively, related to the purchase of equipment for our manufacturing process development activities in 2016, which was partially offset by proceeds from insurance related to a flood. We expect that our capital equipment expenditures will decrease in 2017 compared to 2016.

Financing activities provided net cash of $3.7 million in 2016 and $10.8 million in 2015 related to the exercise of common stock warrants and equity sales to Aspire Capital, net of treasury stock payments. Financing activities provided net cash of $20.3 million in 2014 related to the January 2014 registered direct offering, the exercise of common stock warrants and equity sales to Aspire Capital, net of treasury stock payments.

Our contractual payment obligations as of December 31, 2016 are as follows:

Payment due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases for facilities and equipment leases	$465,000	$371,000	$94,000	$—	$—
Reserved manufacturing space	1,000,000	1,000,000	—	—	—

	$1,465,000	$1,371,000	$94,000	$—	$—

We lease office and laboratory space under operating leases. Our lease for our corporate offices and laboratories began in 2000 and currently expires in March 2018, and we have the option to renew annually through 2019. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we lease office and laboratory space for our Belgian subsidiary that currently expires in July 2017 and includes options to renew annually through July 2022, and the annual rent of approximately $172,000 is subject to adjustments based on an inflationary index. Our total rent expense for all properties was $465,000 in 2016.

We have reserved space at a contract manufacturer to manufacture our cell therapy product for clinical development through May 2017.

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

For agreements entered into prior to January 1, 2011 and not materially modified thereafter (such as RTI and Bristol-Myers Squibb contract revenue), we applied our prior accounting policy and assessed whether arrangements had standalone value and objective and reliable evidence of fair value, and if so, were accounted for as a single unit. The performance period for such agreements has concluded. The remaining potential milestones from our Bristol-Myers Squibb arrangement were determined to be non-substantive and are recognized in the period that the milestone is achieved, since we have no remaining obligations under the agreement. The remaining potential commercial milestones from our RTI collaboration are recognized when earned. Both such milestones are included in contract revenues when earned.

We recognize revenue, in full, in the period that the milestone is achieved from at-risk, performance milestones that are related to our past performance and determined to be substantive at the inception of the arrangement.

We entered into collaboration agreements with Healios, Chugai and RTI that contain multiple elements and deliverables. For a description of the collaboration agreements and the determination of contract revenues, see Note E to our audited consolidated financial statements.

Grant revenue consists of funding under cost reimbursement programs primarily from federal and non-profit foundation sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as tasks are completed.

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

In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as human therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:

•	our ability to raise capital to fund our operations;

•	the timing and nature of results from our MultiStem clinical trials;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials of our product candidates;

•	the possibility of delays, work stoppages or interruptions in manufacturing by third parties or us, such as due to material supply constraints or regulatory issues;

•	uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem cell therapy for the treatment of stroke, AMI and ARDS, and the prevention of GvHD and other disease indications;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect and defend our intellectual property and related business operations, including the successful prosecution of our patent applications and enforcement of our patent rights, and operate our business in an environment of rapid technology and intellectual property development;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones and earn royalties under our collaboration agreements;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements;

•	the success of our efforts to enter into new strategic partnerships and advance our programs, including, without limitation, in the United States, Europe and Japan;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors; and

•	the risks mentioned elsewhere in this annual report on Form 10-K under Item 1A, “Risk Factors.”

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

Interest Rate Risk

Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of December 31, 2016, we had no investments.

We have entered into loan arrangements with financial institutions when needed and when available to us. At December 31, 2016, we had no borrowings outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Athersys, Inc.

Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Athersys, Inc.

We have audited the accompanying consolidated balance sheets of Athersys, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Athersys, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Athersys, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Athersys, Inc.

We have audited Athersys, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Athersys Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Athersys, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Athersys, Inc. and subsidiaries and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 10, 2017

Athersys, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$14,753	$23,027
Accounts receivable	598	361
Prepaid expenses and other	929	429

Total current assets	16,280	23,817
Equipment, net	2,605	1,135
Deferred tax assets	175	177

Total assets	$19,060	$25,129

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,761	$2,702
Accrued compensation and related benefits	1,190	1,024
Accrued clinical trial costs	389	82
Accrued expenses	535	513
Note payable	—	190
Deferred revenue	—	245

Total current liabilities	6,875	4,756
Warrant liabilities	1,004	649
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 86,629,302 and 83,720,154 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	87	84
Additional paid-in capital	329,373	322,582
Accumulated deficit	(318,279)	(302,942)

Total stockholders’ equity	11,181	19,724

Total liabilities and stockholders’ equity	$19,060	$25,129

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Contract revenue	$16,238	$10,298	$286
Grant revenue	1,109	1,650	1,337

Total revenues	17,347	11,948	1,623
Costs and expenses
Research and development (including stock compensation expense of $1,192, $1,277 and $1,158 in 2016, 2015 and 2014, respectively)	24,838	21,316	23,366
General and administrative (including stock compensation expense of $1,676, $1,652 and $1,447 in 2016, 2015 and 2014, respectively)	7,835	7,536	6,909
Depreciation	382	267	360

Total costs and expenses	33,055	29,119	30,635
Gain from insurance proceeds, net	682	—	—

Loss from operations	(15,026)	(17,171)	(29,012)
(Expense) income from change in fair value of warrants, net	(557)	772	6,591
Other income (expense), net	209	(61)	86

Loss before income taxes	(15,374)	(16,460)	(22,335)
Income tax benefit	37	38	253

Net loss and comprehensive loss	$(15,337)	$(16,422)	$(22,082)

Net loss per common share, basic	$(0.18)	$(0.20)	$(0.29)
Weighted average shares outstanding, basic	84,715,471	82,143,610	76,954,503

Net loss per common share, diluted	$(0.18)	$(0.20)	$(0.31)
Weighted average shares outstanding, diluted	84,715,471	82,851,091	78,541,447

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional			Total
	Number of Shares	Stated Value	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2014	—	$—	70,683,480	71	$284,323	$(135)	$(264,438)	$19,821
Stock-based compensation	—	—	—	—	2,605	—	—	2,605
Issuance of common stock from warrant exercises	—	—	928,924	1	868	69	—	938
Issuance of common stock and warrants, net of issuance costs	—	—	5,250,000	5	19,698	358	—	20,061
Issuance of common stock under equity compensation plans	—	—	844,412	1	(157)	(292)	—	(448)
Net and comprehensive loss	—	—	—	—	—	—	(22,082)	(22,082)

Balance at December 31, 2014	—	—	77,706,816	78	307,337	—	$(286,520)	$20,895
Stock-based compensation	—	—	—	—	2,929	—	—	2,929
Issuance of common stock from warrant exercises	—	—	966,184	1	975	—	—	976
Issuance of common stock, net of issuance costs	—	—	4,273,719	4	11,831	—	—	11,835
Issuance of common stock under equity compensation plans	—	—	773,435	1	(490)	—	—	(489)
Net and comprehensive loss	—	—	—	—	—	—	(16,422)	(16,422)

Balance at December 31, 2015	—	—	83,720,154	84	322,582	—	$(302,942)	$19,724
Stock-based compensation	—	—	—	—	2,868	—	—	2,868
Issuance of common stock from warrant exercises	—	—	161,366	—	163	—	—	163
Issuance of common stock, net of issuance costs	—	—	2,191,418	2	4,228	—	—	4,230
Issuance of common stock under equity compensation plans	—	—	556,364	1	(468)	—	—	(467)
Net and comprehensive loss	—	—	—	—	—	—	(15,337)	(15,337)

Balance at December 31, 2016	—	$—	86,629,302	$87	$329,373	$—	$(318,279)	$11,181

See accompanying notes.

Athersys, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(15,337)	$(16,422)	$(22,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382	267	360
Gain from forgiveness of note payable	(190)	—	—
Stock-based compensation	2,868	2,929	2,605
Deferred tax benefit	2	23	(200)
Gain from insurance proceeds, net	(682)	—	—
Change in fair value of warrant liabilities	557	(772)	(6,591)
Changes in operating assets and liabilities:
Accounts receivable	(237)	333	(174)
Prepaid expenses and other	(462)	4	(33)
Accounts payable and accrued expenses	2,413	(296)	335
Deferred revenue	(245)	170	(11)

Net cash used in operating activities	(10,931)	(13,764)	(25,791)
Investing activities
Purchase of available-for-sale securities	(16,343)	—	—
Sales of available-for-sale securities	16,305	—	—
Proceeds from insurance	682	—	—
Purchases of equipment	(1,711)	(132)	(297)

Net cash used in investing activities	(1,067)	(132)	(297)
Financing activities
Proceeds from issuance of common stock and warrants, net	4,028	10,310	19,621
Proceeds from exercise of warrants	163	976	938
Purchase of treasury stock	(467)	(490)	(292)

Net cash provided by financing activities	3,724	10,796	20,267

Decrease in cash and cash equivalents	(8,274)	(3,100)	(5,821)
Cash and cash equivalents at beginning of year	23,027	26,127	31,948

Cash and cash equivalents at end of year	$14,753	$23,027	$26,127

See accompanying notes.

Athersys, Inc.

Notes to Consolidated Financial Statements

A. Background

We are an international biotechnology company that is focused primarily in the field of regenerative medicine and operate in one business segment. Our operations consist primarily of research and later-stage product development activities.

We incurred losses since our inception in 1995 and had an accumulated deficit of $318 million at December 31, 2016. We will require substantial additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing. At December 31, 2016, we had available cash and cash equivalents of $14.8 million, and we believe that these funds, together with the $20.9 million of net proceeds from our February 2017 public offering of common stock, and our existing operating plans, are sufficient to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these consolidated financial statements. In the longer-term, we will make use of available cash, but will have to continue to generate additional capital to meet our needs through new and existing collaborations and related milestones, grant-funding opportunities, deferring certain discretionary costs and staging certain development costs, as needed, and the sale of equity securities from time to time, including through our equity purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) .

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

Other than for our collaboration with Healios that has remaining deliverables, we have recognized the full amount of license fees under our collaboration agreements as contract revenue under ASC 605-25 as of December 31, 2016, since the performance periods for our multiple element arrangements have concluded. For agreements entered into prior to January 1, 2011 and not materially modified thereafter (such as RTI Surgical, Inc. (“RTI”) and Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) contract revenue), in which the performance period has concluded, we applied our prior accounting policy with respect to such arrangements under ASC 605-S25, issued as Staff Accounting Bulletin (“SAB”) Topic 13. The events triggering any future contingent milestone payments from our Bristol-Myers Squibb arrangement were determined to be non-substantive and revenue is recognized in the period that the triggering event occurs, and the remaining potential commercial milestones from our RTI collaboration are recognized when earned. Contract revenue in 2016 included $0.6 million from these collaborations related to these development or commercial milestones.

We recognize revenue, in full, in the period that the milestone is achieved from at-risk, performance milestones that are related to our past performance and determined to be substantive at the inception of the arrangement.

Grant revenue consists of funding under cost reimbursement programs primarily from federal and non-profit foundation sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as tasks are completed.

We recognize contract revenue from royalties relating to the sale by a licensee of the licensed product. Royalty revenue is recognized on an accrual basis in accordance with the substance of the relevant agreement and based on the reports from the licensee to enable calculation of the royalty due.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are primarily invested in money market funds and commercial paper. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments.

Cash used in investing activities excluded $0.1 million of accrued capital expenditures in 2016.

Investments in Available-for-Sale Securities

We determine the appropriate classification of investment securities, if any, at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investments typically consist of United States government obligations, U.S. government-backed municipal bonds and bank certificates of deposit, which are classified as available-for-sale and are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of applicable tax, reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. At December 31, 2016, we had no available-for-sale securities. Realized gains and losses for the year on available-for-sale securities were insignificant and are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on securities classified as available-for-sale is included in interest income.

Research and Development

Research and development expenditures, which consist primarily of costs associated with external clinical and preclinical study fees, investigational product manufacturing costs and process development costs for manufacturing, personnel costs, legal expenses resulting from intellectual property application and maintenance processes, and laboratory supply and reagent costs, including direct and allocated overhead expenses, are charged to expense as incurred.

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

Royalties

We may be required to make future royalty payments to certain parties based on product sales under license agreements. We did not pay any royalties during the three-year period ended December 31, 2016. We may also pay sublicense fees from time-to-time in connection with our collaborations.

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

Proceeds from Insurance

In 2016, our facility sustained flood damage representing both an unusual and infrequent event. We recognized a net insurance recovery gain of $682,000 that was reported as a separate component of our loss from operations. The nature and financial effect of the event was disclosed in the notes to financial statements. Proceeds from insurance settlements, except for those directly related to investing or financing activities, were recognized as cash inflows from operating activities. The losses related to such an event are recognized as incurred. Since the majority of the damage from the flood was to fully depreciated leasehold improvements, the amount of losses were less than the amount of the insurance proceeds received. Insurance proceeds are recorded to the extent of the losses and then, only if recovery is realized or probable. Any gains in excess of losses are recognized only when the contingencies regarding the recovery are resolved, and the amount is fixed or determinable.

Patent Costs and Rights

Costs of prosecuting and maintaining patents and patent rights are expensed as incurred. We have filed for broad intellectual property protection on our proprietary technologies and have numerous United States and international patents and patent applications related to our technologies.

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

Concentration of Credit Risk

Our accounts receivable are generally comprised of amounts due from collaborators and granting authorities and are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2016, the majority of our accounts receivable are due from a collaborator. We do not require collateral from these customers.

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

Options may be exercised for cash or by a cashless exercise that is permitted under certain conditions. In the event of a cashless exercise, we retain the number of shares equivalent to the exercise cost based on the market value at the time of exercise, and issue the net number of shares to the holder.

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

The following weighted-average input assumptions were used in determining the fair value of the Company’s stock options:

	December 31,
	2016	2015	2014
Volatility	70.3%	83.9%	104.0%
Risk-free interest rate	1.5%	2.1%	2.1%
Expected life of option	6.18 years	6.14 years	6.09 years
Expected dividend yield	0.0%	0.0%	0.0%

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

We had no liability for uncertain income tax positions as of December 31, 2016 and 2015. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities, and will for a period post utilization.

Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. For each reporting period, we evaluate the income from our warrant liabilities and consider whether it results in a potentially dilutive effect to net loss per share. For the years ended December 31, 2015 and 2014, we had such a dilutive effect related to our warrants with an exercise price of $1.01, which are included in the table below. Any such warrants are then omitted from the subsequent following table of instruments that were excluded from the calculation of diluted net loss per share. The table below reconciles the net loss and the number of shares used to calculate basic and diluted net loss per share for the years ended December 31, 2016, 2015 and 2014, in thousands.

	Year ended December 31,
	2016	2015	2014
Numerator:
Net loss and comprehensive loss	$(15,337)	$(16,422)	$(22,082)
Less: income from change in fair value of warrants	—	(332)	(2,141)

Net loss attributable to common stockholders used to calculate diluted net loss per share	$(15,337)	$(16,754)	$(24,223)

Denominator:
Weighted-average shares outstanding - basic	84,715	82,144	76,955
Potentially dilutive common shares outstanding:
Warrants	—	707	1,586

Weighted-average shares used to calculate diluted net loss per share	84,715	82,851	78,541

Basic – net loss per share	$(0.18)	$(0.20)	$(0.29)
Dilutive – net loss per share	$(0.18)	$(0.20)	$(0.31)

We have outstanding options, restricted stock units and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Year ended December 31,
	2016	2015	2014
Stock options	9,236,228	7,052,642	6,383,457
Restricted stock units	1,201,159	1,069,100	1,889,267
Warrants	1,893,527	2,810,000	6,310,000

	12,330,914	10,931,742	14,582,724

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted, provided that all amendments are adopted in the same period. We adopted this ASU in the first quarter of 2017, electing to account for forfeitures when they occur, and the adoption resulted in the recognition of $0.2 million of additional expense in the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets, but recognize expenses on their income statements in a manner similar to current accounting practice. Under the guidance, lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The guidance is effective for the annual and interim periods beginning after December 15, 2018, with early adoption permitted. We have not elected to early adopt this ASU in 2017 and are in the process of evaluating the impact the new guidance will have on our consolidated financial statements upon adoption.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments in this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and the new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this ASU in the first quarter of 2016 on a prospective basis and, therefore, the adoption did not impact prior period financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether it has plans to alleviate that doubt. The guidance became effective for us the annual periods ending after December 15, 2016, i.e., for year-end 2016 and interim periods thereafter, and as such, we adopted ASU 2014-15 in the fourth quarter of 2016. The adoption resulted in our adding a liquidity disclosure to the footnotes to our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, which delays the effective date by one year, making the new standard effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We have not elected to early adopt this ASU in 2017 and are in the process of evaluating, but have not determined, the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements upon adoption in 2018. We intend to provide more detail on our analysis when available.

C. Equipment

	December 31,
Equipment consists of (in thousands):	2016	2015

Laboratory equipment	$6,196	$6,232
Office equipment and leasehold improvements	3,040	2,691
Process development equipment not yet in service	965	—

	10,201	8,923
Accumulated depreciation	(7,596)	(7,788)

	$2,605	$1,135

In 2016 and 2015, we disposed of approximately $0.6 million and $0.2 million, respectively, of obsolete laboratory equipment, office equipment and leasehold improvements, all of which were fully depreciated.

D. Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as follows: (in thousands):

		Fair Value Measurements at December 31, 2016 Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$1,004	$—	$—	$1,004

		Fair Value Measurements at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liabilities	$649	$—	$—	$649

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. Beginning in 2013, we estimated the fair value using the expected volatility based on our historical volatility for warrants. The warrants below, however, which expire in 2017, were issued prior to 2013, and used the historical volatilities of comparable companies from a representative peer group selected based on industry and market capitalization in estimating fair value. The fair value of these warrants was determined using probability weighted-average assumptions, and the following inputs were used at December 31, 2016:

	Expected Volatility	Risk-Free Interest Rate	Expected Life
Warrants with one year or less remaining term	60.81%	0.51%	0.2 year

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Year ended December 31, 2016

Balance January 1, 2016	$649
Settlements from exercise	(202)
Expense for the period	557

Balance December 31, 2016	$1,004

Financing Arrangements

We lease office and laboratory space under operating leases. The lease for our corporate offices and laboratories began in 2000 and currently expires in March 2018, and we have the option to renew annually through 2019. Our rent is $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we lease office and laboratory space for our Belgian subsidiary, which currently expires in July 2017 and includes options to renew annually through July 2022, with annual rent of approximately $172,000, subject to adjustments based on an inflationary index.

Aggregate rent expense was approximately $465,000, $467,000 and $517,000 in 2016, 2015 and 2014, respectively. The future annual minimum lease commitments at December 31, 2016 are approximately $371,000 for 2017, $86,000 for 2018 and $8,000 for 2019 .

In 2012, we entered into an arrangement with the Global Cardiovascular Innovation Center (“GCIC”), and the Cleveland Clinic Foundation in which we were entitled to proceeds of up to $500,000 in the form of a forgivable loan to fund certain preclinical work. Interest on the loan accrued at a fixed rate of 4.25% per annum and was added to the outstanding principal, and the loan carried an expiration date of March 31, 2016. In February 2016, the loan, which had a balance of $190,000, was forgiven according to its terms based on our achievement of certain milestones.

We paid no interest during the three years ended December 31, 2016.

E. Collaborative Arrangements and Revenue Recognition

Healios

On January 8, 2016, we entered into a license agreement (“Healios Agreement”) with HEALIOS K.K. (“Healios”) to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan and to provide Healios with access to our proprietary MAPC technology for use in its “organ bud” program, initially for transplantation to treat liver disease or dysfunction. Under the agreement, Healios obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which include acute respiratory distress syndrome, or ARDS and another indication in the orthopedic area, and to include all indications for the “organ bud” program. Healios is developing and intends to commercialize the MultiStem product in Japan, and we are using commercially reasonable efforts to supply manufactured product to Healios for its clinical trial. In the event that we determine that we are not able to supply product at a defined price or a price otherwise agreeable to Healios, we may notify Healios and grant it a license to make the product solely for use in the licensed field in Japan. In January 2017, we signed a clinical trial supply agreement, which is consistent with the Healios Agreement, in preparation for delivering these planned manufacturing services for Healios’ clinical trial in Japan.

Under the terms of the Healios Agreement, we received a nonrefundable, up-front cash payment of $15 million and if Healios exercises its option to expand the collaboration, we will be entitled to receive a cash payment of $10 million. Healios may exercise its option to expand the collaboration prior to certain milestone dates that are expected to occur within the next two years.

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

For the “organ bud” product, we are entitled to receive a fractional royalty percentage on net sales of the “organ bud” products and payments for manufactured product supplied to Healios. Additionally, we have a right of first negotiation for commercialization of an “organ bud” product in North America, with such right expiring on the later of (i) the date five years from the effective date of the Healios Agreement and (ii) 30 days after authorization to initiate clinical studies on an “organ bud” product under the first investigational new drug application or equivalent in Japan, North America or the European Union.

The Healios Agreement will expire automatically when there are no remaining intellectual property rights subject to the license. In the event that Healios does not move the program forward, the development and commercialization rights would revert to us.

To determine the appropriate accounting for the license agreement, we evaluated the Healios Agreement and related facts and circumstances, focusing in particular on the rights and obligations of the arrangement. We determined that our obligations under the Healios Agreement represent multiple deliverables. For deliverables with standalone value, we account for these as separate units of accounting. We allocate the overall consideration of the arrangement that is fixed or determinable, excluding consideration that is contingent upon future deliverables, to the separate units of accounting based on estimated selling prices (as defined in ASC 605-25) of each deliverable.

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

RTI Surgical, Inc.

In 2010, we entered into an agreement with RTI Surgical, Inc. (“RTI”) to develop and commercialize biologic implants using our technology for certain orthopedic applications in the bone graft substitutes market on an exclusive basis. Under the terms of the agreement, we received a non-refundable license fee in installments and performed certain services that were concluded in 2012, and we are eligible to receive cash payments aggregating up to $35.5 million upon the successful achievement of certain commercial milestones. We evaluated the nature of the events triggering these contingent payments and concluded that these events were substantive and that revenue would be recognized in the period in which each underlying triggering event occurs. No significant milestone revenue has been recognized as of December 31, 2016. In addition, we began receiving in 2014 tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens. Any royalties may be subject to a reduction if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product.

Chugai

In October 2015, we and Chugai Pharmaceutical Co. Ltd. (“Chugai”) agreed to terminate the License Agreement (the “Chugai Agreement”), dated February 28, 2015, between the parties, as a result of an inability to reach an agreement on the modification of the financial terms of the Chugai Agreement and on the development strategy, as proposed by Chugai, of our MultiStem cell therapy for the treatment of ischemic stroke in Japan. Pursuant to the terms of the Chugai Agreement, upon termination, we regained all rights for developing our stem cell technologies and products for ischemic stroke in Japan, retained the $10 million non-refundable upfront cash payment from Chugai and Chugai no longer has any license rights or options with respect to our technologies and products. Neither we nor Chugai have any further obligations to each other.

Grant Award

In 2015, we and Cell Therapy Catapult, a not-for-profit center focused on the development of the United Kingdom regenerative medicine industry, were each awarded a grant from Innovate UK as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients, which is currently enrolling patients. The aggregate grant funding is expected to provide up to £2.0 million ($2.5 million based on the December 31, 2016 exchange rate) in support over the course of the study, and the funding is received after the costs are incurred. Of the £2.0 million total award, our portion of the grant of £750,000 ($0.9 million based on the December 31, 2016 exchange rate) is being used primarily to fund the clinical product and related costs. Cell Therapy Catapult is using their grant proceeds of £1.25 million primarily to fund the clinical site costs and their service costs as study coordinators. We recognized approximately $157,000 and $130,000 of grant revenue in 2016 and 2015, respectively, in connection with this grant.

F. Capitalization and Warrant Liability

Capitalization

At both December 31, 2016 and 2015, we had 150.0 million shares of common stock and 10.0 million shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2016.

The following shares of common stock were reserved for future issuance:

	December 31
	2016	2015
Stock-based compensation plans	17,940,618	8,838,165
Warrants to purchase common stock — 2011 offering	—	1,310,000
Warrants to purchase common stock — 2012 offering	1,893,527	2,054,893
Warrants to purchase common stock — 2014 offering	—	1,500,000

	19,834,145	13,703,058

As of December 31, 2016, the outstanding warrants to purchase shares of common stock had an exercise price of $1.01 per share and expire in March 2017. As of December 31, 2016, warrants to purchase an aggregate of 2,454,300 shares of common stock have been exercised, resulting in aggregate proceeds of approximately $2.5 million.

In 2014, we completed a registered direct offering generating net proceeds of approximately $18.8 million through the issuance of 5,000,000 shares of common stock and immediately exercisable warrants to purchase 1,500,000 shares of common stock with an exercise price of $4.50 per share that expired in July 2016. The securities were sold in multiples of a fixed combination of one share of common stock and a warrant to purchase 0.30 shares of common stock at an offering price of $4.10 per fixed combination.

Aspire Capital

We have had an equity purchase arrangement in place with Aspire Capital since 2011, through two-to-three year equity facility agreements, each with similar terms. The current agreement with Aspire Capital was entered into in December 2015 and includes Aspire’s commitment to purchase up to an aggregate of $30.0 million of shares of our common stock over a three-year period. The terms of the 2015 equity facility are similar to the previous arrangements, and we issued 250,000 shares of our common stock to Aspire Capital as a commitment fee in December 2015 and filed a registration statement for the resale of 16,600,000 shares of common stock in connection with the new equity facility. During the years ended December 31, 2016, 2015 and 2014, we sold 2,191,418, 4,023,719, and 250,000 shares, respectively, to Aspire Capital at average prices of $1.84, $2.58 and $3.78 per share, respectively. As of December 31, 2016, we have received proceeds of approximately $28.8 million in aggregate under the Aspire equity purchase agreements since its inception in 2011.

Warrant Liabilities

The warrants issued in the January 2014 registered direct offering that are now expired contained a provision for a cash payment in the event that the shares are not delivered to the holder within two trading days, which never occurred. The warrants issued in both the March 2012 private placement and the February 2011 registered direct offering, which are now expired, each contained a provision for net cash settlement in the event of a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black Scholes value of the remaining unexercised portion of the warrant. Further, the March 2012 warrants include price protection in the event we sell stock below the exercise price, as defined, and the exercise price was reduced in February 2013 to $1.01 per share as a result of the October 2012 public offering.

The warrants have been classified as liabilities, as opposed to equity, due to the potential adjustment to the exercise price that could result upon late delivery of the shares or potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at each balance sheet date.

G. Stock-Based Compensation

We have two incentive plans that authorized an aggregate of 21,500,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards to qualified employees, directors and consultants. As of December 31, 2016, a total of 3,559,382 shares of common stock have been issued under our equity incentive plans.

As of December 31, 2016, a total of 7,503,231 shares were available for issuance under our equity compensation plans, and stock-based awards to purchase 10,437,387 shares of common stock were outstanding. We recognized $2,868,000, $2,929,000 and $2,605,000 of stock-based compensation expense in 2016, 2015 and 2014, respectively.

Stock Options

The weighted average fair value of options granted in 2016, 2015 and 2014 was $1.35, $0.94 and $1.29 per share, respectively. The total fair value of options vested during 2016, 2015 and 2014 was $1,662,000, $1,225,000 and $940,000, respectively. At December 31, 2016, total unrecognized estimated compensation cost related to unvested stock options was approximately $4,092,000, which is expected to be recognized by mid-2020 using the straight-line method. The weighted average contractual life of unvested options at December 31, 2016 was 8.96 years. The aggregate intrinsic value of fully vested option shares and option shares expected to vest as of December 31, 2016 was $153,000.

A summary of our stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2014	5,129,579	$3.72
Granted	1,420,800	1.68
Exercised	(103,481)	1.75
Forfeited / Terminated / Expired	(63,441)	1.98

Outstanding December 31, 2014	6,383,457	3.31

	Number of Options	Weighted Average Exercise Price
Granted	1,215,296	1.31
Exercised	(32,439)	1.60
Forfeited / Expired	(513,672)	2.34

Outstanding December 31, 2015	7,052,642	3.05
Granted	2,840,000	2.13
Exercised	(164,827)	1.56
Forfeited / Expired	(491,587)	3.57

Outstanding December 31, 2016	9,236,228	$2.76

Vested during 2016	1,332,571	$1.72
Vested and exercisable at December 31, 2016	5,968,199	$3.22

	December 31, 2016
	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.01 – 1.91	4,003,376	7.44	$1.58	2,686,969	7.06	$1.59
$2.09 – 3.84	2,499,852	8.92	$2.24	550,230	6.99	$2.42
$4.00 – 5.28	2,733,000	0.54	$4.98	2,731,000	0.54	$4.98

	9,236,228			5,968,199

Restricted Stock Units

A summary of our restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding January 1, 2014	2,449,346	$1.71
Granted	460,112	1.65
Vested-common stock issued	(1,013,446)	1.71
Forfeited / Expired	(6,745)	1.68

Outstanding December 31, 2014	1,889,267	1.70
Granted	455,776	1.28
Vested-common stock issued	(1,032,979)	1.69
Forfeited / Expired	(242,964)	1.62

Outstanding December 31, 2015	1,069,100	1.55
Granted	933,552	2.19
Vested-common stock issued	(732,720)	1.71
Forfeited / Expired	(68,773)	1.90

Outstanding December 31, 2016	1,201,159	$1.92

Vested/Issued cumulative at December 31, 2016	3,257,323	$1.71

The total fair value of restricted stock units vested during 2016, 2015 and 2014 was $1,255,000, $1,773,000 and $1,734,000, respectively. At December 31, 2016, total unrecognized estimated compensation cost related to unvested restricted stock units was approximately $2,222,000, which is expected to be recognized by mid-2020 using the straight-line method.

H. Income Taxes

At December 31, 2016, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $113,080,000 and $5,842,000, respectively. Such operating losses and tax credits may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2020 and 2036. We also had foreign net operating loss carryforwards and foreign tax credit carryforwards of approximately $14,863,000 and $175,000, respectively. Such foreign net operating loss carryforwards do not expire and foreign tax credit carryforwards will expire between 2017 and 2021. We also had state and city net operating loss carryforwards aggregating approximately $57,881,000. Such operating losses may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2017 and 2036.

The utilization of net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of our equity offering that occurred in October 2012. We generated U.S. federal net operating loss carryforwards of $76,420,000, research and development tax credits of $5,842,000, and state and local net operating loss carryforwards of $56,919,000 since 2012. We will update our analysis under Section 382 prior to using these attributes.

A reconciliation of the Federal statutory income tax rate to our effective tax rate is as follows:

	Percent of Income before Income Taxes
	2016	2015
Statutory Federal income tax rate	34.0%	34.0%
State income taxes - net of Federal tax benefit	0.8%	1.5%
Other permanent differences	(8.1%)	(3.5)%
Valuation allowances	(37.0%)	(40.2%)
Research and development - U.S.	10.3%	8.2%
Research and development - Foreign	0.2%	0.2%

Effective tax rate for the year	0.2%	0.2%

Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$44,929	$40,215
Research and development credit carryforwards	6,017	4,454
Compensation expense	2,735	3,300
Other	1,266	1,129

Total deferred tax assets	54,947	49,098
Valuation allowance for deferred tax assets	(54,772)	(48,921)

Net deferred tax assets	$175	$177

Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2016. In 2016, 2015 and 2014, we recognized a refundable tax benefit related to research and development credits associated with a foreign subsidiary.

I. Profit Sharing Plan and 401(k) Plan

We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We make employer contributions to this plan, and the expense was approximately $339,000 in 2016, $314,000 in 2015, and $284,000 in 2014.

J. Subsequent and Other Events

Equity Offering

In February 2017, we completed a public offering generating net proceeds of approximately $20.9 million through the issuance of 22,772,300 shares of common stock at an offering price of $1.01 per share.

Evaluation & Option Agreement

In January 2017, we received an option fee related to an agreement that was entered into in December 2016 with a global leader in the animal health business segment to evaluate our cell therapy technology for application in an animal health area. Under the terms of the agreement, we received the payment in exchange for an exclusive period to evaluate our cell therapy technology with an option to negotiate for a license for the development and commercialization of the technology for this animal health area.

K. Quarterly Financial Data (unaudited)

The following table presents quarterly data for the years ended December 31, 2016 and 2015, in thousands, except per share data:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$15,458	$595	$311	$983	$17,347
Net income (loss)	$4,750	$(6,956)	$(6,004)	$(7,127)	$(15,337)
Basic net income (loss) per common share	$0.06	$(0.08)	$(0.07)	$(0.08)	$(0.18)
Diluted net income (loss) per common share	$0.06	$(0.08)	$(0.07)	$(0.10)	$(0.18)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$731	$216	$396	$10,605	$11,948
Net income (loss)	$(12,482)	$(1,035)	$(6,497)	$3,592	$(16,422)
Basic net income (loss) per common share	$(0.16)	$0.01	$(0.08)	$0.04	$(0.20)
Diluted net income (loss) per common share	$(0.16)	$(0.05)	$(0.08)	$0.04	$(0.20)

Due to the effect of quarterly changes to outstanding shares of common stock and weightings, the annual loss per share will not necessarily equal the sum of the respective quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, these officers have concluded that as of December 31, 2016, our disclosure controls and procedures are effective.

Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the 2013 framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this annual report on Form 10-K and incorporated herein by reference.

Changes in internal control: During the fourth quarter of 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 11, 2017, the Board of Directors of the Company, based upon the recommendation of the Compensation Committee of the Board of Directors of the Company, approved a cash bonus incentive plan (the “Plan”) for the year ending December 31, 2017 for the named executive officers of the Company. The Plan provides that each participant is eligible to earn a bonus during the award term of January 1, 2017 through December 31, 2017. The Plan provides for the following target bonus percentages of the named executive officer’s salary during the award term, weighted as set forth below on the achievement of specified corporate goals, with the remainder based on individual/functional performance. The corporate goals include advancing the Company’s clinical programs for MultiStem, executing against the established operating plan and capital acquisition objectives, and advancement of strategic partnership and program activities. There is no formally adopted plan document for the Plan.

Title	Target Bonus	Weighting on Corporate Goals
Chief Executive Officer	60%	100%
President & Chief Operating Officer	45%	80%
Executive Vice President & Chief Scientific Officer	45%	80%
Senior Vice President of Finance	35%	60%

A summary of the plan is attached to this annual report on Form 10-K as Exhibit 10.42 and is hereby incorporated herein by reference thereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The persons listed below are the directors and executive officers of the Company as of March 10, 2017.

Name	Age	Current Position and Office
Gil Van Bokkelen, Ph.D.	56	Chief Executive Officer, Chairman and Director
William (B.J.) Lehmann, Jr., J.D.	51	President and Chief Operating Officer
John J. Harrington, Ph.D.	49	Chief Scientific Officer, Executive Vice President and Director
Laura K. Campbell, CPA	53	Senior Vice President of Finance
Lee E. Babiss, Ph.D.	61	Director (Lead Director)
Jordan S. Davis	55	Director
Ismail Kola, Ph.D.	60	Director
Lorin J. Randall	73	Director
Jack L. Wyszomierski	61	Director

Executive Officers and Directors

Gil Van Bokkelen, 56. Dr. Van Bokkelen has served as our Chief Executive Officer and Chairman since August 2000. Dr. Van Bokkelen co-founded Athersys in 1995 and has served as Chief Executive Officer and Director since the Company’s founding. Prior to May 2006, he also served as the Company’s President. Dr. Van Bokkelen is also the Chairman of the Board of Governors for the National Center for Regenerative Medicine. He served as the Chairman of the Alliance for Regenerative Medicine from 2010 through 2012, a Washington D.C. based consortium of companies, patient advocacy groups, disease foundations, and clinical and research institutions that are committed to the advancement of the field of regenerative medicine, and served ex officio from 2013 to 2014. He has served on a number of other boards, including the Biotechnology Innovation Organization’s ECS board of directors (from 2001 to 2004, and from 2008 to present). He received his Ph.D. in Genetics from Stanford University School of Medicine, his B.A. in Economics from the University of California at Berkeley, and his B.A. in Molecular Biology from the University of California at Berkeley.

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

John J. Harrington, 49. Dr. Harrington co-founded Athersys in 1995 and has served as our Chief Scientific Officer, Executive Vice President and Director since our founding. Dr. Harrington led the development of the RAGE® technology, as well as its application for gene discovery, drug discovery and commercial protein production applications. He is a listed inventor on over 20 issued or pending United States patents, has authored numerous scientific publications, and has received numerous awards for his work, including being named one of the top international young scientists by MIT Technology Review in 2002. Dr. Harrington has overseen the therapeutic product development programs at Athersys since their inception, and is also focused on the clinical development and manufacturing of MultiStem®. During his career, he has also held positions at Amgen and Scripps Clinic. He received his B.A. in Biochemistry and Cell Biology from the University of California at San Diego and his Ph.D. in Cancer Biology from Stanford University.

Dr. Harrington’s scientific experience and deep understanding of our Company, combined with his drive for innovation and excellence, position him well to serve on the Board of Directors.

Executive Officers

William (BJ) Lehmann, Jr., J.D., 51. Mr. Lehmann joined Athersys in September 2001 and has served as our President and Chief Operating Officer since June 2006. Prior to that time, Mr. Lehmann was Athersys’ Executive Vice President of Corporate Development and Finance from August 2002 until June 2006, when he became Athersys’ President and Chief Operating Officer. From 1994 to 2001, Mr. Lehmann was with McKinsey & Company, Inc., an international management consulting firm, where he worked extensively with new technology and service-based businesses in the firm’s Business Building practice. Prior to joining McKinsey, he worked at Wilson, Sonsini, Goodrich & Rosati, a Silicon Valley law firm, and worked with First Chicago Corporation, a financial institution. Mr. Lehmann received his J.D. from Stanford University, his M.B.A. from the University of Chicago, and his B.A. from the University of Notre Dame.

Laura K. Campbell, CPA, 53. Ms. Campbell joined Athersys in January 1998 and has served as our Senior Vice President of Finance since January 2016. Ms. Campbell joined Athersys initially as Controller, followed by Director of Finance , Senior Director of Finance, and Vice President of Finance, and currently serves as Senior Vice President of Finance. Prior to joining Athersys, she was at Ernst & Young LLP, a public accounting firm, for 11 years in the firm’s audit practice. During her tenure with Ernst & Young LLP, Ms. Campbell specialized in entrepreneurial services and the biotechnology industry sector and participated in several initial public offerings. Ms. Campbell received her B.S., with distinction, in Business Administration from The Ohio State University.

Directors

Lee E. Babiss, 61. Dr. Babiss has served as Lead Director since October 2013 and a Director since August 2010. Dr. Babiss is currently Chief Executive Officer of X-Rx, Inc., a majority-owned subsidiary of The Carlyle Group and Hellman & Friedman, Inc., which is a biotechnology company focused on the rapid and cost-effective discover and development of small molecule medicines, where he has served since 2012. Prior to his appointment at X-Rx, Dr. Babiss was the Chief Scientific Officer and Executive Vice President of Discovery Innovation of PPD, Inc., a clinical research organization, where he served from February 2010 to 2016. Dr. Babiss was formerly President and Director of Global Pharmaceutical Research at Roche, a pharmaceutical company, from 1998 until his appointment at PPD, Inc. Prior to Roche, Dr. Babiss spent seven years with Glaxo, Inc., now GlaxoSmithKline, a pharmaceutical company, where he held senior positions, including Vice President of Biological Sciences and Genetics. Dr. Babiss received his doctorate in Microbiology from Columbia University and completed his postdoctoral fellowship at the Rockefeller University, where he served as an assistant and associate professor. Dr. Babiss has received numerous fellowship awards and grants and serves on several scientific advisory committees and boards. Dr. Babiss has published over 60 peer-reviewed scientific papers.

Dr. Babiss’ brings over 20 years of experience developing and leading research and development programs. His strategic leadership and product development knowledge provide a valuable perspective to the Board.

Jordan S. Davis, 55. Mr. Davis previously served as our Director from June 2007 until June 2010. Mr. Davis is a Managing Partner of Radius, a venture capital firm focused on health and life sciences companies, which he co-founded in 1997. Mr. Davis has served on numerous public and private company boards and currently serves on the board of directors of Endogastric Solutions, Inc., and Tactile Systems Technology, Inc. (NASDAQ: TCMD) since 2012, where he is a member of the compensation and compliance committees. He is also a member of the board of directors and chairman of the audit committee of HealthCorps, a charitable organization engaged in educating youth on nutrition, exercise and mental resilience. Mr. Davis was a co-founder of Cambridge Heart, Inc., a medical technology company that developed and commercialized a device to non-invasively identify patients at risk of sudden cardiac death, and Voxware, Inc., a speech technology company and early entrant in the VoIP market, both of which completed initial public offerings in 1996. Mr. Davis earned an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. in Economics from The State University of New York at Binghamton.

Mr. Davis’ deep understanding of our Company as a long-term stockholder, knowledge of the industry, experience as a director and extensive investment and capital markets experience brings a unique and valuable perspective to the Board.

Ismail Kola, 60. Dr. Kola has served as a Director since October 2010. Dr. Kola is currently Executive Vice President of UCB S.A. in Belgium, a biopharmaceutical company dedicated to the development of innovative medicines focused on the fields of central nervous system and immunology disorders, and President and Chief Scientific Officer of UCB New Medicines, UCB’s discovery research through to proof-of-concept in man organization, since November 2009. Dr. Kola was formerly Senior Vice President, Discovery Research and Early Clinical Research & Experimental Medicine at Schering-Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, a pharmaceutical company, and Chief Scientific Officer at Schering-Plough Corporation, from March 2007 until his appointment at UCB. Prior to Schering-Plough, Dr. Kola held senior positions from January 2003 to March 2007 at Merck, a pharmaceutical company, where he was Senior Vice President and Site Head, Basic Research. From 2000 to 2003, Dr. Kola was Vice President, Research, and Global Head, Genomics Science and Biotechnology, at Pharmacia Corporation, a pharmaceutical company. Prior to his position with Pharmacia, Dr. Kola spent 15 years as Professor of Human Molecular Genetics and was Director of the Centre for Functional Genomics and Human Disease at Monash Medical School in Australia. Dr. Kola received his Ph.D. in Medicine from the University of Cape Town, South Africa, his B.Sc. from the University of South Africa, and his B.Pharm. from Rhodes University, South Africa. Dr. Kola served on the board of directors of Biotie Therapies, Inc. (NASDAQ: BITI) (and previously Synosia, who merged with Biotie) from February 2011 until May 2016, where he served on the compensation committee. Dr. Kola served on the board of directors of Astex Therapeutics (NASDAQ: ASTX) from May 2010 until its sale to Otsuka Pharmaceuticals in October 2013, Ondek Pty Ltd from 2009 to 2011, and Promega Corporation from 2003 to 2007. Dr. Kola has authored 159 technical publications in scientific and medical journals and is the named inventor on at least a dozen patents. Dr. Kola holds Adjunct Professorships of Medicine at Washington University in St. Louis, Missouri, and Monash University Medical School; a Foreign Adjunct Professorship at the Karolinska Institute in Stockholm, Sweden; and was elected William Pitt Fellow at Pembroke College, Cambridge University, UK in 2008. Dr. Kola has also been appointed a Visiting Professor at Oxford University, Nuffield School of Medicine, Oxford UK, since September 2012.

Dr. Kola has led numerous teams that have brought a large number of medicines successfully to the market. Dr. Kola’s experience and leadership in taking numerous drugs from the research stage to market or late stage development brings a unique and valuable perspective to our Board.

Lorin J. Randall, 73. Mr. Randall has served as a Director since September 2007. Mr. Randall is an independent financial consultant and previously was Senior Vice President and Chief Financial Officer of Eximias Pharmaceutical Corporation, a development-stage drug development company, from 2004 to 2006. From 2002 to 2004, Mr. Randall served as Senior Vice President and Chief Financial Officer of i-STAT Corporation, a publicly-traded manufacturer of medical diagnostic devices that was acquired by Abbott Laboratories in 2004. From 1995 to 2001, Mr. Randall was Vice President and Chief Financial Officer of CFM Technologies, Inc., a publicly-traded manufacturer of semiconductor manufacturing equipment. Mr. Randall currently serves on the boards of directors of Acorda Therapeutics, Inc. (NASDAQ: ACOR) since 2006, where he serves on the audit committee and is a member of the compliance and nominations and governance committees, and since 2016, Aurinia, Inc. (NASDAQ: AUPH, TSX: AUP), where he serves as chair of the audit committee. He previously served on the boards of directors of Tengion, Inc. (OTCQB: TNGN) from 2008 to 2014, where he served as chairman of the audit committee and a member of the compensation committee, Opexa Therapeutics, Inc. (NASDAQ: OPXA) from 2007 to 2009, where he served as chair of the audit committee, and Nanosphere, Inc. (NASDAQ: NSPH) from 2008 to 2016 where he served as chairman of the board and chairman of the audit committee. Mr. Randall received a B.S. in accounting from The Pennsylvania State University and an M.B.A. from Northeastern University.

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

Jack L. Wyszomierski, 61. Mr. Wyszomierski has served as a Director since June 2010. From 2004 until his retirement in June 2009, Mr. Wyszomierski served as the Executive Vice President and Chief Financial Officer of VWR International, LLC, a supplier and distributor of laboratory supplies, equipment and supply chain solutions to the global research laboratory industry. From 1982 to 2004, Mr. Wyszomierski held positions of increasing responsibility within the finance group at Schering-Plough Corporation, a pharmaceutical company, culminating with his appointment as Executive Vice President and Chief Financial Officer in 1996. Prior to joining Schering-Plough, he was responsible for capitalization planning at Joy Manufacturing Company, a producer of mining equipment, and was a management consultant at Data Resources, Inc., a distributor of economic data. Mr. Wyszomierski currently serves on the board of directors of Solenis, Inc., a privately held chemicals company since 2014, where he serves as Chair of the Audit Committee and a member of the Compensation Committee, Xoma Corporation (NASDAQ: XOMA) since 2010, where he also serves as chairman of the compensation committee and as a member of the audit committee, Exelixis, Inc. (NASDAQ: EXEL) since 2004, where he serves as chairman of the audit committee, and SiteOne Landscape Supply, Inc. (NYSE: SITE) since 2016, where he also serves on the Audit Committee. Mr. Wyszomierski was also a member of the board of directors and chairman of the audit committee at Unigene Laboratories, Inc. (OTC: UGNE) from 2012 to 2013. Mr. Wyszomierski holds a M.S. in Industrial Administration and a B.S. in Administration, Management Science and Economics from Carnegie Mellon University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Exchange Act that were furnished to the Company during or with respect to fiscal year 2016 by persons who were, at any time during fiscal year 2016, Directors or officers of the Company or beneficial owners of more than 10% of the outstanding shares of common stock, all filing requirements for reporting persons were met.

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

Audit Committee

The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors, including the resolution of disagreements between management and the auditors regarding financial reporting. Additionally, the Audit Committee approves all related-party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K. The current members of the Audit Committee are Lorin J. Randall, Jordan S. Davis and Jack L. Wyszomierski. The Board of Directors has determined that each of Mr. Randall, Mr. Traub and Mr. Wyszomierski is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K, and an “independent director,” as defined in the NASDAQ listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers, which include Dr. Gil Van Bokkelen, our Chief Executive Officer, Ms. Laura Campbell, our Senior Vice President of Finance, Mr. William (B.J.) Lehmann, Jr., our President and Chief Operating Officer and Dr. John Harrington, our Executive Vice President and Chief Scientific Officer, and places in perspective the data presented in the compensation tables and narratives that follow.

We are an international biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem cell therapy is a patented and proprietary allogeneic stem cell product, is our lead platform product and is currently in later-stage clinical development. Our current clinical development programs are focused on treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, certain pulmonary conditions and other conditions where the current standard of care is limited or inadequate for many patients. As further discussed in this section, our compensation and benefit programs help us attract, retain and motivate individuals who will maximize our business results by working to meet or exceed established company or individual objectives. In addition, we reward our executive officers for meeting certain developmental milestones, such as completing advancements in product candidate development, strategic partnerships or other financial transactions that add to the capital resources of the Company or create value for stockholders.

The following are the highlights of our 2016 compensation and benefit programs:

•	increased the base salaries of our named executive officers;

•	paid cash incentive compensation to our named executive officers; and

•	granted stock options and restricted stock unit awards to our named executive officers under our annual equity compensation program.

The following discussion and analysis of our compensation and benefit programs for 2016 should be read together with the compensation tables and related disclosures that follow this section. This discussion includes forward-looking statements based on our current plans, considerations, expectations and determinations about our compensation program. Actual compensation decisions that we may make for 2017 and beyond may differ materially from our recent past.

Compensation Objectives and Philosophy

Our executive compensation programs are designed to:

•	recruit, retain, and motivate executives and employees that can help us achieve our core business goals;

•	provide incentives to promote and reward superior performance throughout the organization, which we refer to as Pay for Performance;

•	facilitate stock ownership and retention by our executives and other employees; and

•	promote alignment between executives and other employees and the long-term interests of stockholders.

The Compensation Committee seeks to achieve these objectives by:

•	establishing a compensation program that is market competitive and internally fair;

•	linking individual and corporate performance with certain elements of compensation through the use of equity grants, cash performance compensation or other means of compensation, the value of which is substantially tied to the achievement of our Company goals; and

•	when appropriate, given the nature of our business, rewarding our executive officers for both Company and individual achievements with one-time performance awards.

At the 2016 Annual Meeting of Stockholders, approximately 88% of the votes cast were voted in favor of the approval of our named executive officer compensation. Our Compensation Committee believes that the stockholder vote reinforces the objectives and philosophy of our executive compensation programs.

Components of Compensation

Our executive compensation program includes the following elements:

•	base salary;

•	cash incentive compensation;

•	long-term equity incentive plan awards; and

•	retirement and health and other insurance benefits.

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

Role of the Chief Executive Officer

Historically, our Chief Executive Officer has taken the lead in providing our Board of Directors with advice regarding executive compensation. For 2016, the Compensation Committee considered recommendations from our Chief Executive Officer regarding the compensation for and performance of our executive officers in relation to company-specific strategic goals that were established by the Compensation Committee and approved by the Board of Directors. These achievements related to potential cash incentive compensation payments and salary increases. The Compensation Committee considers the recommendations made by our Chief Executive Officer because of his knowledge of the business and the performance of the other executive officers. The Compensation Committee is not bound by the input it receives from our Chief Executive Officer. Instead, the Compensation Committee exercises independent discretion when making executive compensation decisions. We describe and discuss the particular compensation decisions made by the Compensation Committee regarding the 2016 compensation of our named executive officers below under “Elements of Executive Compensation.”

Role of the Independent Compensation Consultant

From time to time, the Compensation Committee has retained the services of an independent compensation consultant, Arnosti Consulting, Inc., or Arnosti. During 2016, at the request of the Compensation Committee, Arnosti assisted the Compensation Committee in evaluating the base salaries to be paid to named executive officers and the annual equity awards to be granted company-wide. The Company pays the cost for Arnosti’s services. However, the Compensation Committee retains the sole authority to engage, direct or terminate Arnosti’s services. In 2016, the Compensation Committee considered and assessed all relevant factors, including but not limited to, those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that could give rise to a potential conflict of interest with respect to Arnosti’s work. Based on this review, we are not aware of any conflict of interest that has been raised by the work performed by Arnosti.

Elements of Executive Compensation

Base Salary. We pay base salaries to provide executive officers with a competitive level of financial security. We establish base salaries for our executives based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions and peer group benchmark pay. Our peer group consists of eighteen companies with a similar stage of development, market capitalization, and revenues, including Arrowhead Research Corporation, Aviragen Therapeutics Inc., BioTime Inc., Chimerix Inc., Concert Pharmaceuticals Inc., ChemCentryx Inc., Edocyte Inc., GTX Inc., Idera Pharmaceuticals, Medicinova Inc., Osiris Therapeutics Inc., Rigel Pharmaceuticals Inc., Regulus Therapeutics Inc., Sangamo Biosciences Inc., Stemline Therapeutics Inc., Threshold Pharmaceuticals Inc., Verastem Inc. and Vericel Corporation.

Base salaries are generally reviewed annually, with adjustments based on the individual’s responsibilities, performance and experience during the year. This review generally occurs each year following an annual review of individual performance.

In general, the Company and the executive team performed well in 2016 against many key goals and objectives, as measured against the metrics of key programmatic achievements (e.g., clinical, regulatory, preclinical and core capability development), business development objectives and operational and financial performance (e.g., budgetary goals, capital acquisition and management), among others. Each executive’s performance was evaluated based on the Company’s performance as a whole, combined with an evaluation of individual performance against goals and objectives relevant to his or her area of responsibility. Overall, some, but not all corporate goals were achieved in 2016. For example, though a business partnership was put in place and certain regulatory goals were achieved, other clinical trial objectives were not met.

For 2016, the Compensation Committee and the Board of Directors approved an increase in base salary of 2.0% as compared to 2015 for the Chief Executive Officer, an adjustment based on both performance and comparative market data provided to the Compensation Committee by Arnosti. Also, the Compensation Committee and the Board of Directors approved increases for each of the other named executive officer’s salary for 2016 as compared to 2015 based primarily on Company performance for the year ended December 31, 2015. The increases were as follows: Mr. Lehmann – 2.0%; Dr. Harrington – 2.0%; and Ms. Campbell – 2.0%. Furthermore, Ms. Campbell was promoted effective January 1, 2016 to Senior Vice President of Finance in recognition of her significant contribution in leading the financial and administrative activities of the Company in a highly effective manner, and her expected ongoing contributions in supporting overall management and related activities within the Company, which resulted in an additional 5.25% increase in her salary related to the promotion.

For 2017, the Compensation Committee and the Board of Directors approved an increase in base salary of 8.4% as compared to 2016 for the Chief Executive Officer, an adjustment based on both performance and comparative compensation data from the peer companies listed above that was provided to the Compensation Committee by Arnosti. Also, the Compensation Committee and the Board of Directors approved increases for each of the other named executive officer’s salary for 2017 as compared to 2016 based primarily on Company performance for the year ended December 31, 2015. The increases were as follows: Mr. Lehmann – 3.1%; Dr. Harrington – 3.0%; and Ms. Campbell – 3.1%. The salary information for our named executive officers is summarized below:

	2015		2016		2017
	2015 Salary	% Increase	2016 Salary	% Increase	2017 Salary	% Increase
Dr. Van Bokkelen	$475,000	1.75%	$484,500	2.00%	$525,000	8.40%
Dr. Harrington	$387,000	1.84%	$394,740	2.00%	$406,750	3.00%
Mr. Lehmann	$389,000	1.83%	$396,780	2.00%	$409,000	3.10%
Ms. Campbell	$251,750	1.81%	$270,000	7.25%	$278,500	3.10%

Cash Incentive Compensation. Given the nature of our business, when appropriate, we reward our named executive officers with performance-related compensation. We utilize annual incentive compensation to reward officers and other employees for achieving corporate objectives and for meeting individual annual performance objectives. These objectives relate generally to strategic factors, including advancement of our product candidates, identification and advancement of additional programs or product candidates, establishment and maintenance of key strategic relationships, and to financial factors, including raising capital, adherence to budgets and cash management.

The Compensation Committee recommended and the Board approved a cash incentive compensation program for the year ended December 31, 2016 for our named executive officers. Under the 2016 incentive program, each participant was eligible to earn a target incentive compensation payment of a specified percentage of the named executive officer’s salary during the award term, weighted on the achievement of specific corporate goals, with the remainder based on individual/functional performance, as set forth in the following table. The weighting on corporate versus individual/functional performance is related to the relative impact on overall corporate goals and the emphasis and incentives toward departmental performance.

		Weighted On
	Target Amount	Corporate Goals	Individual/Functional Performance
Dr. Van Bokkelen	60%	100%	0%
Dr. Harrington	45%	80%	20%
Mr. Lehmann	45%	80%	20%
Ms. Campbell	35%	60%	40%

The evaluation of goal achievement is at the discretion of the Compensation Committee and the Board of Directors based on input from the Chief Executive Officer (with respect to the named executive officers other than the Chief Executive Officer). The 2016 corporate goals included program and collaboration goals, including new business development, progress on MultiStem clinical development and cash management objectives. While the overall amount of incentive compensation is tied to predetermined metrics, the Board of Directors has the discretion to adjust any amount ultimately paid under our annual incentive program after good faith consideration of executive officer performance, overall company performance, market conditions and cash availability. We do not have a formally adopted plan document for the 2016 incentive program, although the Compensation Committee recommended and the Board of Directors approved the specific corporate goals, target compensation levels and weightings between corporate and functional performance. The Compensation Committee and the Board of Directors agreed that each of the named executive officers would be entitled to a payment under the 2016 incentive program as a result of individual performance and the achievement of operational and strategic objectives in 2016, specifically the achievement of patient enrollment and regulatory approval goals for the Company’s clinical studies, capital management and the receipt of new grant funding, and other core program development and sector leadership goals, resulting in the payment of incentive compensation based on a percentage of such officers’ 2016 base salaries as follows:

	Percentage of Base Salary	Cash Incentive Compensation Paid
Dr. Van Bokkelen	31.8%	$154,071
Dr. Harrington	24.5%	$96,632
Mr. Lehmann	24.3%	$96,417
Ms. Campbell	19.1%	$51,691

For the year ending December 31, 2017, the Compensation Committee recommended and the Board of Directors approved a similar cash incentive compensation plan for our named executive officers, with no changes to the target incentive compensation percentage for our named executive officers from 2016. The 2017 corporate goals include strategic partnership objectives, advancing and achieving clinical development and related support activities for MultiStem, program advancement objectives, and executing against the established operating plan and capital acquisition objectives.

Long-Term Incentive Program. We believe that we can encourage superior long-term performance by our executive officers and employees through encouraging them to own, and assisting them with the acquisition of, our common stock. Our equity compensation plans provide our employees, including named executive officers, with incentives to help align their interests with the interests of our stockholders. We believe that the use of common stock and stock-based awards offers the best approach to achieving our objective of fostering a culture of ownership, which we believe will, in turn, motivate our named executive officers to create and enhance stockholder value. We have not adopted stock ownership guidelines, but our equity compensation plans provide a principal method for our executive officers to acquire equity in our company. The following table reflects the number of shares of Athersys Common Stock owned by our named executive officers as of December 31, 2016:

Shares of Common Stock Owned
Dr. Van Bokkelen	764,198
Dr. Harrington	403,031
Mr. Lehmann	203,755
Ms. Campbell	377,297

Our equity compensation plans authorize us to grant, among other types of awards, options, restricted stock and restricted stock units, or RSUs, to our employees, Directors and consultants. We award RSUs and stock options to our employees. In June 2016, we amended our long-term equity incentive plan to increase the number of shares available for awards under the plan, among other things. We expect to continue to use equity-based awards as a long-term incentive vehicle because we believe:

•	equity-based awards align the interests of our executives with those of our stockholders, support a pay-for-performance culture, foster an employee stock ownership culture and focus the management team on increasing value for our stockholders;

•	equity-based awards have the potential to increase in value based on our performance and the growth of our stock price;

•	equity-based awards help to provide a balance to the overall executive compensation program because, while base salary and our discretionary incentive compensation program focus on short-term performance, equity-based awards that vest over time reward increases in stockholder value over the longer-term; and

•	the vesting period of equity-based awards encourages executive retention and efforts to preserve stockholder value.

In 2016, we granted 1,418,016 stock options and 596,992 RSUs to our named executive officers, as well as stock options and RSUs to our other employees. Equity awards are tied to factors such as performance, peer and market analysis, and the total equity ownership level of each named executive officer, and further enhance the retention and long-term stock ownership features of our equity incentive program. In determining the number of stock-based awards to be granted to named executive officers, we review annually our named executive officers’ equity ownership positions, and we take into account the individual’s scope of responsibility, ability to affect results and stockholder value, anticipated future contributions to increases in stockholder value, and the value of equity-based awards in relation to other elements of the individual named executive officer’s total compensation; with an emphasis on scope of responsibility, results and stockholder value. We also review competitive compensation data, an assessment of individual performance, a review of each named executive officer’s existing long-term incentives, retention considerations and a subjective determination of the individual’s potential to positively impact future stockholder value. Equity-based awards are granted from time to time by the Compensation Committee and the Board of Directors, with input from independent compensation consultants, as appropriate. The following stock option and RSU awards were granted to our named executive officers in June 2016 as part of our program for annual equity-based awards, which vest quarterly over a four-year period:

	Stock Options	Restricted Stock Units
Dr. Van Bokkelen	500,000	225,008
Dr. Harrington	348,608	149,392
Mr. Lehmann	361,200	154,800
Ms. Campbell	208,208	67,792

Retirement and Insurance Benefits. Consistent with our compensation philosophy, we maintain benefits for our named executive officers and our employees, including medical, dental, vision, life and disability insurance coverage and the ability to contribute to a 401(k) retirement plan. The named executive officers and employees have the ability to participate in these benefits at the same levels. We make employer contributions to our 401(k) retirement plan and contributed approximately $339,000 in 2016. We provide such retirement and health insurance benefits to our employees to retain qualified personnel.

In addition, Dr. Van Bokkelen, Dr. Harrington, Mr. Lehmann and Ms. Campbell also receive Company-paid life insurance benefits in the amounts of $2.0 million for Dr. Van Bokkelen, Dr. Harrington and Mr. Lehmann, and $1.0 million for Ms. Campbell. These additional life insurance policies are provided to these officers due to their extensive travel requirements and contributions to the Company.

Severance Arrangements

See the disclosure under “Potential Payments Upon Termination or Change of Control” for more information about severance arrangements with our named executive officers. We provide such severance arrangements in order to assure that our executives will focus on the best interests of the business at all times, without undue concern for their own financial security.

Employment Agreements and Arrangements

We believe that entering into employment agreements with each of our named executive officers was necessary for us to attract and retain talented and experienced individuals for our senior level positions. In this way, the employment agreements help us meet the initial objective of our compensation program. Each agreement contains terms and arrangements that we agreed to through arms-length negotiation with our named executive officers. We view these employment agreements as reflecting the minimum level of compensation that our named executive officers require to remain employed with us, and thus the bedrock of our compensation program for our named executive officers. For more details of our employment agreements and arrangements, see the disclosure under “2016 Summary Compensation Table.”

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

2016 Summary Compensation Table

The following table and narrative set forth certain information with respect to the compensation earned during the fiscal year ended December 31, 2016 by our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards(1) ($)		All Other Compensation ($)		Total(4)
Gil Van Bokkelen, Chief Executive Officer(2)	2016 2015 2014	$ $ $	484,500 475,000 466,815	$ $ $	154,071 122,550 133,000	$ $ $	492,768 114,237 152,328	$ $ $	695,000 188,707 286,598	$ $ $	20,673 20,673 22,273	$ $ $	1,847,012 921,167 1,061,014

Laura Campbell, Senior Vice President of Finance	2016 2015 2014	$ $ $	270,000 251,750 247,265	$ $ $	51,691 36,000 36,000	$ $ $	148,464 57,119 76,164	$ $ $	287,409 94,361 143,299	$ $ $	13,509 13,509 13,109	$ $ $	771,073 452,739 515,837

William (BJ) Lehmann, Jr., President and Chief Operating Officer	2016 2015 2014	$ $ $	396,780 389,000 382,015	$ $ $	96,417 80,000 82,500	$ $ $	339,012 66,970 88,862	$ $ $	502,068 110,619 167,190	$ $ $	13,771 11,365 11,163	$ $ $	1,348,048 657,954 731,730

John Harrington, Chief Scientific Officer and Executive Vice President(2)	2016 2015 2014	$ $ $	394,740 387,000 380,015	$ $ $	96,632 81,000 82,000	$ $ $	327,168 66,970 88,862	$ $ $	484,565 110,619 167,190	$ $ $	10,723 10,723 10,523	$ $ $	1,313,828 656,312 728,590

(1)	Amounts do not reflect cash compensation actually received by our named executive officers. For example, the dollar amounts for annual stock awards represent a valuation of the award on the grant date, which vests over time, and does not represent cash proceeds. The fair value of restricted stock unit awards is calculated in accordance with Accounting Standards Codification 718, or ASC 718, excluding the impact of potential forfeitures. Assumptions used in the calculation of these amounts are included in the Notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.
(2)	Drs. Van Bokkelen and Harrington also served as our Directors for 2016, 2015 and 2014 and did not receive any compensation as our Directors.

Grants of Plan-Based Awards for 2016

The following table sets forth plan-based equity awards granted to our named executive officers during 2016 under our equity compensation plans.

			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date
Gil Van Bokkelen	June 20, 2016	(1)	225,008			$492,768
	June 20, 2016	(2)		500,000	$2.19	$695,000

Laura Campbell	June 20, 2016	(1)	67,792			$148,464
	March 7, 2016	(2)		50,000	$1.84	$67,500
	June 20, 2016	(2)		158,208	$2.19	$219,909

William (BJ) Lehmann, Jr.	June 20, 2016	(1)	154,800			$339,012
	June 20, 2016	(2)		361,200	$2.19	$502,068

John Harrington	June 20, 2016	(1)	149,392			$327,168
	June 20, 2016	(2)		348,608	$2.19	$484,565

(1)	Restricted stock units granted under our Long-Term Incentive Plan.
(2)	Options granted under our Long-Term Incentive Plan.
(3)	The amounts in this column represent the grant date fair value of the options calculated in accordance with ASC 718, excluding the impact of potential forfeitures.

Employment Agreements and Arrangements

Dr. Gil Van Bokkelen. On December 1, 1998, we entered into a one-year employment agreement, effective April 1, 1998, with Dr. Gil Van Bokkelen, to serve initially as President and Chief Executive Officer. The agreement automatically renews for subsequent one-year terms on April 1 of each year unless either party gives notice of termination at least thirty days before the end of any term. Under the terms of the agreement, Dr. Van Bokkelen is entitled to a base salary and an annual discretionary incentive compensation payment of up to 33% of his base salary. His salary for 2017 is $525,000 and his target annual incentive compensation payment is 60% of his base salary. Dr. Van Bokkelen also received options to purchase shares of common stock upon his employment that were terminated in 2007, and his current stock options are described in the table below. Dr. Van Bokkelen is also entitled to life insurance coverage for the benefit of his family in the amount of at least $1.0 million (which is $2.0 million for 2017). For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.” Dr. Van Bokkelen has also entered into a non-competition and confidentiality agreement with us under which, during his employment and for a period of 18 months thereafter, he is restricted from, among other things, competing with us.

Dr. John J. Harrington. On December 1, 1998, we entered into a one-year employment agreement, effective April 1, 1998, with Dr. John J. Harrington to serve initially as Executive Vice President and Chief Scientific Officer. The agreement automatically renews for subsequent one-year terms on April 1 of each year unless either party gives notice of termination at least thirty days before the end of any term. Under the terms of the agreement, Dr. Harrington is entitled to a base salary and an annual discretionary incentive compensation payment of up to 33% of his base salary. His salary for 2017 is $406,750 and his target annual incentive compensation payment is 45% of his base salary. Dr. Harrington also received options to purchase shares of common stock upon his employment that were terminated in 2007, and his current stock options are described in the table below. Dr. Harrington is also entitled to life insurance coverage for the benefit of his family in the amount of at least $1.0 million (which is $2.0 million for 2017). For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.” Dr. Harrington has also entered into a non-competition and confidentiality agreement with us under which, during his employment and for a period of 18 months thereafter, he is restricted from, among other things, competing with us.

William (B.J.) Lehmann, Jr. On January 1, 2004, we entered into a four-year employment agreement with Mr. Lehmann to serve initially as Executive Vice President of Corporate Development and Finance. The agreement automatically renews for subsequent one-year terms on January 1 of each year unless either party gives notice of termination at least thirty days before the end of any term. The agreement was amended in 2013 to modify the duration of his severance arrangement, with no change to the events triggering such severance. Under the terms of the agreement, Mr. Lehmann is entitled to a base salary, which is $409,000 for 2017. Mr. Lehmann’s target annual incentive compensation payment for 2017 is 45% of his base salary. Mr. Lehmann also received options to purchase shares of common stock upon his employment that were terminated in 2007, and his current stock options are described in the table below. For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.” Mr. Lehmann has also entered into a non-competition and confidentiality agreement with us under which, during his employment and for a period of twelve months thereafter, he is restricted from, among other things, competing with us.

Laura K. Campbell. On May 22, 1998, we entered into a two-year employment agreement with Laura K. Campbell to serve initially as Controller. The agreement automatically renews for subsequent one-year terms on May 22 of each year unless either party gives notice of termination at least thirty days before the end of any term. Under the terms of the agreement, Ms. Campbell is entitled to a base salary, which is $278,500 for 2017. Ms. Campbell’s target annual incentive compensation payment for 2017 is 35% of her base salary. Ms. Campbell also received options to purchase shares of common stock upon her employment that were terminated in 2007, and her current stock options are described in the table below. For more information about severance arrangements under the agreement, see the disclosure under “Potential Payments Upon Termination or Change of Control.”

Equity Compensation Plans

In June 2007, we adopted two equity compensation plans, which authorize the Board of Directors, or a committee thereof, to provide equity-based compensation in the form of stock options, restricted stock, RSUs and other stock-based awards, which are used to attract and retain qualified employees, Directors and consultants. Equity awards are granted from time to time under the guidance and approval of the Compensation Committee. Total awards under these plans, as amended, are currently limited to 21,500,000 shares of Common Stock, of which 7,503,231 shares remain available for issuance at December 31, 2016.

401(k) Plan

We have a tax-qualified employee savings and retirement plan, also known as a 401(k) plan that covers all of our employees. Under our 401(k) plan, eligible employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $18,000 in 2016, and have the amount of the reduced compensation contributed to the 401(k) plan. The trustees of the 401(k) plan, at the direction of each participant, invest the assets of the 401(k) plan in designated investment options. We may make matching or profit-sharing contributions to the 401(k) plan in amounts to be determined by the Board of Directors. We made matching contributions to the 401(k) plan during fiscal 2015 at a maximum rate of 100% of the first $3,000 of participant contributions, plus 40% of participant contributions in excess of $3,000 per participant, which amounted to approximately $339,000 in 2016. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code, so that contributions to the 401(k) plan and income earned on the 401(k) plan contributions are not taxable until withdrawn, and so that any contributions we make will be deductible when made.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth outstanding equity awards held by our named executive officers at December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Gil Van Bokkelen	62,500	437,500	$2.19	June 20, 2026	(1)	—		—
	75,282	125,470	$1.28	June 24, 2025	(1)	—		—
	129,800	77,880	$1.65	June 17, 2024	(1)	—		—
	161,875	23,125	$1.71	June 18, 2023	(1)	—		—
	25,000	0	$5.28	December 23, 2019	(2)	—		—
	712,500	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		34,620	(4)	$52,969	(5)
	—	—	—	—		55,780	(6)	$85,343	(5)
	—	—	—	—		196,882	(7)	$301,229	(5)

Laura Campbell	19,776	138,432	$2.19	June 20, 2026	(1)	—		—
	9,375	40,625	$1.84	March 7, 2026	(1)	—		—
	37,644	62,740	$1.28	June 24, 2025	(1)	—		—
	64,900	38,940	$1.65	June 17, 2024	(1)	—		—
	52,500	7,500	$1.71	June 18, 2023	(1)	—		—
	17,500	0	$5.28	December 23, 2019	(2)	—		—
	200,000	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		17,310	(4)	$26,484	(5)
	—	—	—	—		27,890	(6)	$42,672	(5)
	—	—	—	—		59,318	(7)	$90,757	(5)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
William (BJ) Lehmann	45,150	316,050	$2.19	June 20, 2026	(1)	—		—
	44,130	73,550	$1.28	June 24, 2025	(1)	—		—
	75,720	45,432	$1.65	June 17, 2024	(1)	—		—
	100,625	14,375	$1.71	June 18, 2023	(1)	—		—
	22,500	0	$5.28	December 23, 2019	(2)	—		—
	400,000	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		20,196	(4)	$30,900	(5)
	—	—	—	—		32,700	(6)	$50,031	(5)
	—	—	—	—		135,450	(7)	$207,239	(5)

John Harrington	43,576	305,032	$2.19	June 20, 2026	(1)	—		—
	44,130	73,550	$1.28	June 24, 2025	(1)	—		—
	75,720	45,432	$1.65	June 17, 2024	(1)	—		—
	87,500	12,500	$1.71	June 18, 2023	(1)	—		—
	22,500	0	$5.28	December 23, 2019	(2)	—		—
	700,000	0	$5.00	June 8, 2017	(3)	—		—
	—	—	—	—		20,196	(4)	$30,900	(5)
	—	—	—	—		32,700	(6)	$50,031	(5)
	—	—	—	—		130,718	(7)	$199,999	(5)

(1)	Options vest ratably over four years on a quarterly basis.
(2)	Options were granted on December 23, 2009 and vested ratably over one year on a quarterly basis, and thus were fully exercisable on December 24, 2010.
(3)	Options were granted on June 8, 2007 and vested at a rate of 40% on the grant date and vested 20% in each of the three years thereafter (on a quarterly basis), and thus were fully exercisable on June 8, 2010.
(4)	The stock awards reflected in this column consist of RSUs granted on June 17, 2014, which vest over four years on a quarterly basis.
(5)	Value is based on the closing price of our common stock of $1.53 on December 31, 2016, as reported on NASDAQ.
(6)	The stock awards reflected in this column consist of RSUs granted on June 24, 2015, which vest over four years on a quarterly basis.
(7)	The stock awards reflected in this column consist of RSUs granted on June 20, 2016, which vest over four years on a quarterly basis.

2016 Options Exercised and Stock Vested

The following table provides information on all stock awards vested and the value realized upon vesting, by the named executive officers during fiscal 2016. None of our named executive officers exercised any stock options during 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Gil Van Bokkelen	189,358	$408,857
Laura Campbell	92,770	$202,926
William (BJ) Lehmann	141,500	$308,208
John Harrington	140,309	$305,823

(1)	The value realized upon vesting of these restricted stock units is the product of multiplying the number of shares of common stock issued upon vesting by the market value of the underlying shares on the vesting date. It does not represent cash proceeds to the employee until the underlying shares are sold.

Potential Payments Upon Termination or Change in Control

Under their employment agreements, the named executive officers may be entitled to certain potential payments upon termination. In the event that an executive officer is terminated without cause or terminates employment for good reason, as defined in the agreements, we would be obligated to pay full base salary for a defined period, subject to mitigation related to other employment. The defined payment period is eighteen months for Gil Van Bokkelen and John Harrington, twelve months for William (BJ) Lehmann and six months for Laura Campbell. We would also be obligated to continue the participation of Gil Van Bokkelen and John Harrington in all medical, life and employee “welfare” benefit programs for a period of eighteen months at our expense, to the extent available and possible under the programs.

The agreements define “cause” to mean willful and continuous neglect of such executive officer’s duties or responsibilities or willful misconduct by the executive officer that is materially and manifestly injurious to our Company. “Good reason” includes, among other things, demotion, salary reduction, relocation without consent, failure to provide an executive officer with adequate and appropriate facilities and termination by the executive officer within 90 days of a change in control. A “change in control” occurs when (1) a person or group of persons purchases 50% or more of our consolidated assets or a majority of our voting shares, or (2) if, following a public offering, the directors of Athersys immediately following the offering no longer constitute a majority of the Board of Directors. Upon a change in control, or if the named executive officer should die or become permanently disabled, all unvested stock options become immediately vested and exercisable. As of December 31, 2016, each of the named executive officers held unvested stock options and RSUs, as reflected in the Outstanding Equity Awards at 2016 Fiscal Year-End table above.

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

The table below reflects the amount of compensation payable to each named executive officer in the event of termination of such executive’s employment, pursuant to such executive’s employment agreement. The amounts shown assume that such termination was effective as of December 31, 2016 and thus includes amounts earned through such time and are estimates of the amounts that would be paid out to executives upon their termination.

	Executive Benefit and Payments Upon Separation	Termination Without Cause or Voluntary For Good Reason
Gil Van Bokkelen	Cash Severance Payment Continuation of Benefits	$ $	726,750 35,427

	Total		$762,177

William (BJ) Lehmann, Jr.	Cash Severance Payment Continuation of Benefits	$ $	396,780 —

	Total		$396,780

John Harrington	Cash Severance Payment Continuation of Benefits	$ $	592,110 35,427

	Total		$627,537

Laura Campbell	Cash Severance Payment Continuation of Benefits	$ $	135,000 —

	Total		$135,000

Director Compensation Table for 2016

The following table summarizes compensation paid to our non-employee Directors in 2016:

Name(a)	Fees Earned or Paid in Cash ($)(b)	Option Awards ($)(1)(d)	Total ($)(h)
Lee E. Babiss	$80,000	$127,500	$207,500
Jordon S. Davis	$25,185	$82,200	$107,385
Ismail Kola	$45,000	$127,500	$172,500
Lorin J. Randall	$70,000	$127,500	$197,500
Kenneth H. Traub(2)	$26,250	$—	$26,250
Jack L. Wyszomierski	$57,500	$127,500	$185,000

(1)	Amounts in column (d) do not necessarily reflect compensation actually received by our Directors. The amounts in column (d) reflect the full grant date fair value of the equity awards made during the fiscal year ended December 31, 2016, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in the notes to the 2016 audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Lee Babiss, Ismail Kola, Lorin Randall and Jack Wyszomierski each had 225,000 option awards outstanding as of December 31, 2016. Jordon Davis had 60,000 option awards outstanding as of December 31, 2016.
(2)	Mr. Traub retired as a Director at our 2016 annual meeting of stockholders in June 2016.

Under our Director compensation program for non-employee Directors, new Directors receive an initial stock option grant to purchase 50,000 shares of common stock at fair market value on the date of grant, which vests at a rate of 50% in the first year (on a quarterly basis) and 25% in each of the two years (on a quarterly basis) thereafter. In March 2016, the Directors approved a change to the compensation program, whereby the initial stock option grant would be increased from 50,000 to 60,000 shares of common stock, and would vest at a rate of 33.33% per year, with cliff vesting in year one and quarterly vesting in years two and three. Also, given that awards from their initial appointment over five years ago had expired, Directors Babiss, Kola, Randall and Wyszomierski each received stock option awards in March 2016 to purchase 75,000 shares of common stock.

Additionally, the non-employee Directors receive annually an option award to purchase 30,000 shares of our common stock at fair market value on the date of grant, which vests quarterly over a one-year period, with such anniversary awards issued in June of each year in connection with our annual stockholder meeting. In June 2016, Directors Babiss, Kola, Randall, and Wyszomierski each received an anniversary stock option award of 30,000 shares. All initial and anniversary stock option awards granted to non-employee Directors have a term of ten years and upon the termination of the Director’s service, the Director has eighteen months in which to exercise the vested portion of his options prior to forfeiture.

Our Directors receive annual cash compensation retainers as set forth below:

Board Member	$40,000
Lead Director	$25,000
Audit Committee — Chairman	$15,000
Audit Committee — Member	$7,500
Compensation Committee — Chairman	$10,000
Compensation Committee — Member	$5,000
Nominations and Corporate Governance Committee — Chairman	$10,000
Nominations and Corporate Governance Committee — Member	$5,000

These annual retainers are paid in quarterly installments and Directors are reimbursed for reasonable out-of-pocket expenses incurred while attending Board and committee meetings. In January 2017, the retainers were increased as follows: Audit Committee Chairman, $20,000; Audit Committee Member $9,000; Compensation Committee Chairman, $13,000; and Compensation Committee Member $6,000.

Compensation Committee Interlocks and Insider Participation

In 2016, none of our Directors was a member of the board of directors of any other company where the relationship would be construed to constitute a committee interlock within the meaning of the rules of the SEC.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section above and based on this review, has recommended to the Board of Directors the inclusion of the Compensation Discussion and Analysis in this annual report on Form 10-K for the fiscal year ended December 31, 2016.

Compensation Committee

Board of Directors

Lee E. Babiss

Lorin J. Randall

Jack W. Wyszomierski

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2016, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(2)	(c)(1)
Equity compensation plan approved by security holders	9,288,151	$2.79	7,298,217
Equity compensation plan not approved by security holders(3)	1,149,236	$2.57	205,014
Total	10,437,387		7,503,231

(1)	Included in column (a) and (c) are both stock option and RSU awards under our equity compensation plans.
(2)	Reflects the weighted-average exercise price of outstanding options only, as opposed to RSUs that do not have an exercise price. The weighted average exercise price of all outstanding awards under plans is $2.76 and the weighted average remaining term is 5.78 years.
(3)	The other shares of common stock included in this plan category are issued or issuable under our Equity Incentive Compensation Plan. The terms of our Equity Incentive Compensation Plan are substantially similar to the terms of our primary incentive plan. For information on the terms of these plans, see “Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Incentive Program”, as well as “Compensation Discussion and Analysis – Equity Compensation Plans”.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of February 28, 2017 (unless otherwise indicated below) by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our Directors and nominees;

•	each of the executive officers named in the Summary Compensation Table; and

•	all of our Directors and nominees and executive officers as a group.

We determined beneficial ownership in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that could be issued upon the exercise of outstanding options, RSUs and warrants held by that person that are exercisable within 60 days of February 28, 2017 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person.

Percentage ownership calculations for beneficial ownership for each person or entity are based on 109,562,375 shares of common stock outstanding as of February 28, 2017.

Except as indicated in the footnotes to this table and pursuant to state community property laws, each stockholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares	Percent of Class
Greater Than 5% Stockholders
None	—	—

Directors, Nominees and Executive Officers
Gil Van Bokkelen(1)	2,024,905	1.9%
Lee Babiss(2)	173,750	*
John Harrington(3)	1,435,395	1.3%
Ismail Kola(2)	188,750	*
Lorin Randall(2)	173,750	*
Jack Wyszomierski(2)	173,750	*
Jordan Davis(4)	4,292,788	3.9%
Laura Campbell(5)	838,430	*
William (BJ) Lehmann, Jr.(6)	952,881	*
All Directors, Nominees and executive officers as a group (9 persons)	10,254,399	9.4%

*	Less than 1%.
(1)	Includes vested options for 1,235,296 shares of common stock at a weighted average exercise price of $3.68 per share and 25,411 RSUs that vest within 60 days of February 28, 2017.
(2)	Includes vested options for 173,750 shares of common stock at a weighted average exercise price of $1.77 per share.
(3)	Includes vested options for 1,016,391 shares of common stock at a weighted average exercise price of $4.06 per share and 15,973 RSUs that vest within 60 days of February 28, 2017.
(4)	Includes 4,248,788 shares of common stock held by Radius and its affiliates, over which Mr. Davis has shared voting and dispositive power, and 4,000 shares of common stock held by Mr. Davis’ children, over which Mr. Davis has shared voting and dispositive power. The address for Radius and its affiliates is 250 Park Avenue, Suite 1102 New York, New York 10177.
(5)	Includes vested options for 431,222 shares of common stock at a weighted average exercise price of $3.36 per share and 9,911 RSUs that vest within 60 days of February 28, 2017.
(6)	Includes vested options for 732,815 shares of common stock at a weighted average exercise price of $3.62 per share and 16,311 RSUs that vest within 60 days of February 28, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Exchange Act that were furnished to the Company during or with respect to fiscal year 2016 by persons who were, at any time during fiscal year 2016, Directors or officers of the Company or beneficial owners of more than 10% of the outstanding shares of common stock, all filing requirements for reporting persons were met.

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

To identify related person transactions in advance, we rely on information supplied by our executive officers, Directors and certain significant stockholders. We maintain a comprehensive written policy for the review, approval or ratification of related person transactions, and our Audit Committee reviews all related person transactions identified by us. The Audit Committee approves or ratifies only those related person transactions that are determined by it to be, under all of the circumstances, in the best interest of the Company and its stockholders. No related person transactions occurred in fiscal 2016 that required a review by the Audit Committee.

Director Independence

The Board reviews the independence of each Director at least annually. During these reviews, the Board will consider transactions and relationships between each Director (and his or her immediate family and affiliates) and the Company and our management to determine whether any such transactions or relationships are inconsistent with a determination that the Director was independent. The Board conducted its annual review of Director independence to determine if any transactions or relationships exist that would disqualify any of the individuals who serve as a Director under the rules of the NASDAQ Capital Market or require disclosure under Securities and Exchange Commission, or SEC, rules. Based upon the foregoing review, the Board determined the following individuals are independent under the rules of the NASDAQ Capital Market: Lee E. Babiss, Jordan S. Davis, Ismail Kola, Lorin J. Randall, and Jack L. Wyszomierski. Currently, we have two members of management that also serve on the Board: Dr. Van Bokkelen, who is also our Chairman and Chief Executive Officer, and Dr. Harrington, who is our Executive Vice President and Chief Scientific Officer. Neither Dr. Van Bokkelen nor Dr. Harrington is considered independent under the independence rules of the NASDAQ Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Audit Fees. Fees paid to Ernst & Young LLP for the audit of the annual consolidated financial statements included in the Company’s Annual Reports on Form 10-K, for the reviews of the consolidated financial statements included in the Company’s Forms 10-Q, and for services related to registration statements were $489,100 for the fiscal year ended December 31, 2016 and $522,800 for the fiscal year ended December 31, 2015. The decrease related primarily to services for registration statements filed in 2015.

Audit-Related Fees. Fees paid to Ernst & Young LLP for audit-related services in 2016 and 2015 were $29,500 and $35,000, respectively, related to grant-required attestation.

Tax Fees. Fees paid to Ernst & Young LLP associated with tax compliance and tax consultation were $35,000 and $62,223 for the fiscal years ended December 31, 2016 and 2015, respectively. The decrease related primarily to services related to international tax consultations and a change in method.

All Other Fees. There were no other fees paid to Ernst & Young LLP in 2016 or 2015.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a formal policy on auditor independence requiring the pre-approval by the Audit Committee of all professional services rendered by the Company’s independent auditor prior to the commencement of the specified services.

For the fiscal year ended December 31, 2016 and 2015, 100% of the services described above were pre-approved by the Audit Committee in accordance with the Company’s formal policy on auditor independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of Athersys, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flow for each of the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statement schedule of Athersys, Inc. is included:

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts- note receivable	$363	$13	$—	$376	(A)
Tax valuation allowances	$48,921	$5,851	$—	$54,772

Total 2016	$49,284	$5,864	$—	$55,148

Year Ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts- note receivable	$352	$11	$—	$363	(A)
Tax valuation allowances	$41,852	$7,069	$—	$48,921

Total 2015	$42,204	$7,080	$—	$49,284

Year Ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts- note receivable	$341	$11	$—	$352	(A)
Tax valuation allowances	$26,042	$15,810	$—	$41,852

Total 2014	$26,383	$15,812	$—	$42,204

(A) – Reserve on note receivable; fully-reserved.

(B) – Substantially all of our deferred tax assets are offset by valuation allowances.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Athersys, Inc., as amended as of June 28, 2013 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on August 13, 2013)

3.2	Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007)

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012)

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 13, 2014)

10.1*	Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*	Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3	Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.4*	Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.5	Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.6	Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 14, 2012)

10.7	Amended and Restated Registration Rights Agreement, dated as of April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 1 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of January 29, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9	Amendment No. 2 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of November 19, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, as amended, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.12†	Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.13†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.14†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.15†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.19†	Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21†	Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

110.23†	Amendment No. 2 to Employment Agreement, dated as of January 24, 2014, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission No. 001-33876) filed with the Commission on March 13, 2014)

10.24†	Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.25†	Consulting Agreement, dated as of September 1, 2015, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 5, 2015)

10.26†	Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.27†	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.28†	Form Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 20, 2013)

10.29*	Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.30	Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.31*	License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2010)

10.32†	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.33†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.34†	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-212119) filed with the Securities and Exchange Commission on June 20, 2016)

10.35†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.36†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.37†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.38	First Amendment to License and Technical Assistance Agreement, dated September 17, 2012, by and between ABT Holding, Inc. and RTI Biologics, Inc. (incorporated herein by reference to Exhibit 10.52 to the registrant’s Registration Statement on Form S-1/A (Registration No. 001-33876)

10.39†	Summary of Athersys, Inc. 2016 Cash Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.50 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission No. 001-33876) filed with the Commission on March 12, 2016)

10.40	Common Stock Purchase Agreement, dated as of December 17, 2015, by and between Athersys, Inc. and Aspire Capital Fund LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on December 17, 2015)

10.41	Registration Rights Agreement, dated as of December 17, 2015, by and between Athersys, Inc. and Aspire Capital Fund LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on December 17, 2015)

10.42†	Summary of Athersys, Inc. 2017 Cash Bonus Incentive Plan

10.43	License Agreement by and between ABT Holding Company and Healios K.K., dated as of January 8, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 5, 2016)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Senior Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC
†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 10, 2017.

ATHERSYS, INC.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gil Van Bokkelen Gil Van Bokkelen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 10, 2017

/s/ Laura K. Campbell Laura K. Campbell	Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 10, 2017

* John J. Harrington	Executive Vice President, Chief Scientific Officer and Director	March 10, 2017

*
Lorin J. Randall	Director	March 10, 2017

*
Kenneth H. Traub	Director	March 10, 2017

*
Jack L. Wyszomierski	Director	March 10, 2017

*
Lee E. Babiss	Director	March 10, 2017

*
Ismail Kola	Director	March 10, 2017

*	Gil Van Bokkelen, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation of Athersys, Inc., as amended as of June 28, 2013 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 000-52108) filed with the Commission on August 13, 2013)

3.2	Bylaws of Athersys, Inc., as amended as of October 30, 2007 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on October 31, 2007)

4.1	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 15, 2012)

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on January 13, 2014)

10.1*	Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*	Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3	Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.4*	Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.5	Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.6	Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 14, 2012)

10.7	Amended and Restated Registration Rights Agreement, dated as of April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8	Amendment No. 1 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of January 29, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9	Amendment No. 2 to Athersys, Inc. Amended and Restated Registration Rights Agreement, dated as of November 19, 2002, by and among Athersys, Inc., the New Stockholders, the Investors, Biotech and the Stockholders (each as defined in the Amended and Restated Registration Rights Agreement, dated as April 28, 2000, as amended, by and among Athersys, Inc. and the stockholders of Athersys, Inc. parties thereto) (incorporated herein by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10	Amendment No. 3 to Amended and Restated Registration Rights Agreement, dated as of May 15, 2007, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11	Amendment No. 4 to Amended and Restated Registration Rights Agreement, dated as of March 8, 2010, by and among Athersys, Inc. and the Existing Stockholders (as defined therein) (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission No. 001-33876) filed with the Commission on March 11, 2010)

10.12†	Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.13†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.14†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.15†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16†	Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17†	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18†	Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.19†	Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21†	Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22†	Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

110.23†	Amendment No. 2 to Employment Agreement, dated as of January 24, 2014, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission No. 001-33876) filed with the Commission on March 13, 2014)

10.24†	Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.25†	Consulting Agreement, dated as of September 1, 2015, by and between Advanced Biotherapeutics, Inc. and Robert Deans (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 5, 2015)

10.26†	Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.27†	Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.28†	Form Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 20, 2013)

10.29*	Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.30	Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.31*	License and Technical Assistance Agreement, dated as of September 10, 2010, between ABT Holding Company and RTI (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2010)

10.32†	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.33†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.34†	Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-212119) filed with the Securities and Exchange Commission on June 20, 2016)

10.35†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.36†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.37†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.38	First Amendment to License and Technical Assistance Agreement, dated September 17, 2012, by and between ABT Holding, Inc. and RTI Biologics, Inc. (incorporated herein by reference to Exhibit 10.52 to the registrant’s Registration Statement on Form S-1/A (Registration No. 001-33876)

10.39†	Summary of Athersys, Inc. 2015 Cash Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.50 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission No. 001-33876) filed with the Commission on March 12, 2016)

10.40	Common Stock Purchase Agreement, dated as of December 17, 2015, by and between Athersys, Inc. and Aspire Capital Fund LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on December 17, 2015)

10.41	Registration Rights Agreement, dated as of December 17, 2015, by and between Athersys, Inc. and Aspire Capital Fund LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on December 17, 2015)

10.42†	Summary of Athersys, Inc. 2017 Cash Bonus Incentive Plan

10.43	License Agreement by and between ABT Holding Company and Healios K.K., dated as of January 8, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 5, 2016)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Senior Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC
†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants