Form 10-Q
period 2017-03-31
ATHERSYS, INC / NEW
filed 2017-05-09
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 1, 2017 was 111,316,615.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$31,940	$14,753
Accounts receivable	1,766	598
Prepaid expenses and other	1,156	929

Total current assets	34,862	16,280
Equipment, net	2,576	2,605
Deferred tax assets	178	175

Total assets	$37,616	$19,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,618	$4,761
Accrued compensation and related benefits	605	1,190
Accrued clinical trial costs	267	389
Accrued expenses	407	535
Deferred revenue	503	—

Total current liabilities	8,400	6,875
Warrant liabilities	—	1,004
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, and 111,316,615 and 86,629,302 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	111	87
Additional paid-in capital	353,125	329,373
Accumulated deficit	(324,020)	(318,279)

Total stockholders’ equity	29,216	11,181
Total liabilities and stockholders’ equity	$37,616	$19,060

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues
Contract revenue	$1,260	$15,124
Grant revenue	210	334

Total revenues	1,470	15,458
Costs and expenses
Research and development	5,633	6,664
General and administrative	2,071	2,014
Depreciation	164	68

Total costs and expenses	7,868	8,746

Income (loss) from operations	(6,398)	6,712
Income (expense) from change in fair value of warrants, net	728	(2,181)
Other income, net	26	210

Net (loss) income before taxes	(5,644)	4,741
Income tax benefit	13	9

Net (loss) income and comprehensive (loss) income	$(5,631)	$4,750

Net (loss) income per share - Basic and Diluted	$(0.06)	$0.06

Weighted average shares outstanding - Basic	102,047,062	83,781,114
Weighted average shares outstanding - Diluted	102,047,062	83,865,607

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities
Net (loss) income	$(5,631)	$4,750
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	164	68
Gain from forgiveness of note payable	—	(190)
Stock-based compensation	689	707
Change in fair value of warrant liabilities and other	(728)	2,174
Changes in operating assets and liabilities:
Accounts receivable	(1,168)	(345)
Prepaid expenses and other	(231)	3
Accounts payable and accrued expenses	1,022	400
Deferred revenue	503	(245)

Net cash (used in) provided by operating activities	(5,380)	7,322
Investing activities
Purchases of equipment	(134)	(186)

Net cash used in investing activities	(134)	(186)
Financing activities
Proceeds from issuance of common stock, net	20,877	424
Shares retained for withholding tax payments on stock-based awards	(37)	(173)
Proceeds from exercise of warrants	1,861	—

Net cash provided by financing activities	22,701	251

Increase in cash and cash equivalents	17,187	7,387
Cash and cash equivalents at beginning of the period	14,753	23,027

Cash and cash equivalents at end of the period	$31,940	$30,414

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three-Month Periods Ended March 31, 2017 and 2016

1. Background and Basis of Presentation

We are an international biotechnology company that is focused primarily in the field of regenerative medicine and operate in one business segment. Our operations consist primarily of research and later-stage product development activities.

We incurred losses since our inception in 1995 and had an accumulated deficit of $324 million at March 31, 2017. We will require substantial additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing. At March 31, 2017, we had available cash and cash equivalents of $31.9 million, and we believe that these funds, together with our existing operating plans, are sufficient to meet our obligations as they come due for a period of at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. In the longer term, we will make use of available cash, but will have to continue to generate additional capital to meet our needs through new and existing collaborations and related milestones, grant-funding opportunities, deferring certain discretionary costs and staging certain development costs, as needed, and the sale of equity securities from time to time, including through our equity purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We have adopted ASU 2016-09, effective on January 1, 2017. Upon adoption, we elected to change our policy and to recognize the impact of forfeitures when they occur, and we recognized a cumulative effect adjustment to accumulated deficit on a modified-retrospective basis as of January 1, 2017 of approximately $0.1 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets, but recognize expenses on their income statements in a manner similar to current accounting practice. Under the guidance, lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The guidance is effective for the annual and interim periods beginning after December 15, 2018, with early adoption permitted. We have not elected to early adopt this ASU in 2017 and are in the process of evaluating the impact the new guidance will have on our consolidated financial statements upon adoption. We currently have operating leases for our two facilities that will need to be evaluated under the new standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the recognition of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, which delays the effective date by one year, making the new standard effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We plan to adopt this ASU effective January 1, 2018 under the modified retrospective approach. We have developed an implementation plan and during the first quarter of 2017, we identified our revenue streams and concluded that each of our contracts will be evaluated on a one-for-one basis to assess the impact of the new guidance on our consolidated financial statements. We are now examining each of the revenue streams from our collaboration agreements and grant awards, as well as documenting our internal controls over the adoption and implementation of the new standard. As the evaluation of our contracts is in process, we have not yet fully determined the impact that adopting ASU 2014-09 will have on our consolidated financial statements, however, we expect that the adoption of the new standard may result in increased disclosures in our financial statements.

3. Net (Loss) Income per Share

Basic and diluted net (loss) income per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The table below reconciles the net (loss) income and the number of shares used to calculate basic and diluted net (loss) income per share for the three-month periods ended March 31, 2017 and 2016, in thousands, except share and per share data.

	Three months ended March 31,
	2017	2016
Numerator:
Net (loss) income attributable to common stockholders - Basic and Diluted	$(5,631)	$4,750

Denominator:
Weighted-average shares outstanding - Basic	102,047,062	83,781,114
Potentially dilutive common shares outstanding: Stock-based awards	—	84,493

Weighted-average shares used to calculate diluted net (loss) income per share	102,047,062	83,865,607

Basic and Dilutive (loss) income per share	$(0.06)	$0.06

We have outstanding stock-based awards and had warrants that are not used in the calculation of diluted net (loss) income per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net (loss) income per share because their effects would be antidilutive:

	Three months ended March 31,
	2017	2016
Stock - based awards	10,091,837	7,593,940
Warrants	—	3,554,893

Total	10,091,837	11,148,833

4. Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

At March 31, 2017, we had no financial assets or liabilities measured at fair value on a recurring basis. At December 31, 2016, we had warrant liabilities of $1,004,000 that represented Level 3 liabilities under the hierarchy. These warrants were exercised or expired in the first quarter of 2017.

We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels.    There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility and is determined using probability weighted-average assumptions, when appropriate.

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrant liabilities is as follows (in thousands):

Three months ended March 31, 2017
Balance January 1, 2017	$1,004
Settlements from exercises	(276)
Gain included in income from change in fair value of warrants	(728)

Balance March 31, 2017	$—

Other

In February 2016, a $190,000 loan and accrued interest related to regionally-funded preclinical work was forgiven according to its terms based on the achievement of certain milestones, and the forgiveness was recognized as other income.

5. Certain Revenue Arrangements

Healios

In January 2016, we entered into a license agreement (“Healios Agreement”) with HEALIOS K.K. (“Healios”) to develop and commercialize our MultiStem cell therapy for ischemic stroke in Japan and to provide Healios with access to our proprietary MAPC technology for use in its “organ bud” program, initially for transplantation to treat liver disease or dysfunction. Under the agreement, Healios obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which include acute respiratory distress syndrome (“ARDS”) and another indication in the orthopedic area, and to include all indications for the “organ bud” program. Healios is developing and intends to commercialize the MultiStem product in Japan, and we are using commercially reasonable efforts to supply manufactured product to Healios for its clinical trial. In the event that we determine that we are not able to supply product at a defined price or a price otherwise agreeable to Healios, we may notify Healios and grant it a license to make the product solely for use in the licensed field in Japan. In January 2017, we signed a clinical trial supply agreement, which is consistent with the Healios Agreement, in preparation for delivering these planned manufacturing services for Healios’ clinical trial in Japan.

Under the terms of the Healios Agreement, we received a nonrefundable, up-front cash payment of $15 million and if Healios exercises its option to expand the collaboration, we will be entitled to receive a cash payment of $10 million. Healios may exercise its option to expand the collaboration prior to certain milestone dates that are expected to occur within the next two years.

For the ischemic stroke indication, we may also receive additional success-based development, regulatory approval and sales milestones aggregating up to $225 million. Such amounts are non-refundable and non-creditable towards future royalties or any other payment due from Healios. We will also receive tiered royalties on net product sales, starting in the low double-digits and increasing incrementally into the high teens, depending on net sales levels. Additionally, we receive payments for product supplied to Healios for ischemic stroke.

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

Other

In January 2017, we received an option fee related to an agreement that was entered into in December 2016 with a global leader in the animal health business segment to evaluate our cell therapy technology for application in an animal health area. Under the terms of the agreement, we received the payment in exchange for an exclusive period to evaluate our cell therapy technology with an option to negotiate for a license for the development and commercialization of the technology for the animal health area. The option fee is recorded as deferred revenue at March 31, 2017 since the performance obligation of granting a license has not occurred. If the option is exercised, we will include the option fee in the overall consideration for the license arrangement, to be evaluated at that time. If the option is not exercised, the option fee will be recognized as revenue at that time since there will be no more performance obligations.

Under our agreement with RTI Surgical, Inc. to develop and commercialize biologic implants using our technology for certain orthopedic applications in the bone graft substitutes market, we are eligible to receive cash payments upon the successful achievement of certain commercial milestones. The first commercial milestone was achieved in the first quarter of 2017 in the amount of $1.0 million, which we received in April 2017. In addition, we continue to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens.

6. Stock-based Compensation

We have two incentive plans that authorized an aggregate of 21,500,000 shares of common stock for awards to employees, directors and consultants. These equity incentive plans authorize the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of March 31, 2017 a total of 3,662,739 shares of common stock have been issued under our equity incentive plans.

As of March 31, 2017, a total of 7,745,424 shares were available for issuance under our equity compensation plans and stock-based awards to purchase 10,091,837 shares of common stock were outstanding. For the three-month periods ended March 31, 2017 and 2016, stock-based compensation expense was approximately $689,000 and $707,000, respectively. At March 31, 2017, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $5.7 million, which is expected to be recognized by the end of 2020 using the straight-line method.

7. Issuance of Common Stock

Equity Offering

In February 2017, we completed a public offering generating net proceeds of approximately $20.9 million through the issuance of 22,772,300 shares of common stock at an offering price of $1.01 per share.

Aspire Capital

We currently have in place an equity purchase agreement with Aspire Capital that was entered into in December 2015 and provides that Aspire Capital is committed to purchase shares of our common stock up to an aggregate amount of $30.0 million over a three-year term, subject to our election to sell any such shares. We had previously entered into similar equity purchase agreements with Aspire Capital in 2011 and 2013 with purchase commitments of $20 million and $25 million, respectively.

We filed a registration statement for the resale of 16,600,000 shares of common stock in connection with the equity facility. We sold no shares to Aspire Capital during the first quarter of 2017 and during the quarter ended March 31, 2016, 200,000 shares were sold to Aspire Capital at an average price of $2.14.

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

At March 31, 2016, we had two series of warrants that were classified as liabilities, as opposed to equity and were recorded at their fair values. As of March 31, 2017, all of our warrants have either been exercised or expired, and we received proceeds of $1.9 million in the first quarter of 2017 from warrant exercises.

9. Income Taxes

We have U.S. federal net operating loss and research and development tax credit carryforwards, as well as state and city net operating loss carryforwards, which may be used to reduce future taxable income and tax liabilities. We also have foreign net operating loss and foreign tax credit carryforwards, and the foreign net operating losses do not expire. Substantially all of our deferred tax assets have been offset by a valuation allowance due to our cumulative losses. We recognize refundable tax benefits related to research and development credits associated with our foreign subsidiary.

The utilization of net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of our equity offering that occurred in October 2012. We generated U.S. federal net operating loss carryforwards, research and development tax credits, and state and local net operating loss carryforwards since 2012. We will update our analysis under Section 382 prior to using these attributes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statement and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results are not necessarily indicative of results that may occur in future periods.

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

Current Programs

By applying our proprietary MultiStem cell therapy product, we established therapeutic product development programs treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, and other conditions. Our programs in the clinical development stage include the following:

•	Ischemic Stroke: We completed our Phase 2 study of MultiStem treatment of patients suffering a moderate to severe ischemic stroke and announced the one-year follow-up data and final results from the study in February 2016. We are actively engaged in advancing the next stage of clinical development of this program, both independently and with HEALIOS K.K., or Healios. In September 2016, we announced that we received agreement from the U.S. Food and Drug Administration, or FDA, under a Special Protocol Assessment, or SPA, for the design and planned analysis of a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke. The SPA provides agreement from the FDA that the protocol design, clinical endpoints, planned conduct and statistical analyses encompassed in Athersys’ planned Phase 3 study are acceptable to support a regulatory submission for approval of the MultiStem product for treating ischemic stroke patients. If the trial is successful, we believe the results from our Phase 3 MASTERS-2 clinical trial, together with other available clinical data, would provide the foundation of the regulatory package to be submitted for marketing approval. In May 2017, we announced that the FDA granted us Fast Track designation for our clinical product for the treatment of ischemic stroke. Such designation for a new biologic product means that the FDA will take such actions as are appropriate to expedite the development and review of our application to approve the product, and, specifically, under Fast Track designation, the program becomes eligible for rolling submission, accelerated approval and priority review of the biologics license application, facilitating a timely regulatory review.

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

Also in September 2016, we announced the successful completion of the Pharmaceutical and Medical Devices Agency, or PMDA, review of Healios’ Clinical Trial Notification, or CTN, allowing Healios to commence its confirmatory clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan, which will be evaluated under the new regulatory framework for regenerative medicine therapies. In accordance with the regulatory system in Japan, a CTN is equivalent to an Investigational New Drug, or IND, application under the regulatory system used in the United States, or U.S. This clinical trial to be conducted in Japan is part of a partnership and license agreement between Healios and Athersys, focused on the development and commercialization of MultiStem in Japan for the treatment of ischemic stroke, and potentially other indications. The study design was accepted as proposed to PMDA in the CTN.

Healios’ TREASURE study in Japan will be a randomized, double-blind, placebo-controlled clinical trial conducted at hospitals in Japan that have extensive experience at providing care for stroke victims. Based on the experience from our B01-02 study, subjects enrolled in the trial will receive either a single dose of MultiStem or placebo, administered within 18–36 hours of the occurrence of the stroke, in addition to standard of care. The study will evaluate patient recovery through approximately 90 days following initial treatment based on Excellent Outcome and other neurological, functional and clinical endpoints. A recent FDA inspection at our contract manufacturer, Lonza, resulted in a temporary delay to the initial release of investigational product. Following an assessment of the operational issues at Lonza, it was determined that our product was not impacted. Investigational product is now being released, and Healios is preparing for patient enrollment of the TREASURE study in Japan.

We intend to be prepared to launch our MASTERS-2 clinical trial later in 2017 and will provide updates as we move forward with these plans.

•	Acute Myocardial Infarction: We are conducting an ongoing Phase 2 clinical study in the U.S. for the administration of MultiStem cell therapy to patients that have suffered an acute myocardial infarction, or AMI. In a Phase 1 clinical study, we previously evaluated the administration of MultiStem to patients that suffered an AMI. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded in 2013 a grant for up to $2.8 million in funding to support the advancement of this clinical program, and we are currently enrolling patients in a Phase 2 clinical study, evaluating the safety and efficacy of MultiStem treatment in subjects who have a non-ST elevated myocardial infarction. The study is double-blind, sham-controlled and is being conducted at leading cardiovascular centers in the U.S. As the enrollment rate for the study continues to be below our expectations, we continue to explore measures to accelerate the pace.

•	Acute Respiratory Distress Syndrome: We have also initiated a clinical study for the treatment of acute respiratory distress syndrome, or ARDS, in the United Kingdom and in the U.S. In 2015, we were awarded a grant from Innovate UK for up to approximately £2.0 million as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs that severely compromises pulmonary function, requiring patients to be placed on a ventilator. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The Phase 1/2 clinical trial is ongoing.

•	Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including GvHD, an imbalance of immune system function caused by transplanted cells that trigger an attack against various tissues and organs in the patient. Data from the study demonstrated the safety of MultiStem cell therapy in this indication and suggested that the treatment may have a beneficial effect in reducing the incidence and severity of graft-vs-host disease, or GvHD, as well as providing other benefits. We were granted orphan drug designation by the FDA and the EMA for MultiStem treatment in the prevention of GvHD. In 2015, the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Subsequently, our registration study design received a positive opinion from the EMA through the Protocol Assessment/Scientific Advice procedure. Furthermore, in December 2015, the proposed registration study received Special Protocol Assessment designation from the FDA, meaning that the trial is adequately designed to support a biologics license application, or BLA, submission for registration if it is successful. Currently, we are staging this program for future registration-directed development dependent on the achievement of certain business development and financial objectives and the development and success of alternative therapies for treating the underlying conditions leading to transplant.

MultiStem therapy has been evaluated in other disease areas, such as inflammatory bowel disease with a collaborator and solid organ transplant in an investigator-sponsored study. Additionally, the cell therapy has been used in a limited number of compassionate use cases.

While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our wholly-owned subsidiary, we are also evaluating our cell therapy for use in treating diseases and conditions in the animal health segment. We have demonstrated in preclinical animal health models that our cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from conditions with unmet medical need. In January 2017, we entered into an evaluation and option agreement with a global leader in the animal health business segment to evaluate our cell therapy technology for application in an undisclosed animal health area. We received a payment in exchange for an exclusive period to evaluate our cell therapy technology with an option to negotiate for a license for the development and commercialization of the technology for the animal health area.

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

While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. Until such time as we are able to manufacture products ourselves in accordance with good manufacturing practices, we will continue to rely on third party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or comply with applicable government regulations. From time to time, such third party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of clinical trials or commercial activities.

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

We also have a collaboration with RTI Surgical, Inc., or RTI, for the development of products for certain orthopedic applications using our stem cell technologies in the bone graft substitutes market, and we have been earning royalty revenue from product sales since 2014 and may receive other payments upon the successful achievement of certain commercial milestones. The first commercial milestone was achieved in the first quarter of 2017 in the amount of $1.0 million, which we received in April 2017.

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

For the ischemic stroke indication, we may also receive additional success-based development, regulatory approval and sales milestones aggregating up to $225 million. We will also receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Additionally, we receive payments for product supplied to Healios under a manufacturing supply agreement.

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

We have in place an equity purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which provides us the ability to sell shares to Aspire Capital from time-to-time, as appropriate. Under our facility that was renewed in December 2015, we can elect to sell to Aspire Capital up to an additional 14.2 million of shares of common stock remaining under the agreement. No shares were sold to Aspire Capital during the quarter ended March 31, 2017.

During the three-month period ended March 31, 2017, we received proceeds of approximately $1.9 million from the exercise of warrants, resulting in the issuance of 1,843,363 shares of common stock in the aggregate. As of March 31, 2017, no warrants remain outstanding.

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

Three Months Ended March 31, 2017 and 2016

Revenues. Revenues decreased to $1.5 million for the three months ended March 31, 2017 from $15.5 million in the comparable period in 2016. Included in the first quarter of 2017 revenues was a milestone payment from RTI of $1.0 million, and in the comparable period of 2016, we received an upfront license fee of $15.0 million from our Healios collaboration. We expect our future contract revenues to be comprised primarily of revenues associated with our Healios collaboration, royalty payments and potential commercial milestone payments from RTI, and proceeds from potential new collaborations. Grant revenue varies from period-to-period with new and completed grants, and the timing of grant-funded projects.

Research and Development Expenses. Research and development expenses decreased to $5.6 million for the three months ended March 31, 2017 from $6.7 million for the comparable period in 2016. The $1.1 million decrease is primarily associated with decreased clinical and preclinical costs of $0.3 million, decreased internal research supplies of $0.3 million, decreased license fees of $0.3 million and decreased travel expenses of $0.1 million. The decrease in our clinical and preclinical costs is primarily due to decreased product manufacturing costs and decreased clinical trial costs during the three-month period. Based on our planned clinical development, manufacturing and process development activities, we expect our 2017 annual research and development expenses to be similar to 2016, and such costs will vary over time based on clinical manufacturing campaigns, the timing and stage of clinical trials underway, and manufacturing process development activities. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses were relatively consistent at $2.1 million for the three months ended March 31, 2017 and $2.0 million in the comparable period in 2016. We expect our general and administrative expenses to continue at similar levels in 2017 as compared to 2016.

Depreciation. Depreciation expense increased to $0.2 million for the three months ended March 31, 2017 and $0.1 million in the comparable period in 2016. The increase related primarily to assets placed in service in the latter half of 2016 as a result of flood repairs, and equipment purchased for use in manufacturing process development activities. As a result of these additions, we expect our depreciation to increase in 2017 as compared to 2016.

Income (Expense) from Change in Fair Value of Warrants. Income of $0.7 million was recognized during the three months ended March 31, 2017, compared to $2.2 million of expense in the comparable period in 2016. All remaining warrants were either exercised or expired as of March 31, 2017, resulting in the variance from period-to-period.

Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense. However, in the three-month period ended March 31, 2016, we recognized other income of $190,000 from a loan (including interest) that was forgiven.

Income Tax Benefit. The income tax benefit in both the first quarters of 2017 and 2016 represents refundable foreign tax credits.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities. At March 31, 2017, we had $31.9 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We incurred losses since inception of operations in 1995 and had an accumulated deficit of $324 million at March 31, 2017. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

In February 2017, we completed a public offering generating net proceeds of approximately $20.9 million through the issuance of 22,772,300 shares of common stock at an offering price of $1.01 per share.

We have an equity purchase agreement with Aspire Capital, whereby Aspire Capital is committed to purchase up to an aggregate of $30 million of shares of our common stock over a three-year period ending in January 2019, subject to our election to sell any such shares. Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. During the three-month period ended March 31, 2017, we sold no shares to Aspire Capital, and during the quarter ended March 31, 2016, 200,000 shares were sold to Aspire Capital at an average price of $2.14.

In connection with our January 2016 license agreement with Healios, we received an up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election. If Healios expands the collaboration, we will be entitled to receive an additional cash payment of $10 million. Healios may exercise its option to expand the collaboration after the receipt of the initial results from Athersys’ ongoing ARDS clinical trial. For the ischemic stroke indication, we may also receive additional success-based development and regulatory approval milestones potential sales milestones from Healios aggregating up to $225 million. We will also receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Additionally, we receive payments for product supplied to Healios under a manufacturing supply agreement; provided, that, if we determine that we are not able to supply product at a defined price or a price otherwise agreeable to Healios after using commercially reasonable efforts, we may notify Healios and grant Healios it a license to make the product solely for use in the licensed field in Japan. In January 2017, we signed a clinical trial supply agreement for the manufacturing of investigational product for Healios for its Japan clinical study, the terms of which were consistent with the license agreement.

If Healios exercises the option to expand to collaboration, we would be entitled to receive royalties from product sales and success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications, as well as a fractional royalty percentage on net sales of the organ bud products.

Under the terms of our RTI agreement, we are eligible to receive cash payments aggregating up to $35.5 million upon the successful achievement of certain commercial milestones. The first commercial milestone was achieved in the first quarter of 2017 in the amount of $1.0 million, which we received in April 2017. However, there can be no assurance that additional milestones will be achieved. In addition, we continue to receive tiered royalties on worldwide commercial sales of implants using our technologies based on a royalty rate starting in the mid-single digits and increasing into the mid-teens.

We are obligated to pay the University of Minnesota a sublicense fee or a royalty based on worldwide commercial sales of licensed products if covered by a valid licensed patent. The low single-digit royalty rate may be reduced if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product. As of March 31, 2017, we have paid no royalties to the University of Minnesota and have paid sublicense fees from time-to-time in connection with our collaborations.

In 2015, we and another company were awarded a grant from Innovate UK as partial support of our Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. The grant is expected to provide up to approximately £2.0 million in support (of which £0.75 million is our portion) over the course of the study, which is currently enrolling patients.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At March 31, 2017, we had available cash and cash equivalents of $31.9 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development, achievement of milestones under our collaborations, and grant-funding opportunities. Additionally, we may raise capital from time to time through our equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

Our capital requirements over time depend on a number of factors, including progress in our clinical development programs, our clinical and preclinical pipeline of additional opportunities and their stage of development, additional external costs such as payments to contract research organizations and contract manufacturing organizations, additional personnel costs and the costs in filing and prosecuting patent applications and enforcing patent claims. The availability of funds impacts our ability to advance multiple clinical programs concurrently, and any shortfall in funding could result in our having to delay or curtail research and development efforts. Furthermore, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms.

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

Cash Flow Analysis

Net cash used in operating activities was $5.4 million for the three months ended March 31, 2017, and net cash provided by operating activities was $7.3 million for the three months ended March 31, 2016. Our operating cash is used to fund operations, clinical trials, and preclinical and process development activities, net of collaborative revenues, including the 2016 receipt of $15.0 million from Healios. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects.

Net cash used by investing activities was $134,000 and $186,000 for the three months ended March 31, 2017 and 2016, respectively. The fluctuations from period-to-period were due to the purchase of equipment primarily for our manufacturing process development activities. We expect that our capital equipment expenditures will decrease overall in 2017 compared to 2016.

Financing activities provided net cash of $22.7 million for the three months ended March 31, 2017 and $0.3 million in the comparable period in 2016. Included in the 2017 first quarter proceeds were $20.9 net proceeds from the February 2017 stock offering and $1.9 million from the exercise of common stock warrants. Included in the 2016 first quarter proceeds were $0.4 million proceeds from 200,000 shares sold under the Aspire equity purchase agreement at an average price of $2.14.

Investors in certain of our equity offerings have received warrants to purchase shares of our common stock, and all of such warrants were either exercised or expired as of March 31, 2017.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Management Estimates

The Securities and Exchange Commission, or SEC, defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our accounting policies and estimates as described in our Annual Report. For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Other important factors to consider in evaluating our forward-looking statements include:

•	our ability to raise capital to fund our operations;

•	the timing and nature of results from our MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial and the Healios TREASURE clinical trial in Japan;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials of our product candidates;

•	the possibility of delays, work stoppages or interruptions in manufacturing by third parties or us, such as due to material supply constraints or regulatory issues;

•	uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem cell therapy for the treatment of stroke, AMI and ARDS, and the prevention of GvHD and other disease indications;

•	changes in external market factors;

•	changes in our industry’s overall performance;

•	changes in our business strategy;

•	our ability to protect and defend our intellectual property and related business operations, including the successful prosecution of our patent applications and enforcement of our patent rights, and operate our business in an environment of rapid technology and intellectual property development;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones and earn royalties under our collaboration agreements, including the success of our collaboration with Healios;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements;

•	the success of our efforts to enter into new strategic partnerships and advance our programs, including, without limitation, in the United States, Europe and Japan;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers; and

•	the success of our competitors and the emergence of new competitors.

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

Interest Rate Risk

We invest our cash from time to time in conservative portfolios. We had no investments at March 31, 2017.

We enter into loan arrangements with financial institutions when needed and when available to us, and we had no borrowings outstanding at March 31, 2017.

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

Changes in internal control over financial reporting

During the first quarter of 2017, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATHERSYS, INC.

Date: May 9, 2017	/s/ Gil Van Bokkelen
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