Form 10-Q
period 2017-09-30
ATHERSYS, INC / NEW
filed 2017-11-08
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 3, 2017 was 118,533,763.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,234	$14,753
Accounts receivable	707	598
Prepaid expenses and other	1,031	929

Total current assets	29,972	16,280
Equipment, net	2,265	2,605
Deferred tax assets	198	175

Total assets	$32,435	$19,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,285	$4,761
Accrued compensation and related benefits	1,017	1,190
Accrued clinical trial costs	146	389
Accrued expenses	412	535
Deferred revenue	503	—

Total current liabilities	6,363	6,875
Warrant liabilities	—	1,004
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized at September 30, 2017 and December 31, 2016, respectively, and 116,883,763 and 86,629,302 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	117	87
Additional paid-in capital	363,485	329,373
Accumulated deficit	(337,530)	(318,279)

Total stockholders’ equity	26,072	11,181

Total liabilities and stockholders’ equity	$32,435	$19,060

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Contract revenue	$179	$150	$1,888	$15,410
Grant revenue	220	161	650	954

Total revenues	399	311	2,538	16,364
Costs and expenses
Research and development	5,441	5,263	15,707	17,750
General and administrative	2,113	1,830	6,391	5,831
Depreciation	177	114	508	248

Total costs and expenses	7,731	7,207	22,606	23,829
Gain from insurance proceeds, net	—	682	—	682

Loss from operations	(7,332)	(6,214)	(20,068)	(6,783)
Income (expense) from change in fair value of warrants, net	—	191	728	(1,689)
Other income, net	71	7	155	228

Loss before income taxes	(7,261)	(6,016)	(19,185)	(8,244)
Income tax benefit	18	12	44	34

Net loss and comprehensive loss	$(7,243)	$(6,004)	$(19,141)	$(8,210)

Net loss per share, basic	$(0.06)	$(0.07)	$(0.17)	$(0.10)
Weighted average shares outstanding, basic	114,515,405	84,928,198	109,506,379	84,352,347
Net loss per share, diluted	$(0.06)	$(0.07)	$(0.17)	$(0.10)
Weighted average shares outstanding, diluted	114,515,405	85,896,993	109,506,379	84,352,347

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities
Net loss	$(19,141)	$(8,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	508	248
Gain from forgiveness of note payable	—	(190)
Stock-based compensation	2,232	2,177
Gain from insurance proceeds, net	—	(682)
Change in fair value of warrant liabilities	(728)	1,689
Changes in operating assets and liabilities:
Accounts receivable	(109)	63
Prepaid expenses and other	(125)	(262)
Accounts payable and accrued expenses	(1,015)	765
Deferred revenue	503	(245)

Net cash used in operating activities	(17,875)	(4,647)
Investing activities
Purchase of available-for-sale-securities	—	(15,903)
Sales of available-for-sale-securities	—	4,830
Purchases of equipment	(168)	(1,635)
Proceeds from insurance	—	507

Net cash used in investing activities	(168)	(12,201)
Financing activities
Proceeds from issuance of common stock, net	29,863	2,386
Shares retained for withholding tax payments on stock-based awards	(200)	(418)
Proceeds from exercise of warrants	1,861	162

Net cash provided by financing activities	31,524	2,130

Increase (decrease) in cash and cash equivalents	13,481	(14,718)
Cash and cash equivalents at beginning of the period	14,753	23,027

Cash and cash equivalents at end of the period	$28,234	$8,309

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Nine-Month Periods Ended September 30, 2017 and 2016

1. Background and Basis of Presentation

We are an international biotechnology company that is focused primarily in the field of regenerative medicine and operate in one business segment. Our operations consist primarily of research and product development activities.

We incurred losses since our inception in 1995 and had an accumulated deficit of $338 million at September 30, 2017. We will require substantial additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing. At September 30, 2017, we had available cash and cash equivalents of $28.2 million, and we believe that these funds, used to execute our existing operating plans, are sufficient to meet our obligations as they come due for a period of at least twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. In the longer term, we will make use of available cash, but will have to continue to generate additional capital to meet our needs through new and existing collaborations and related license fees and milestones, the sale of equity securities from time to time, including through our equity purchase agreement, grant-funding opportunities, deferring certain discretionary costs and staging certain development costs, as needed.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets, but recognize expenses on their income statements in a manner similar to current accounting practice. Under the guidance, lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The guidance is effective for the annual and interim periods beginning after December 15, 2018, with early adoption permitted. We have not elected to early adopt ASU 2016-02 in 2017 and are in the process of evaluating the impact the new guidance will have on our consolidated financial statements upon adoption. We currently have operating leases for two facilities that will need to be evaluated under ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the recognition of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year, making the new standard effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We plan to adopt ASU 2014-09 effective January 1, 2018 under the modified retrospective approach. We have developed an implementation plan, identified our revenue streams and concluded that each of our contracts will be evaluated on a one-for-one basis to assess the impact of the new guidance on our consolidated financial statements. We are now evaluating each of the potential deliverables from our collaboration agreements and grant awards, as well as documenting our internal controls over the adoption and implementation of the new standard. As the evaluation of our contracts is in process, we have not yet fully determined the impact that adopting ASU 2014-09 will have on our consolidated financial statements; however, we expect that the adoption of the new standard may result in increased disclosures in our financial statements and increased internal control processes over the revenue evaluation process.

3. Net Loss per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The table below reconciles the net loss and the number of shares used to calculate basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2017 and 2016, in thousands, except per share data.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders - Basic	$(7,243)	$(6,004)	$(19,141)	$(8,210)
Less: income from change in fair value of warrants	—	(191)	—	—

Net loss attributable to common stockholders used to calculate diluted net loss per share	$(7,243)	$(6,195)	$(19,141)	$(8,210)

Denominator:
Weighted-average shares outstanding - Basic	114,515	84,928	109,506	84,352
Potentially dilutive common shares outstanding:
Warrants	—	969	—	—

Weighted-average shares used to calculate diluted net loss per share	114,515	85,897	109,506	84,352

Basic earnings per share	$(0.06)	$(0.07)	$(0.17)	$(0.10)
Dilutive earnings per share	$(0.06)	$(0.07)	$(0.17)	$(0.10)

We have outstanding stock-based awards and warrants that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock-based awards	10,880,000	10,840,306	10,880,000	10,840,306
Warrants	—	—	—	1,893,527

Total	10,880,000	10,840,306	10,880,000	12,733,833

4. Financial Instruments

Fair Value Measurements

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

At September 30, 2017, we had no financial assets or liabilities measured at fair value on a recurring basis. At December 31, 2016, we had warrant liabilities of $1,004,000 that represented Level 3 liabilities under the hierarchy. In March 2017, these warrants were either exercised or expired, and we no longer have any outstanding warrants.

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

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrant liabilities is as follows (in thousands):

Nine months ended
September 30, 2017
Balance January 1, 2017	$1,004
Settlements from exercises	(276)
Gain included in income from change in fair value of warrants	(728)

Balance September 30, 2017	$—

5. Insurance Recovery

In May 2016, a flood caused damage to our primary facilities that required the reconstruction of certain laboratory space over several months. The damaged items included fully-depreciated leasehold improvements under an operating lease and laboratory supplies, all of which were covered by insurance and were replaced at replacement cost. Net insurance recovery proceeds resulted in the recognition of a net insurance recovery gain amounting to $682,000 as of September 30, 2016. Since the majority of the damage from the flood was to fully-depreciated leasehold improvements, the amount of losses were less than the amount of the insurance proceeds received. No insurance recoveries were recognized in the nine-month period ended September 30, 2017.

6. Collaborative Arrangements and Revenue Recognition

Healios

In January 2016, we entered into a license agreement (“Healios Agreement”) with HEALIOS K.K. (“Healios”) to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan, and to provide Healios with access to Athersys’ proprietary stem cell technology for use in Healios’ “organ bud” program, initially for transplantation to treat liver disease or dysfunction. Under the Healios Agreement, Healios also obtained a right, at their option, to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which include acute respiratory distress syndrome (“ARDS”) and another indication in the orthopedic area, and to include all indications for the “organ bud” program. Healios may exercise its option to expand the collaboration prior to certain milestone dates that are expected to occur within the next several years.

Under the terms of the Healios Agreement, we received a nonrefundable, up-front cash payment of $15 million from Healios. Healios is responsible for the costs of clinical development in Japan. Athersys is providing manufacturing services to Healios, currently comprising the supply of product for its clinical trial and preparations for commercial manufacturing, and we receive payments for product supplied to Healios.

For the ischemic stroke indication, we may also receive additional success-based development, regulatory approval and sales milestones, which are non-refundable and non-creditable towards future royalties or any other payment due from Healios. We will also receive tiered royalties on net product sales, starting in the low double-digits and increasing incrementally into the high teens, depending on net sales levels.

If Healios exercises the option to expand the collaboration to include ARDS and another indication in the orthopedic area, we would be entitled to receive a cash payment of $10 million at the time of exercise and receive royalties from product sales and success-based development, regulatory approval and sales milestones, as well as payments for product supply related to the additional indications covered by the option.

For the “organ bud” product, we are entitled to receive a fractional royalty percentage on net sales of the “organ bud” products and will receive payments for manufactured product supplied to Healios under a manufacturing supply agreement. Additionally, we have a right of first negotiation for commercialization of an “organ bud” product in North America, with such right expiring on certain dates in the future.

To determine the appropriate accounting for the license agreement, we evaluated the Healios Agreement and related facts and circumstances, focusing in particular on the rights and obligations of the arrangement. We determined that our obligations under the Healios Agreement represent multiple deliverables, and for deliverables with standalone value, our policy is to account for these as separate units of accounting. We allocate the overall consideration of the arrangement that is fixed and determinable, excluding consideration that is contingent upon future deliverables, to the separate units of accounting based on estimated selling prices (as defined in ASC 605-25) of each deliverable.

Given Healios’ ability to sublicense under the Healios Agreement and its ability to conduct the ongoing development efforts at the inception of the arrangement, we concluded that the license had stand-alone value and would be treated as a separate unit of accounting, noting also that there was no general right of return associated with the license. Furthermore, the preclinical and clinical manufacturing services and certain near-term regulatory advisory services to be provided to Healios under the Healios Agreement were also determined to have stand-alone value and considered separate units of accounting at the inception of the arrangement.

We were unable to establish vendor-specific objective evidence of selling price or third-party evidence for either the license or the services, and thus, instead, allocated the arrangement consideration between the license and the services based on their relative selling prices using a best estimate of selling price (“BESP”). We developed the BESP of the license using a probability-weighted, discounted cash flow analysis using the income approach, taking into consideration market assumptions, including the estimated development and commercialization timeline, data regarding patient population, discount rate related to our industry, and probability of success using market data for both our industry and the therapeutic field. We estimated the BESP of the manufacturing services and certain near-term regulatory advisory services using actual historical experience and best estimates of the cost of obtaining these services at arm’s length from a third-party provider, including an estimated mark-up. As a result of the analysis, we initially allocated the $15 million of proceeds received to the license, which represented the amount of consideration that was allocable at inception pursuant to the relative selling price and was not contingent upon delivery of additional items under the Healios Agreement.

The license was delivered and the proceeds allocated to it were recognized as revenue in January 2016. Amounts received under the Healios Agreement are included within contract revenues in the consolidated statement of operations and comprehensive loss.

Other contingent deliverables that were not accounted for at the inception of the arrangement, and will not be accounted for until the contingency is resolved, included the potential expansion of the collaboration to include additional indications, and the milestones that are not substantive since they are dependent on the activities of Healios. Further, the Healios arrangement contemplates our providing manufacturing services for commercial product supply, the terms of which are not defined and are to be agreed upon in the future under a separate commercial supply agreement. Upon the removal of these contingencies or modifications to the deliverables under the arrangement, we will reevaluate the allocation of revenue to the remaining undelivered items, including the estimated selling prices and the overall consideration of the arrangement, with any changes in estimates accounted for on a prospective basis.

In January 2017, we signed a clinical trial supply agreement for the manufacturing of investigational product for Healios for its Japan clinical study, the terms of which were consistent with the license agreement. The clinical trial supply agreement was amended in July 2017 and clarifies the operational elements, terms and cost-sharing arrangement associated with our supply of clinical material. The manufacturing proceeds from Healios that relate specifically to the cost-sharing arrangement may result in a reduction in the proceeds we receive from Healios upon the achievement of two future milestones, and an increase to a late-stage commercial milestone. Of the aggregate $225 million of potential proceeds from success-based development, regulatory approval and sales milestones, the maximum decrease related to current cost-sharing proceeds amounts to less than 6% of the aggregate milestones, and the maximum increase amounts to less than 3%. The cost-sharing proceeds received are not recognized as revenue until the related milestone is achieved, at which time, the culmination of the earnings process will be complete. Until that time, the cost-sharing proceeds, upon receipt, will be reflected on the balance sheet. We expect to receive the first cost-sharing proceeds from Healios in the fourth quarter of 2017.

In September 2017, we entered into a services agreement with Healios, in which Healios provides financial support to establish a contract manufacturer in Japan to produce product for Healios. The arrangement includes a potential decrease to the amount we may receive from a future milestone if Healios is unable to obtain product from the contract manufacturer within a specified period of time. We expect the services under this arrangement to commence in the fourth quarter of 2017.

Furthermore, in September 2017, we amended the Healios Agreement to confer to Healios a limited license to manufacture MultiStem in the event that we are acquired by a third-party.

Other

In January 2017, we received an option fee related to an agreement that was entered into in December 2016 with a global leader in the animal health business segment to evaluate our cell therapy technology for application in an animal health area. Under the terms of the agreement, we received the payment in exchange for an exclusive period to evaluate our cell therapy technology with an option to negotiate for a license for the development and commercialization of the technology for the animal health area. The option fee is recorded as deferred revenue at September 30, 2017 since the performance obligation of granting a license has not occurred. If the option is exercised, we will include the option fee in the overall consideration for the license arrangement, to be evaluated at that time. If the option is not exercised, the option fee will be recognized as revenue at that time since there will be no more performance obligations. The evaluation of our technology for this application is currently ongoing.

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

7. Stock-based Compensation

We have an incentive plan that authorizes 20,035,000 shares of common stock for awards to employees, directors and consultants. The incentive plan authorizes the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. In June 2017, a separate incentive plan with 1,465,000 authorized shares expired according to its terms, and 1,074,391 stock options remain outstanding under the plan that survive the plan’s expiration. As of September 30, 2017, a total of 3,979,429 shares of common stock have been issued under our equity incentive plans.

As of September 30, 2017, a total of 6,362,584 shares of common stock were available for issuance under our equity incentive plans, and stock-based awards to purchase 10,880,000 shares of common stock were outstanding. For the three-month periods ended September 30, 2017 and 2016, stock-based compensation expense was approximately $814,000 and $748,000, respectively. At September 30, 2017, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $8.0 million, which is expected to be recognized by the end of 2021 using the straight-line method

8. Stockholders’ Equity

Charter Amendment

In June 2017, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock to 300,000,000. Other than the change to the number of authorized shares of common stock, there were no changes to the terms of our common stock.

Equity Offering

In February 2017, we completed a public offering generating net proceeds of approximately $20.9 million through the issuance of 22,772,300 shares of common stock at an offering price of $1.01 per share.

Equity Purchase Agreement

We currently have in place an equity purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) that was entered into in December 2015 and provides that Aspire Capital is committed to purchase shares of our common stock up to an aggregate amount of $30.0 million over a three-year term, subject to our election to sell any such shares. We filed a registration statement for the resale of 16,600,000 shares of common stock in connection with the equity facility. During the three-month period ended September 30, 2017, we sold 3,700,000 shares to Aspire Capital under the equity purchase agreement, generating aggregate proceeds of $6.6 million. During the nine-month period ended September 30, 2017, we sold 5,350,000 shares to Aspire Capital under the equity purchase agreement, generating aggregate proceeds of $9.0 million.

9. Warrant Liabilities

As of September 30, 2017, we had no warrants outstanding. All of our previously outstanding warrants were either exercised prior to expiration or expired in March 2017. We received proceeds of $1.9 million in the first quarter of 2017 from warrant exercises. Prior to their expiration, we accounted for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Registered common stock warrants that could require cash settlement were accounted for as liabilities and classified on the consolidated balance sheet as a non-current liability. The warrant liabilities were revalued at fair value at each balance sheet date subsequent to the initial issuance, and changes in the fair market value of the warrants were reflected in the consolidated statement of operations as income (expense) from change in fair value of warrants.

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

11. Subsequent Events

License Agreement and Settlement

In October 2017, we entered into an agreement with Garnet BioTherapeutics, Inc. (“Garnet”) to settle longstanding intellectual property disagreements between the parties. As a routine matter, we actively develop, improve, protect and defend our intellectual property portfolio through prosecution efforts and contractual arrangements. Over the past several years, we have been involved in several proceedings in the United States and Europe involving Garnet, focused on stem cell technologies. As part of the agreement, we have been granted a license to Garnet patents and applications that have been at the core of the intellectual property dispute, for use related to the treatment or prevention of disease or conditions using cells. In return, we have agreed not to enforce our intellectual property rights against Garnet with respect to therapeutic agents derived from cells (but we fully retain our ability to enforce our rights with respect to cells used as therapy). We also agreed not to further challenge the patentability or validity of certain Garnet applications or patents (noting that we have been granted a license, as described above). We initially paid Garnet $500,000 and issued 1,000,000 shares of our common stock in connection with the execution of the agreement, and we will pay an additional $250,000 over each of the next four quarters. Additionally, we will issue 500,000 shares of common stock upon issuance of a patent from the Garnet patent applications at the core of the dispute. There will be no royalty payments or milestone payments to Garnet associated with the development and commercialization of our cell therapy products or other payments to Garnet related to the settlement agreement.

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

In September 2016, we announced that we received agreement from the U.S. Food and Drug Administration, or FDA, under a Special Protocol Assessment, or SPA, for the design and planned analysis of a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke. The SPA provides agreement from the FDA that the protocol design, clinical endpoints, planned conduct and statistical analyses encompassed in Athersys’ planned Phase 3 study are acceptable to support a regulatory submission for approval of the MultiStem product for treating ischemic stroke patients. If the trial is successful, we believe the results from our Phase 3 MASTERS-2 clinical trial, together with other available clinical data, would provide the foundation of the regulatory package to be submitted for marketing approval. In May 2017, we announced that the FDA granted us Fast Track designation for our clinical product for the treatment of ischemic stroke. Such designation for a new biologic product means that the FDA will take such actions as are appropriate to expedite the development and review of our application to approve the product, and specifically, under Fast Track designation, the program becomes eligible for rolling submission, accelerated approval and priority review of the biologics license application, facilitating a timely regulatory review. Also, in August 2017, we announced that the design of MASTERS-2 received a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA, representing EMA’s agreement that successful results from the trial could result in commercialization of the MultiStem therapy. This positive opinion provides further alignment among the key regulators regarding potential commercialization of the MultiStem product upon success of this single pivotal trial. We also recently received the Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA, which was established this year under the 21st Century Cures Legislation.

The RMAT designation may be obtained for eligible cell therapy and other regenerative medicine and advanced therapies when the FDA agrees that preliminary clinical evidence indicates that the therapy has demonstrated the potential to address unmet medical needs for a serious or life threatening disease or condition. The designation enables sponsors to discuss with the FDA multidisciplinary strategic development plans, including expediting manufacturing development plans for commercialization to support priority review and accelerated approval

In September 2016, we announced the successful completion of the Pharmaceutical and Medical Devices Agency, or PMDA, review of Healios’ Clinical Trial Notification, or CTN, allowing Healios to commence its confirmatory clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan, which will be evaluated under the new regulatory framework for regenerative medicine therapies. In accordance with the regulatory system in Japan, a CTN is equivalent to an Investigational New Drug, or IND, application under the regulatory system used in the United States, or U.S. This clinical trial to be conducted in Japan is part of a partnership and license agreement between Healios and Athersys, focused on the development and commercialization of MultiStem in Japan for the treatment of ischemic stroke, and potentially other indications. The study design was accepted as proposed to PMDA in the CTN.

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

Healios’ TREASURE study in Japan is a randomized, double-blind, placebo-controlled clinical trial conducted at hospitals in Japan that have extensive experience at providing care for stroke victims. Based on the experience from our B01-02 study, subjects enrolled in the trial will receive either a single dose of MultiStem or placebo, administered within 18–36 hours of the occurrence of the stroke, in addition to standard of care. The study will evaluate patient recovery through approximately 90 days following initial treatment based on Excellent Outcome and other neurological, functional and clinical endpoints. The TREASURE study had been initiated earlier in 2017, though interruption in media supply at our contract manufacturer, Lonza, affected manufacturing of the MultiStem product and had slowed the launch of the Japan study. The TREASURE study has recently been reinitiated, following a brief interruption to resupply placebo that was out of specification. Further interruptions in material supply or product manufacturing could constrain product supply and slow the progress of the clinical study.

We are preparing to launch our MASTERS-2 clinical trial, but the precise timing for the initiation will depend on the completion of trial preparations, including the manufacture of clinical product, and ongoing business development discussions related to our stroke program. We will provide updates as we move forward with these plans. We then look forward to using the accelerated pathway afforded to us by the regulators in the U.S., Europe and Japan upon study completion.

•	Acute Myocardial Infarction: We are conducting an ongoing Phase 2 clinical study in the U.S. for the administration of MultiStem cell therapy to patients that have suffered an acute myocardial infarction, or AMI. In a Phase 1 clinical study, we previously evaluated the administration of MultiStem to patients that suffered an AMI. The results of this study demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were awarded in 2013 a grant for up to $2.8 million in funding to support the advancement of this clinical program, and we launched a double-blind, sham-controlled Phase 2 clinical study, evaluating the safety and efficacy of MultiStem treatment in subjects who have a non-ST elevated myocardial infarction. The study is currently enrolling patients and is being conducted at leading cardiovascular centers in the U.S. We continue to take steps to improve enrollment rates that have been below our expectations, and when we are in a position to do so, we will provide further information about the anticipated timing of study completion.

•	Acute Respiratory Distress Syndrome: We have also initiated a clinical study for the treatment of acute respiratory distress syndrome, or ARDS, in the United Kingdom and in the U.S. We were awarded a grant from Innovate UK for up to approximately £2.0 million (of which £0.75 million is our portion) as partial support of a Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs that severely compromises pulmonary function, requiring patients to be placed on a ventilator. ARDS can be triggered by pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in the critical care setting. The Phase 1/2 clinical trial is ongoing, and our objective is to make substantial progress in patient accrual through this upcoming winter season, and complete enrollment, if possible.

•	Hematopoietic Stem Cell Transplant / GvHD: We completed a Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers, in which patients undergo radiation therapy and then receive a hematopoietic stem cell transplant. Such patients are at significant risk for serious complications, including graft-vs-host disease, or GvHD. Data from the study suggested that the treatment may have a beneficial effect in reducing the incidence and severity of GvHD, as well as providing other benefits. We were granted orphan drug designation by the FDA and the EMA for MultiStem treatment in the prevention of GvHD, and the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic cell transplantation. Subsequently, our registration study design received a positive opinion from the EMA through the SA procedure, as well as a SPA designation from the FDA. Currently, this program is staged for future registration-directed development dependent on the achievement of certain business development and financial objectives and the development and success of alternative therapies for treating the underlying conditions leading to transplant.

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

In January 2016, we entered into a license agreement with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan, and to provide Healios with access to our proprietary technologies for use in Healios’ proprietary “organ bud” program, initially for transplantation to treat liver disease or dysfunction. Under the agreement, Healios also obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which include ARDS and another indication in the orthopedic area, as well as all indications for the “organ bud” program. Healios is working toward the development and commercialization of the MultiStem product in Japan, and we are providing the manufactured product to Healios for its clinical studies; provided, that, if we fail to perform our responsibilities to supply clinical trial product to Healios, then under certain circumstances, we may be required to grant Healios a license to make the product solely for use in the licensed field in Japan.

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

In connection with our January 2016 license agreement with Healios, we received a non-refundable up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election. If Healios expands the collaboration, we will be entitled to receive an additional cash payment of $10 million, royalties from product sales, success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications. We are also entitled to receive a fractional royalty percentage on net sales of the “organ bud” products.

For the ischemic stroke indication, we may receive additional success-based development, regulatory approval and sales milestones and tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Additionally, we receive payments for product supplied to Healios under a manufacturing supply agreement, which is initially focused on clinical product supply, and in 2017, we agreed to a cost-sharing arrangement with Healios for clinical product for its TREASURE trial in Japan that may impact the amount of proceeds we receive from future milestones. Also in 2017, we entered into a services agreement with Healios related to the establishment of a contract manufacturer in Japan to produce product for Healios.

In 2016, a flood caused damage to our primary facilities that required the reconstruction of certain laboratory space and was covered by insurance at replacement cost. Insurance recovery proceeds were recognized in the consolidated statement of operations and comprehensive loss.

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

Three Months Ended September 30, 2017 and 2016

Revenues. Revenues increased slightly to $0.4 million for the three months ended September 30, 2017 compared to $0.3 million for the three months ended September 30, 2016 due to an increase of $0.1 million in grant revenues. Our grant revenues fluctuate from period to period based on the timing of grant-related activities and the award and expiration of new grants.

Research and Development Expenses. Research and development expenses increased to $5.4 million for the three months ended September 30, 2017 from $5.3 million in the comparable period in 2016. The $0.1 million increase is primarily comprised of an increase in preclinical and clinical development costs of $0.8 million offset by decreases in internal research supplies of $0.4 million, a decrease in sponsored research costs of $0.2 million and a decrease in travel costs of $0.1 million. The increase in our clinical and preclinical costs is primarily due to increased process development activities to support large-scale manufacturing, and clinical product manufacturing costs during the period, partially offset by a decrease in costs for our stroke B01-02 study that concluded in the spring of 2016. Our clinical development, manufacturing and process development costs vary over time based on clinical manufacturing campaigns, the timing and stage of clinical trials underway, and manufacturing process development activities. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $2.1 million for the three months ended September 30, 2017 from $1.8 million in the comparable period in 2016. The $0.3 million increase was due primarily to an increase of $0.1 million in personnel costs compared to the same period in 2016, an increase in stock-based compensation of $0.1 million and a $0.1 million increase in other administrative costs.

Depreciation. Depreciation expense increased to $177,000 for the three months ended September 30, 2017 from $114,000 in the comparable period in 2016. The increase related primarily to assets placed in service in the latter half of 2016 as a result of flood repairs, and equipment purchased for use in manufacturing process development activities. As a result of these additions, we expect our depreciation to increase in 2017 as compared to 2016.

Gain from Insurance Proceeds, net. No insurance recoveries were recognized during the three months ended September 30, 2017. The net insurance recovery gain of $0.7 million during the three months ended September 30, 2016 included the cumulative losses associated with May 2016 flood damage (e.g., removal, disposal, clean-up, insurance deductible) and the cumulative insurance proceeds received. The net amount reflects a gain as of September 30, 2016 since most of the replacement cost was capitalized as leasehold improvements.

Income (expense) from Change in Fair Value of Warrants, net. We had no income recognized during the three months ended September 30, 2017 for the market value change in our warrant liabilities, since as of March 31, 2017, all of our warrants were either exercised or expired. For the comparable period of 2016, we had $0.2 million of income reflecting primarily changes in our stock price.

Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.

Income Tax Benefit. The income tax benefit in 2017 and 2016 represents refundable foreign tax credits.

Nine Months Ended September 30, 2017 and 2016

Revenues. Revenues decreased to $2.5 million for the nine months ended September 30, 2017 from $16.3 million in the comparable period in 2016, reflecting the upfront license fee of $15.0 million from our Healios collaboration in the first quarter of 2016, partially offset by a milestone payment from RTI of $1.0 million in the second quarter of 2017.

Research and Development Expenses. Research and development expenses decreased to $15.7 million for the nine months ended September 30, 2017 from $17.8 million in the comparable period in 2016. The increase of $2.1 million related primarily to a decrease of $0.9 million in internal research supplies, a decrease of $0.4 million in preclinical and clinical development costs, a decrease in sponsored research costs of $0.4 million, a decrease in license fees of $0.3 million and a decrease in travel costs of $0.2 million. The decrease in our clinical and preclinical costs is primarily due to decreased process development activities to support large-scale manufacturing, and clinical product manufacturing costs. The decrease in research supplies was due to a decrease in internal process development activities. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $6.4 million for the nine months ended September 30, 2017 from $5.8 million in the comparable period in 2016. The $0.6 million increase was due primarily to an increase in salary and benefits, other outside services, professional fees and stock-based compensation compared to the same period in 2016.

Depreciation. Depreciation expense increased to $0.5 million for the nine-month period ended September 30, 2017 compared to $0.2 million for the period ended September 30, 2016. The increase related primarily to assets placed in service in the latter half of 2016 as a result of flood repairs, and equipment purchased for use in manufacturing process development activities. As a result of these additions, we expect our depreciation to increase in 2017 as compared to 2016.

Gain from Insurance Proceeds, net. No insurance recoveries were recognized during the nine months ended September 30, 2017.    The net insurance recovery gain of $0.7 million during the nine months ended September 30, 2016 included the cumulative losses associated with May 2016 flood damage (e.g., removal, disposal, clean-up, insurance deductible) and the cumulative insurance proceeds received. The net amount reflects a gain as of September 30, 2016 since most of the replacement cost was capitalized as leasehold improvements.

Income (expense) from Change in Fair Value of Warrants, net. Income of $0.7 million was recognized during the nine months ended September 30, 2017 for the market value change in our warrant liabilities, compared to $1.7 million expensed in the comparable period in 2016, reflecting primarily changes in our stock price.

Other Income, net. Other income, net, was $155,000 for the nine-month period ended September 30, 2017 and $228,000 for the comparable 2016 period, and is typically comprised of interest income and expense, foreign currency gains and losses, and tax credits. However, we recognized other income of $190,000 from a loan that was forgiven in the first quarter of 2016.

Income Tax Benefit. The income tax benefit in 2017 and 2016 represents refundable foreign tax credits.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and any available-for-sale securities. At September 30, 2017, we had $28.2 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions, such as government regulations or material contractual arrangements, that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We have incurred losses since inception of our operations in 1995 and had an accumulated deficit of $338 million at September 30, 2017. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs and general and administrative costs associated with our operations. We used the financing proceeds from equity and debt offerings and other sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.

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

Under the agreement, we have the right to sell shares, subject to certain volume limitations and a minimum floor price, at a modest discount to the prevailing market price. During the three-month period ended September 30, 2017, we generated proceeds aggregating $6.6 million from sales of our common stock to Aspire Capital.

In connection with our January 2016 license agreement with Healios, we received an up-front cash payment of $15 million from Healios, and the collaboration can be expanded at Healios’ election. If Healios expands the collaboration, we will be entitled to receive an additional cash payment of $10 million, royalties from product sales, success-based development, regulatory approval and sales milestones, and payments for product supply for the additional indications.    Healios may exercise its option to expand the collaboration after the receipt of the initial results from Athersys’ ongoing ARDS clinical trial. We are also entitled to receive a fractional royalty percentage on net sales of the “organ bud” products.

For the ischemic stroke indication, we may also receive success-based development and regulatory approval milestones potential sales milestones from Healios and tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels. Additionally, we receive payments for product supplied to Healios under a manufacturing supply agreement, which is initially focused on clinical product supply, and in 2017, we agreed to a cost-sharing arrangement with Healios for clinical product for its TREASURE trial in Japan that may impact the amount of proceeds we receive from future milestones.

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

We are obligated to pay the University of Minnesota a sublicense fee or a royalty based on worldwide commercial sales of licensed products if covered by a valid licensed patent. The low single-digit royalty rate may be reduced if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product. As of September 30, 2017, we have paid no royalties to the University of Minnesota and have paid sublicense fees from time-to-time in connection with our collaborations. In connection with our expanding intellectual property portfolio, we periodically enter into other academic license agreements, which are typically specific to patents in a specific field.

In 2015, we and another company were awarded a grant from Innovate UK as partial support of our Phase 1/2 clinical study evaluating the administration of MultiStem cell therapy to ARDS patients. The grant is expected to provide up to approximately £2.0 million in support (of which £0.75 million is our portion) over the course of the study, the majority of which has been received, and the study is currently enrolling patients.

We will require substantial additional funding in order to continue our research and product development programs, including preclinical evaluation and clinical trials of our product candidates and manufacturing process development. At September 30, 2017, we had available investments and cash and cash equivalents of $28.2 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development, achievement of milestones under our collaborations, and grant-funding opportunities. Additionally, we may raise capital from time to time through our equity purchase agreement with Aspire Capital, subject to its volume and price limitations. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider the sale of additional equity securities, or possibly borrowing from financing institutions.

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

Cash Flow Analysis

Net cash used in operating activities was $17.9 million for the nine months ended September 30, 2017 and $4.6 million for the nine months ended September 30, 2016, reflecting the approximately $15 million of cash received from Healios in January 2016, the $1.0 million commercial milestone received from RTI in April 2017, other contract and deferred revenues received in the first half of 2017, and the variation in the use of cash to fund preclinical and clinical development activities. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects.

Net cash used in investing activities was $0.2 million and $12.2 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the 2017 period related to a net decrease of $11.1 million of investment purchases, with the remainder of the increase related to purchases of equipment primarily for our process development projects and as replacements for assets damaged in the 2016 flood damage. Purchases of equipment, net of insurance proceeds received, were $0.2 million for the nine-month period ended September 30, 2017, compared to $1.1 million for the comparable prior year period.

Financing activities provided cash of $31.5 million for the nine months ended September 30, 2017, including $20.9 million of net proceeds from the February 2017 stock offering, equity sales to Aspire Capital under our equity purchase agreement and the exercise of common stock warrants, net of shares retained for withholding tax payments on stock-based awards. Financing activities provided cash of $2.1 million for the nine months ended September 30, 2016 related primarily to equity sales to Aspire Capital under our equity purchase agreement and the exercise of common stock warrants, net of shares retained for withholding tax payments on stock-based awards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Management Estimates

The Securities and Exchange Commission, or SEC, defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2016. For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Although we currently believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with or furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our cash from time to time in conservative portfolios. We had no investments at September 30, 2017.

We enter into loan arrangements with financial institutions when needed and when available to us, and we had no borrowings outstanding at September 30, 2017.

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

During the quarter ended September 30, 2017, we sold an aggregate of 3,700,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating aggregate proceeds of $6.6 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	First Amendment to the License Agreement, by and between ABT Holding Company and HEALIOS, K.K., dated as of July 21, 2017.

10.2	Second Amendment to the License Agreement, by and between ABT Holding Company and HEALIOS, K.K., dated as of September 19, 2017.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Senior Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Laura Campbell, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: November 8, 2017	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Senior Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)