Form 10-Q
period 2019-03-31
ATHERSYS, INC / NEW
filed 2019-05-08
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ATHX	The NASDAQ Stock Market LLC
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 3, 2019 was 149,776,233.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,018	$51,059
Accounts receivable	11	262
Accounts receivable from Healios	1,227	1,108
Unbilled accounts receivable from Healios	1,240	3,620
Prepaid expenses and other	800	1,791
Total current assets	54,296	57,840
Equipment, net	2,882	3,002
Deposits and other	1,737	888
Total assets	$58,915	$61,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,454	$9,163
Accrued compensation and related benefits	711	1,901
Accrued clinical trial related costs	1,567	1,276
Accrued expenses and other	887	461
Deposit from Healios	2,000	2,000
Deferred revenue - Healios	1,173	674
Total current liabilities	17,792	15,475
Advance from Healios	3,984	3,139
Other long-term liabilities	351	—
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, and 148,276,233 and 144,292,739 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	148	144
Additional paid-in capital	422,638	416,014
Accumulated deficit	(385,998)	(373,042)
Total stockholders’ equity	36,788	43,116
Total liabilities and stockholders’ equity	$58,915	$61,730
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues
Contract revenue from Healios	$1,441	$348
Royalty revenue	—	401
Grant revenue	4	317
Total revenues	1,445	1,066
Costs and expenses
Research and development	11,415	8,850
General and administrative	3,106	2,655
Depreciation	184	186
Total costs and expenses	14,705	11,691
Gain from insurance proceeds	—	363
Loss from operations	(13,260)	(10,262)
Other income, net	304	107
Net loss and comprehensive loss	$(12,956)	$(10,155)
Net loss per share, basic and diluted	$(0.09)	$(0.08)
Weighted average shares outstanding, basic and diluted	145,964	126,897
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2018	—	$—	144,292,739	$144	$416,014	$(373,042)	$43,116
Stock-based compensation	—	—	—	—	1,090		1,090
Issuance of common stock, net of issuance costs	—	—	3,825,000	4	5,603		5,607
Issuance of common stock under equity compensation plan	—	—	158,494	—	(69)		(69)
Net and comprehensive loss	—	—	—	—	—	(12,956)	(12,956)
Balance at March 31, 2019	—	$—	148,276,233	$148	$422,638	$(385,998)	$36,788

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2017	—	$—	122,077,453	$122	$373,884	$(350,630)	$23,376
Cumulative effect of accounting change	—	—	—	—	—	1,871	1,871
Stock-based compensation	—	—	—	—	813	—	813
Issuance of warrant to Healios at fair value	—	—	—	—	5,300	—	5,300
Issuance of common stock, net of issuance costs	—	—	3,750,000	4	5,412	—	5,416
Issuance of common stock to Healios, net of issuance costs	—	—	12,000,000	12	20,983	—	20,995
Issuance of common stock under equity compensation plan	—	—	131,092	—	(84)	—	(84)
Net and comprehensive loss	—	—	—	—	—	(10,155)	(10,155)
Balance at March 31, 2018	—	$—	137,958,545	$138	$406,308	$(358,914)	$47,532
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities
Net loss	$(12,956)	$(10,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184	186
Stock-based compensation	1,090	813
Changes in operating assets and liabilities:
Accounts receivable	251	(173)
Accounts receivable from Healios - billed and unbilled	2,261	(51)
Prepaid expenses, deposits and other	1,101	127
Accounts payable and accrued expenses	1,210	1,992
Deferred revenue - Healios	499	—
Advances and deposits from Healios	845	1,583
Net cash used in operating activities	(5,515)	(5,678)
Investing activities
Purchases of equipment	(64)	(292)
Net cash used in investing activities	(64)	(292)
Financing activities
Proceeds from issuance of common stock, net	5,607	5,416
Proceeds from issuance of common stock to Healios, net	—	20,995
Shares retained for withholding tax payments on stock-based awards	(69)	(84)
Net cash provided by financing activities	5,538	26,327
(Decrease) increase in cash and cash equivalents	(41)	20,357
Cash and cash equivalents at beginning of the period	51,059	29,316
Cash and cash equivalents at end of the period	$51,018	$49,673
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Month Periods Ended March 31, 2019 and 2018

1. Background and Basis of Presentation
Background: We are an international biotechnology company that is focused primarily in the field of regenerative medicine and operate in one business segment. Our operations consist of research and clinical-stage product development activities.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $386.0 million at March 31, 2019. We will require additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing. At March 31, 2019, we had available cash and cash equivalents of $51.0 million. We believe that these funds, expected cash receipts primarily attributed to our collaboration with HEALIOS K.K. (“Healios”) and proceeds from our equity facility are sufficient to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. In the longer term, we will have to continue to generate additional capital to meet our needs through new and existing collaborations and related license fees and milestones, the sale of equity securities from time to time including through our equity facility, grant-funding opportunities, deferring certain discretionary costs and staging certain development costs, as needed.
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
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our critical accounting policies, estimates and assumptions are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this Quarterly Report on Form 10-Q.
2. Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for the annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements, and we do not intend to early adopt.
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
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (“Topic 808”): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update (i) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account and in those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements; (ii) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and (iii) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The provisions of ASU 2018-18 are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this clarifying guidance.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. We are currently assessing the effect that ASC 326 will have on our financial position, results of operations, and disclosures.
3. Leases Adoption
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which requires lessees to record most leases with a term greater than 12 months on their balance sheets, but recognize expenses on their statement of operations in a manner similar to current accounting practice. Under the guidance, lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs.
We adopted Topic 842 effective January 1, 2019, using the modified retrospective transition option. The adoption of the standard resulted in the recording of ROU assets, primarily consisting of operating leases of facilities and minor equipment, and lease liabilities of $1.0 million as of the commencement date. The adoption did not have a material impact on our unaudited condensed consolidated statements of operations and comprehensive loss or cash flows related to existing leases for the three months ended March 31, 2019. As such, there was no cumulative-effect adjustment.
We elected certain practical expedients as part of the adoption, which allow us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the short-term lease recognition exemption for all leases that qualify and will not recognize ROU assets or lease liabilities for those leases. Lastly, we elected to separate lease and non-lease components for contract manufacturing assets based on an assessment of the contract terms. Most leases do not contain an implicit discount rate, therefore we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our facilities leases contain one or more options to renew after the noncancellable term. The exercise of lease renewal options is not reasonably certain upon lease commencement, and is at management's sole discretion. Our ROU assets are included within deposits and other in our unaudited condensed consolidated balance sheet at March 31, 2019. Associated lease liabilities are included in accrued expenses and other, and other long-term liabilities in our unaudited condensed consolidated balance sheet at March 31, 2019. Lease expense for lease payments is recognized on a straight-line basis over the lease term within loss from operations on the unaudited condensed consolidated statements of operations and comprehensive loss. Payments for certain lease agreements are adjusted annually for changes in an index or rate. We had no finance leases, residual value guarantees, restrictive covenants, subleases or sale leasebacks at March 31, 2019.
As of March 31, 2019, ROU assets and lease liabilities were $0.9 million and $0.8 million, respectively. The weighted-average remaining term for lease contracts was 2.0 years at March 31, 2019, with maturities ranging from 15 months to 59 months. The weighted-average discount rate was 5.3% at March 31, 2019. We paid $0.1 million for operating leases included in the measurement of lease liabilities during the three months ended March 31, 2019.
Aside from facilities and minor equipment, we have various supply agreements with third party manufacturers, which involve the lease of manufacturing facilities and equipment, as defined in Topic 842. We have elected to separate lease and non-lease components for these arrangements. These manufacturing agreements have variable lease payments, which typically become binding once certain manufacturing milestones are achieved, and as such, are not included in ROU assets and liabilities until such payments are no longer variable.

Lease Costs
The table below presents certain information related to the lease costs (in thousands) for operating leases as of March 31, 2019:

Three months ended March 31, 2019
Operating lease cost	$120
Short-term lease cost	11
Variable lease cost(1)	106
Total lease cost	$237
(1)Includes lease components from our third-party manufacturing agreements.
Undiscounted Cash Flows
The following table summarizes future minimum lease payments (in thousands) for noncancellable operating leases as of March 31, 2019:

2019 (1)	$374
2020	405
2021	90
2022	12
2023	12
Thereafter	2
Total minimum lease payments	895
Less: amount of lease payments representing interest	48
Present value of operating lease liabilities	$847
(1) Excluding the three months ended March 31, 2019.
4. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.
We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be antidilutive. In connection with the purchase of shares of our common stock by Healios in March 2018, a warrant was issued to Healios (the “Healios Warrant”) to purchase up to 20,000,000 shares of common stock (the “Warrant Shares”), of which 3,000,000 Warrant Shares expired prior to being exercisable. Of the remaining 17,000,000 Warrant Shares, Healios is currently permitted to exercise only a portion (4,000,000), and the exercise price for those 4,000,000 Warrant Shares is contractually stated to exceed the market price. Therefore, the entire Healios Warrant is anti-dilutive as of March 31, 2019. Refer to Note 7 for additional details.
The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended March 31,
	2019	2018
Stock-based awards	12,431	10,295
Healios Warrant – see Note 7	17,000	20,000
Total	29,431	30,295

5. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
In 2016, we entered into a licensing collaboration with Healios to develop and commercialize our cell therapy technologies for certain disease indications in Japan, among other things. The collaboration was expanded in June 2018 to include additional indications and licenses, with the core programs under development being ischemic stroke and acute respiratory distress syndrome (“ARDS”) for commercialization in Japan. We received nonrefundable license fee payments from Healios and are entitled to royalties on net sales. We also have the right to receive development and commercial milestone payments from Healios, subject to certain potential credits that have been negotiated from time-to-time associated with modifications to the arrangement.
Under the collaboration, Healios is responsible for the development and commercialization of the licensed products in the licensed territories, and we provide services to Healios for which we are paid. In 2017, our agreement for clinical product supply services was amended to clarify a cost-sharing arrangement associated with our supply of clinical material for Healios' stroke trial, and certain adjustments were made to potential milestone payments that Healios may owe us in the future. Also in 2017, we entered into a technology transfer services agreement with Healios, in which Healios provides financial support to establish a contract manufacturer in Japan to produce product for Healios. Both clinical supply and technology transfer services to Healios are ongoing and are modified from time-to-time to include, for example, expanded indications.
In connection with the June 2018 expansion, Healios obtained an exclusive, time-limited right of first negotiation (“ROFN Period”) to enter into an option for a license to develop and commercialize certain MultiStem treatments in China. In December 2018, the ROFN Period was extended to June 30, 2019 in exchange for a $2.0 million payment from Healios, and Healios may make an additional $3.0 million payment to extend the ROFN Period for another six months through December 31, 2019. All such extension payments would be creditable against the option fee payable by Healios upon execution of a China option agreement, if entered into, or Healios may apply the extension payment amounts as credits against any potential milestone payments under the current licenses, subject to certain limitations.
Refer to Note 7 regarding the equity investment in us made by Healios in 2018 in connection with the expansion.
Healios Revenue Recognition
At the inception of the Healios arrangement and again each time that the arrangement is modified, all material performance obligations are identified, which currently include (i) licenses to our technology, (ii) product supply services, and (iii) services to transfer technology to a contract manufacturer on Healios’ behalf. It was determined that these performance obligations were both capable of being distinct and distinct within the context of the contract. We develop assumptions that require judgment to determine the standalone selling price in order to account for our collaborative agreements, as these assumptions typically include probabilities of obtaining marketing approval for the product candidates, estimated timing of commercialization, estimated future cash flows from potential product sales of our product candidates, estimating the cost and markup of providing product supply and technical services, and appropriate discount rates.
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
The remaining transaction price for the performance obligations that were not yet delivered amounted to $2.7 million at March 31, 2019, which is expected to be recognized within one year as the goods and services are delivered. At March 31, 2019, the contract liability, included in deferred revenue - Healios on the unaudited condensed consolidated balance sheets, is properly classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
Advance from Healios
In 2017, in connection with our amendment to the clinical supply agreement to clarify the cost-sharing arrangement, the proceeds from Healios that relate specifically to the cost-sharing arrangement may either (i) result in a reduction in the proceeds we receive from Healios upon the achievement of two potential milestones and an increase to a commercial milestone under the license agreement for stroke or (ii) be repaid to Healios at our election, as defined. The cost-sharing proceeds received are recognized on the balance sheet as a non-current advance from customer until the related milestone is achieved, unless such amounts are repaid to Healios at our election, at which time, the culmination of the earnings process will be complete and revenue will be recognized.
Disaggregation of Revenues
We recognize license-related amounts, including upfront payments, exclusivity fees, additional disease indication fees and milestones at a point in time when earned. Similarly, product supply revenue is recognized at a point in time, while service revenue (e.g., technology transfer) is recognized when earned over time. The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three months ended March 31, 2019		Three Months Ended March 31, 2018
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
License fee revenue	$—	$—	$—	$—
Product supply revenue	966	—	227	—
Service revenue	—	475	—	121
Other contract revenue	—	—	—	—
Total disaggregated revenues	$966	$475	$227	$121
6. Stock-based Compensation
We have an equity incentive plan that authorized an aggregate of 20,035,000 shares of common stock for awards to employees, directors and consultants. The equity incentive plan authorizes the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. In the three-month period ended March 31, 2019, we granted 50,016 stock options to our employees. As of March 31, 2019, a total of 5,325,184 shares (including 250,579 shares related to an expired plan) of common stock have been issued under our plan (including our expired plan).
As of March 31, 2019, a total of 3,459,825 shares were available for issuance under our equity incentive plan, and stock-based awards to purchase 10,986,889 shares (including 930,447 shares related to an expired plan) of common stock were outstanding. For the three-month periods ended March 31, 2019 and 2018, stock-based compensation expense was approximately $1.1 million and $0.8 million, respectively. At March 31, 2019, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $7.4 million which is expected to be recognized by the end of 2022 using the straight-line method.
7. Stockholders’ Equity
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
At the time of the investment in March 2018, the 20,000,000 Warrant Shares would not become effective until the planned expansion was completed, which at that time included an option to commercialize in China. At the time of the June 2018 expansion, however, the parties agreed to provide Healios with the right of first negotiation for China as opposed to the option, and therefore, the parties bifurcated the Healios Warrant so that 4,000,000 Warrant Shares became exercisable with the June 2018 expansion and the remaining 16,000,000 Warrant Shares would only become exercisable if Healios agrees to execute an option for a license in China.
The 4,000,000 Warrant Shares are exercisable at the greater of $1.76 and a defined reference price, which is generally 110% of the average closing price per share of our common stock for the ten previous trading days. The contingent 16,000,000 Warrant Shares began to expire according to their terms beginning in the fourth quarter of 2018, prior to their becoming exercisable. As of March 31, 2019, 3,000,000 of the 16,000,000 Warrant Shares expired prior to being exercisable. Other Healios Warrant terms include a general expiration date in September 2020, as defined, fixed and floating exercise price mechanisms, and an exercise cap triggered at Healios’ ownership of 19.9% of our common stock. The Healios Warrant may be terminated by us under certain conditions.
The value of the Healios Warrant was considered as an element of compensation in the transaction price of the Healios collaboration expansion. We evaluated the various terms of the Healios Warrant and concluded that it is accounted for as an equity instrument at inception and $5.3 million was computed as the best estimate of the fair value of the Healios Warrant at the time of issuance in March 2018. The fair value was computed using a Monte Carlo simulation model that included probability-weighted estimates of potential milestone points in time that could impact the value of the Healios Warrant during its term. The fair value was recorded as additional paid-in capital in the first quarter of 2018, with the offset being included in other asset related to Healios and the asset would be included as an element of compensation in the transaction price upon the consummation of the expansion that was planned at the time of the March 2018 investment.
Upon the modification of the Healios Warrant in June 2018 in connection with the expansion of the collaboration that included the bifurcation of the Warrant Shares due to the change related to China rights, we reassessed the fair value of the Healios Warrant immediately before and after the modification using the same valuation methodology, which resulted in no incremental fair value to be recorded. The value of the 4,000,000 tranche of Warrant Shares that became exercisable upon the June 2018 expansion of $1.1 million was recorded as a reduction to the revenue recognized for the delivered licenses in June 2018. However, since the June 2018 expansion agreements made the 16,000,000 Warrant Shares contingent on entering into an option for a license in China, we considered the ability to apply the $4.2 million value of such Warrant Shares as an element of compensation to be constrained. Therefore, the remaining $4.2 million asset was reversed against additional paid-in-capital.
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
We sold 3,825,000 shares to Aspire Capital at an average price of $1.47 in the first quarter of 2019, generating proceeds of $5.6 million. We sold 3,300,000 shares to Aspire Capital generating aggregate proceeds of $5.5 million in the first quarter of 2018.
License Agreement and Settlement
In 2017, we entered into an agreement to settle longstanding intellectual property disagreements with a third party and paid $0.5 million and issued 1,000,000 shares of our common stock with a fair value of $2.3 million in 2017. In 2018, we paid an additional $1.0 million and issued 500,000 shares of our common stock related to a patent issuance. There are no royalty, milestone or other payments due to the third party associated with the development and commercialization of our cell therapy products, and our payment obligations are concluded.

8. Income Taxes
We have United States (“U.S.”) federal net operating loss and research and development tax credit carryforwards, as well as state and city net operating loss carryforwards, which may be used to reduce future taxable income and tax liabilities. We also have foreign net operating loss and tax credit carryforwards, and the foreign net operating loss carryforwards do not expire. All of our deferred tax assets have been fully offset by a valuation allowance due to our cumulative losses. The carrying value of our deferred tax assets and liabilities is determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets and liabilities. Also, there are significant limitations on our ability to utilize our net operating loss and tax credit carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended.

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
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: In 2018, we launched our pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2, and enrollment commenced in the third quarter of 2018. We initiated the study with a small number of high-enrolling sites and plan to bring on additional sites over time in line with clinical product supply and clinical operations objectives. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients who have suffered moderate to moderate-severe ischemic stroke in North America, Europe and certain other international locations. The MASTERS-2 study has received several regulatory distinctions including Special Protocol Assessment, or SPA, designation, Fast Track designation and Regenerative Medicine Advanced Therapy designation, which was established under the 21st Century Cures Legislation from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.
In addition, HEALIOS K.K., or Healios, has an ongoing clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan, and enrollment continues. TREASURE will be evaluated under the progressive framework for regenerative medicine therapies in Japan. Under the new framework, Healios' ischemic stroke program has been awarded the SAKIGAKE designation by the Pharmaceuticals and Medical Devices Agency, which is designed to expedite regulatory review and approval, and is analogous to Fast Track designation from the FDA.
We look forward to completing both the MASTERS-2 and TREASURE trials and using the accelerated pathway afforded to us by the regulators in the United States, Europe and Japan upon study completion.
•Acute Respiratory Distress Syndrome, or ARDS: In January 2019, we announced summary results from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. The study results provide further confirmation of tolerability and a favorable safety profile associated with MultiStem treatment. Importantly, MultiStem subjects had lower mortality and a greater number of ventilator-free and ICU-free days in the first month following diagnosis compared to patients receiving placebo. Furthermore, analysis of initial biomarker data reflects lower levels of inflammatory markers/cytokines following MultiStem treatment, an expected mechanism of action in this patient population. We will continue to evaluate the data as the one-year follow-up period is completed for all patients in the trial and plan to present additional results after further analyses. Also, Healios initiated a clinical trial for patients with pneumonia-induced ARDS, which we refer to as the ONE-BRIDGE study, and in April 2019, announced that the first patient was enrolled in this study.
•Trauma: In 2018, we announced with University of Texas Health Science Center at Houston, or UTHealth, our plans to conduct a Phase 2 clinical trial evaluating MultiStem cell therapy for early treatment and prevention of complications after severe traumatic injury. This first-ever study of a cell therapy for treatment of a wide range of traumatic injuries is intended to be conducted at Memorial Hermann-Texas Medical Center, one of the busiest Level 1 trauma centers in the United States. The study has grant support from the Medical Technology Enterprise Consortium and the Memorial Hermann Foundation. We intend to provide the clinical product for the conduct of the trial, as well as regulatory and operational support. We and UTHealth are in the planning and preparation stage for this study and will provide further updates as preparations for the trial progress.

•Acute Myocardial Infarction, or AMI: We are conducting an ongoing Phase 2 clinical study in the United States for the administration of MultiStem cell therapy to patients that have suffered a heart attack. In a previously completed Phase 1 clinical study, the results demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. The double-blind, sham-controlled Phase 2 clinical study is currently enrolling patients, however, enrollment rates have continued to be below expectations due in part to changes in standard of care. We are evaluating our options related to this trial and will provide updates regarding the conduct of the study, as appropriate.
•Hematopoietic Stem Cell, or HSC, Transplant / Graft-versus-Host Disease, or GvHD: Currently, this program is staged for future registration-directed development, which depends on the success and impact of potential alternative therapies for treating the underlying conditions leading to transplant, as well as other business and financial considerations. Following our completed Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers, in which patients undergo radiation therapy and then receive a HSC transplant, we were granted orphan drug designation by the FDA and the EMA for MultiStem treatment in the prevention of GvHD, and the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following HSC transplantation. Subsequently, our registration study design received a positive Scientific Advice opinion from the EMA and a SPA designation from the FDA.
We are engaged in preclinical development and evaluation of MultiStem cell therapy in other indications and in the animal health field, and we conduct such work both through our own internal research efforts and through a broad global network of collaborators. We also engage in discussions with third parties about collaborating in the development of MultiStem cell therapy for various programs and may enter into one or more business partnerships to advance these programs over time. We may also elect to advance the development of certain programs independently.
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
We have a collaboration with Healios that initially covered MultiStem cell therapy for ischemic stroke in Japan and the use of our technology for Healios’ organ bud program targeted to liver disease. In June 2018, the collaboration was expanded to include a license to our technologies for ARDS treatment and for additional indications for its organ bud technology, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with induced pluripotent stem cells, or iPSC-derived cells. We provide product supply and manufacturing technology transfer services to Healios, and in the event that we fail to perform our responsibilities to supply clinical trial product to Healios, then under certain circumstances, we may be required to grant Healios a license to make the product solely for use in its licensed fields and territories.
We also have a collaboration with RTI Surgical, Inc., or RTI, for the development of products for certain orthopedic applications using our stem cell technologies in the bone graft substitutes market. However, RTI has announced that it will cease distribution of its bone graft product that utilizes our technology, and as of March 31, 2019, we do not expect to receive any further royalties or milestone payments from RTI.
Financial
We have entered into a series of agreements with Healios, our collaborator in Japan and currently our largest stockholder. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide services to Healios for which we are compensated. Each license agreement with Healios has defined economic terms, and we may receive success-based milestone payments, some of which may be subject to credits. While there is no assurance that we will receive milestone proceeds under the Healios collaboration, any milestone payment we receive is non-refundable and non-creditable towards future royalties or any other payment due from Healios. Also, we are entitled to receive tiered royalties on net product sales, as defined in the license agreements.
Healios has a time-limited right of first negotiation, or ROFN, to enter into an option for a license to develop and commercialize certain MultiStem treatments in China. The ROFN, as extended, currently expires in June 2019 and may be further extended to December 31, 2019 at Healios' election if it makes an additional payment of $3.0 million to us. All such extension payments would be creditable against the option fee payable by Healios upon execution of the China option agreement, if applicable, or otherwise, against milestone payments under the licensed programs.
In March 2018, Healios purchased 12,000,000 shares of our common stock and a warrant, or the Healios Warrant, to purchase up to an additional 20,000,000 shares of common stock for $21.1 million, or approximately $1.76 per share. The Healios Warrant is (i) not exercisable with respect to 16,000,000 shares unless during the ROFN period, we and Healios have entered into a China option agreement, and (ii) exercisable with respect to 4,000,000 shares at an exercise price equal to a reference price, as defined, but no less than $1.76 per share. As of March 31, 2019, 3,000,000 of the 16,000,000 shares underlying the Healios Warrant expired prior to being exercisable according to the terms of the Healios Warrant.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, which provides us the ability to sell shares to Aspire Capital from time-to-time, as appropriate. The current agreement was entered into in February 2018 and includes Aspire Capital's commitment to purchase up to an aggregate of $100 million of shares of common stock over a three-year period. The terms of the 2018 equity facility are similar to the previous arrangements, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in February 2018 and filed a registration statement for the resale of 24,700,000 shares of common stock in connection with the new equity facility. Also in connection with the new equity facility, Aspire Capital invested $1.0 million to purchase 500,000 shares of common stock at $2.00 per share. During the quarters ended March 31, 2019 and 2018, we sold 3,825,000, and 3,300,000 shares, respectively, to Aspire Capital at average prices of $1.47 and $1.67 per share, respectively.
Results of Operations
Since our inception, our revenues have consisted of license fees, contract revenues, royalties and milestone payments from our collaborators, and grant proceeds. We have not derived revenue from our commercial sale of therapeutic products to date since we are in clinical development, and as of March 31, 2019, we do not expect any further royalties from our collaboration with RTI. Research and development expenses consist primarily of external clinical and preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our product, manufacture our product candidates and prepare for potential commercialization of our MultiStem cell therapy product. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. We expect to continue to incur substantial losses through at least the next several years.
Three Months Ended March 31, 2019 and 2018
Revenues. Revenues increased by $0.3 million to $1.4 million for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018. Revenues from our collaboration with Healios were $1.4 million in the first quarter of 2019 compared to $0.3 million for the same period last year. Royalty revenues from RTI have concluded with its discontinuation of distribution of the licensed product whereas it was $0.4 million in the quarter ended March 31, 2018. Grant revenue decreased approximately $0.3 million in the first quarter of 2019 compared to the prior year first quarter. Our revenues are generally derived from license fees, manufacturing-related activities for Healios, other royalty and related contract revenue from our collaborations and grant revenue.
Research and Development Expenses. Research and development expenses increased to $11.4 million for the three months ended March 31, 2019 from $8.9 million for the comparable period in 2018. The increase is primarily associated with increased clinical trial and manufacturing process development costs of $1.9 million, increased personnel costs of $0.4 million, and increased stock compensation costs of $0.1 million. Our clinical development, clinical manufacturing and manufacturing process development costs vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for trials and manufacturing process development projects, and we expect our annual 2019 clinical development costs to increase as compared to 2018. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $3.1 million for the three months ended March 31, 2019 compared to $2.7 million in the comparable period in 2018. The $0.4 million increase was primarily due to increased legal and professional fees, consulting services and stock compensation costs. We expect our annual 2019 general and administrative expenses to increase as compared to 2018 mainly due to additional personnel costs.
Depreciation. Depreciation expense was consistent at $0.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We expect that our annual depreciation will remain relatively consistent in 2019 compared to 2018.

Gain from Insurance Proceeds. In 2016, a flood caused damage to our primary facilities that required the reconstruction of certain laboratory space and was covered by insurance at replacement cost. We received $0.4 million in insurance proceeds during the three months ended March 31, 2018.
Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At March 31, 2019, we had $51.0 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $386.0 million at March 31, 2019. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We use all of our sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.
In the first quarter of 2019, we received the final $2.5 million quarterly payment in connection with the expansion of our collaboration with Healios. We are also entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. Furthermore, if Healios elects to enter into an option to license certain disease indications for development in China, for which Healios' ROFN period expires on June 30, 2019, we would receive additional proceeds. Healios paid us $2.0 million in December 2018 to extend its ROFN period for the China option to June 30, 2019 and has the ability to extend it further through December 31, 2019 for an additional $3.0 million payment. We also receive payments from Healios for clinical product supply and other manufacturing services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.
In connection with the June 2018 expansion, Healios purchased 12,000,000 shares of our common stock for $21.1 million and received the Healios Warrant to purchase up to 20,000,000 shares of common stock in March 2018, subject to certain conditions. The Healios Warrant is currently exercisable with respect to 4,000,000 shares underlying the Healios Warrant. As of March 31, 2019, of the 16,000,000 shares, 3,000,000 shares expired prior to being exercisable according to the terms of the Healios Warrant, and the remaining 13,000,000 shares will become exercisable only in the event that Healios executes an option to expand into the China territory. The Healios Warrant has an overall term that expires in September 2020, as defined, includes both fixed and floating exercise price mechanisms, and is capped such that in no event will Healios own more than 19.9% of our common stock. We may receive additional proceeds from the exercise of the Healios Warrant over its term, although there can be no assurances that Healios will exercise the Healios Warrant in whole or in part. As of March 31, 2019, no shares have been issued under the Healios Warrant.
We have had an equity purchase arrangement in place with Aspire Capital since 2011, through two-to-three year equity facilities, each with similar terms. The most current facility with Aspire Capital was entered into in February 2018 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a new three-year period, and an investment in us of $1.0 million at $2.00 per share of common stock. During the quarter ended March 31, 2019, we sold 3,825,000 shares to Aspire Capital at an average price of $1.47 per share. During the quarter ended March 31, 2018, we sold 3,300,000 shares to Aspire Capital at an average price per share of $1.67 per share.

We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. At March 31, 2019, we had available cash and cash equivalents of $51.0 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will continue to make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development, collaborator achievement of milestones under our agreements, and grant-funding opportunities. Additionally, we may raise capital from time to time through our equity purchase agreement, subject to its volume and price limitations, equity offerings and Healios' potential exercise of its Healios Warrant from time to time. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
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
Cash Flow Analysis
Net cash used in operating activities was $5.5 million for the three months ended March 31, 2019 compared to cash used of $5.7 million for the three months ended March 31, 2018. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period.
Net cash used by investing activities was $0.1 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The fluctuations over the periods were due to timing of equipment purchases primarily for our manufacturing process development activities. We expect that our capital equipment expenditures will decrease in 2019 compared to 2018.
Financing activities provided cash of $5.5 million for the three months ended March 31, 2019 from the issuance of common stock to Aspire Capital under our equity purchase agreement, net of shares retained for withholding tax payments on stock-based awards. Financing activities provided cash of $26.3 million for the three months ended March 31, 2018, which constituted primarily the $21.0 million net investment in us by Healios as well as proceeds from the issuance of common stock to Aspire Capital under our equity purchase agreement, net of offering costs and shares retained for withholding tax payments on stock-based awards.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Management Estimates
The Securities and Exchange Commission, or SEC, defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as it relates to the adoption of Accounting Standards Updates 2016-02, Leases, on January 1, 2019, for which our accounting policy is included in Note 3 to the condensed consolidated financial statements.
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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:

•	our ability to raise capital to fund our operations;

•	the timing and nature of results from our MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial and the Healios TREASURE and ONE-BRIDGE clinical trials in Japan;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials of our product candidates;

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

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to work with Healios to reach an agreement to license certain indications in China;

•	our ability to meet milestones and earn royalties under our collaboration agreements, including the success of our collaboration with Healios;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements and generate sales related to our technologies;

•	the success of our efforts to enter into new strategic partnerships and advance our programs, including, without limitation, in North America, Europe and Japan;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors; and

•	the risks mentioned elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018 under Item 1A, “Risk Factors.”
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our exposure to market risk since the disclosure included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in internal control over financial reporting
During the last fiscal quarter covered by this Quarterly Report on Form 10-Q, we finalized enhancements and modifications to existing internal controls and procedures to ensure compliance with new leasing guidance in accordance with Accounting Standards Codification Topic 842. These changes to our control environment were completed in the first quarter of 2019.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2019, we sold an aggregate of 3,825,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating aggregate proceeds of $5.6 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

Item 6.    Exhibits.

Exhibit No.	Description

3.1	Bylaws of Athersys, Inc., as amended March 13, 2019.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Senior Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATHERSYS, INC.

Date: May 8, 2019	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Senior Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)