Form 10-Q
period 2019-06-30
ATHERSYS, INC / NEW
filed 2019-08-07
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 2, 2019 was 152,677,751.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,237	$51,059
Accounts receivable	80	262
Accounts receivable from Healios	1,778	1,108
Unbilled accounts receivable from Healios	1,130	3,620
Prepaid expenses and other	849	1,791
Total current assets	48,074	57,840
Equipment, net	3,062	3,002
Deposits and other	2,111	888
Total assets	$53,247	$61,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,527	$9,163
Accrued compensation and related benefits	814	1,901
Accrued clinical trial related costs	2,469	1,276
Accrued expenses and other	869	461
Deposit from Healios	—	2,000
Deferred revenue - Healios	2	674
Total current liabilities	14,681	15,475
Advance from Healios	5,042	3,139
Other long-term liabilities	273	—
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, and 151,777,751 and 144,292,739 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	152	144
Additional paid-in capital	428,785	416,014
Accumulated deficit	(395,686)	(373,042)
Total stockholders’ equity	33,251	43,116
Total liabilities and stockholders’ equity	$53,247	$61,730
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Contract revenue from Healios	$4,193	$18,755	$5,634	$19,103
Royalty and other contract revenue	—	591	—	992
Grant revenue	69	45	73	362
Total revenues	4,262	19,391	5,707	20,457
Costs and expenses
Research and development	11,139	10,093	22,554	18,943
General and administrative	2,867	2,382	5,973	5,038
Depreciation	157	191	341	376
Total costs and expenses	14,163	12,666	28,868	24,357
Gain from insurance proceeds	—	20	—	383
(Loss) income from operations	(9,901)	6,745	(23,161)	(3,517)
Other income, net	213	188	517	295
Net (loss) income and comprehensive (loss) income	$(9,688)	$6,933	$(22,644)	$(3,222)
Net (loss) income per share, basic	$(0.06)	$0.05	$(0.15)	$(0.02)
Weighted average shares outstanding, basic	150,163	138,225	148,075	132,592
Net (loss) income per share, diluted	$(0.06)	$0.05	$(0.15)	$(0.02)
Weighted average shares outstanding, diluted	150,163	139,375	148,075	132,592
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2018	—	$—	144,292,739	$144	$416,014	$(373,042)	$43,116
Stock-based compensation	—	—	—	—	1,090	—	1,090
Issuance of common stock, net of issuance cost	—	—	3,825,000	4	5,603	—	5,607
Issuance of common stock under equity compensation plan	—	—	158,494	—	(69)	—	(69)
Net comprehensive loss	—	—	—	—	—	(12,956)	(12,956)
Balance at March 31, 2019	—	—	148,276,233	148	422,638	(385,998)	36,788
Stock-based compensation	—	—	—	—	1,152	—	1,152
Issuance of common stock, net of issuance cost	—	—	3,350,000	4	5,102	—	5,106
Issuance of common stock under equity compensation plan	—	—	151,518	—	(107)	—	(107)
Net comprehensive loss	—	—	—	—	—	(9,688)	(9,688)
Balance at June 30, 2019	—	$—	151,777,751	$152	$428,785	$(395,686)	$33,251

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2017	—	$—	122,077,453	$122	$373,884	$(350,630)	$23,376
Stock-based compensation	—	—	—	—	813	—	813
Issuance of warrant to Healios at fair value	—	—	—	—	5,300	—	5,300
Issuance of common stock, net of issuance cost	—	—	3,750,000	4	5,412	—	5,416
Issuance of common stock to Healios, net of issuance costs	—	—	12,000,000	12	20,983	—	20,995
Issuance of common stock under equity compensation plan	—	—	131,092	—	(84)	—	(84)
Cumulative effect of accounting change	—	—	—	—	—	1,871	1,871
Net comprehensive loss	—	—	—	—	—	(10,155)	(10,155)
Balance at March 31, 2018	—	—	137,958,545	138	406,308	(358,914)	47,532
Stock-based compensation	—	—	—	—	824	—	824
Issuance of common stock, net of issuance cost	—	—	500,000	1	1,214	—	1,215
Issuance of common stock to Healios, net of issuance costs	—	—	—	—	(149)	—	(149)
Issuance of common stock under equity compensation plan	—	—	125,128	—	(106)	—	(106)
Net comprehensive income	—	—	—	—	—	6,933	6,933
Balance at June 30, 2018	—	$—	138,583,673	$139	$408,091	$(351,981)	$56,249
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities
Net loss	$(22,644)	$(3,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	341	376
Stock-based patent license and settlement expense	—	315
Stock-based compensation	2,242	1,637
Discount on revenue from issuance of warrant	—	1,080
Deferred revenue from prior period	—	(250)
Changes in operating assets and liabilities:
Accounts receivable	182	41
Accounts receivable from Healios - billed and unbilled	1,820	(8,649)
Prepaid expenses, deposits and other	677	(2,014)
Accounts payable and accrued expenses	1,192	6,267
Deferred revenue - Healios	(672)	1,402
Advances and deposits from Healios	(97)	1,731
Net cash used in operating activities	(16,959)	(1,286)
Investing activities
Purchases of equipment	(400)	(749)
Net cash used in investing activities	(400)	(749)
Financing activities
Proceeds from issuance of common stock, net	10,713	5,416
Proceeds from issuance of common stock to Healios, net	—	20,847
Shares retained for withholding tax payments on stock-based awards	(176)	(191)
Net cash provided by financing activities	10,537	26,072
(Decrease) increase in cash and cash equivalents	(6,822)	24,037
Cash and cash equivalents at beginning of the period	51,059	29,316
Cash and cash equivalents at end of the period	$44,237	$53,353
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Six- Month Periods Ended June 30, 2019 and 2018

1. Background and Basis of Presentation
Background: We are an international biotechnology company that is focused primarily in the field of regenerative medicine and operate in one business segment. Our operations consist of research and clinical-stage product development activities.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $395.7 million at June 30, 2019. We will require additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing. At June 30, 2019, we had available cash and cash equivalents of $44.2 million. We believe that these funds, expected cash receipts primarily attributed to our collaboration with HEALIOS K.K. (“Healios”) and proceeds from our equity facility and our open market sale agreement are sufficient to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. In the longer term, we will have to continue to generate additional capital to meet our needs through new and existing collaborations and related license fees and milestones, the sale of equity securities from time to time including through our equity facilities, grant-funding opportunities, deferring certain discretionary costs and staging certain development costs, as needed.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. Early adoption is permitted. We are currently assessing the effect that ASC 326 will have on our financial position, results of operations and disclosures and monitoring the FASB's evaluation of potential deferment of the adoption date for smaller reporting companies.
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
We adopted Topic 842 effective January 1, 2019, using the modified retrospective transition option. The adoption of the standard resulted in the recording of ROU assets, primarily consisting of operating leases of facilities and minor equipment, and lease liabilities of $1.0 million as of the commencement date. The adoption did not have a material impact on our unaudited condensed consolidated statements of operations and comprehensive loss or cash flows related to existing leases. As a result, there was no cumulative-effect adjustment.
We elected certain practical expedients as part of the adoption, which allow us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the short-term lease recognition exemption for all leases that qualify and will not recognize ROU assets or lease liabilities for those leases. Lastly, we elected to separate lease and non-lease components only for contract manufacturing assets based on an assessment of the contract terms. We did not separate lease and non-lease components for all other existing asset classes. Most leases do not contain an implicit discount rate, therefore we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.
Our facilities leases contain one or more options to renew after the noncancellable term. The exercise of lease renewal options is not reasonably certain upon lease commencement and is at management's sole discretion. Our ROU assets are included within deposits and other in our unaudited condensed consolidated balance sheet at June 30, 2019. Associated lease liabilities are included in accrued expenses and other, and other long-term liabilities in our unaudited condensed consolidated balance sheet at June 30, 2019. Lease expense for lease payments is recognized on a straight-line basis over the lease term within loss from operations on the unaudited condensed consolidated statements of operations and comprehensive loss. Payments for certain lease agreements are adjusted annually for changes in an index or rate. We had no finance leases, residual value guarantees, restrictive covenants, subleases or sale leasebacks at June 30, 2019.
As of June 30, 2019, ROU assets and lease liabilities were each $0.7 million. The weighted-average remaining term for lease contracts was 1.8 years at June 30, 2019, with maturities ranging from 12 months to 56 months. The weighted-average discount rate was 5.3% at June 30, 2019. We paid $0.1 million and $0.2 million for operating leases included in the measurement of lease liabilities during the three and six month periods ended June 30, 2019, respectively.
Aside from facilities and minor equipment, we have various supply agreements with third-party manufacturers, which involve the lease of manufacturing facilities and equipment, as defined in Topic 842. We have elected to separate lease and non-lease components for these arrangements. These manufacturing agreements have variable lease payments, which typically become binding once certain manufacturing milestones are achieved, and as such, are not included in ROU assets and liabilities until such payments are no longer variable.

Lease Costs
The table below presents certain information related to the lease costs (in thousands) for operating leases as of June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$122	$242
Short-term lease cost	11	22
Variable lease cost(1)	52	157
Total lease cost	$185	$421
(1)Includes lease components from our third-party manufacturing agreements.
Undiscounted Cash Flows
The following table summarizes future minimum lease payments (in thousands) for noncancellable operating leases as of June 30, 2019:

2019 (1)	$246
2020	407
2021	101
2022	14
2023	12
Thereafter	2
Total minimum lease payments	782
Less: amount of lease payments representing interest	37
Present value of operating lease liabilities	$745
(1) Excluding the six months ended June 30, 2019.
4. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.
We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. In connection with the purchase of shares of our common stock by Healios in March 2018, a warrant was issued to Healios (the “Healios Warrant”) to purchase up to 20,000,000 shares of common stock (the “Warrant Shares”), of which 16,000,000 Warrant Shares expired as of June 30, 2019 prior to being exercisable. The exercise price of Healios' 4,000,000 Warrant Shares is contractually stated to exceed the market price and is therefore anti-dilutive as of June 30, 2019. Refer to Note 7 for additional details.
The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock-based awards	16,791	5,939	16,791	12,847
Healios Warrant – see Note 7	4,000	20,000	4,000	20,000
Total	20,791	25,939	20,791	32,847

5. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
In 2016, we entered into a licensing collaboration with Healios to develop and commercialize our cell therapy technologies for certain disease indications in Japan, among other things. The collaboration was expanded in June 2018 to include additional indications and licenses, with the core programs under development in Japan being ischemic stroke and acute respiratory distress syndrome (“ARDS”). We received nonrefundable license fee payments from Healios and are entitled to royalties on net sales. We also have the right to receive development and commercial milestone payments from Healios, subject to certain potential credits that have been negotiated from time-to-time associated with modifications to the arrangement.
Under the collaboration, Healios is responsible for the development and commercialization of the licensed products in the licensed territories, and we provide certain services to Healios for which we are paid. In 2017, our agreement for clinical product supply services was amended to clarify a cost-sharing arrangement associated with our supply of clinical material for Healios' stroke trial, and certain adjustments were made to potential milestone payments that Healios may owe us in the future. Also, in 2017, we entered into a technology transfer services agreement with Healios, pursuant to which Healios provides financial support to establish a contract manufacturer in Japan to manufacture product for Healios. Both clinical supply and technology transfer services to Healios are ongoing and are modified from time-to-time to include, for example, expanded indications and manufacturing-related services.
Healios Revenue Recognition
At the inception of the Healios arrangement and again each time that the arrangement is modified, all material performance obligations are identified, which currently include (i) licenses to our technology, (ii) product supply services, and (iii) services to transfer technology to a contract manufacturer on Healios’ behalf. It was determined that these performance obligations are separate and distinct within the context of the contract. We develop assumptions that require judgment to determine the standalone selling price in order to account for our collaborative agreements, as these assumptions typically include probabilities of obtaining marketing approval for the product candidates, estimated timing of commercialization, estimated future cash flows from potential product sales of our product candidates, estimating the cost and markup of providing product supply and technical services, and appropriate discount rates.
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
For performance obligations satisfied over time, we apply an appropriate method of measuring progress each reporting period and, if necessary, adjust the estimates of performance and the related revenue recognition. Our technology transfer services are satisfied over time, and we recognize revenue in proportion to the contractual services provided. For performance obligations satisfied at a point in time (i.e., product supply), we recognize revenue upon delivery, as defined.
The remaining transaction price for the performance obligations that were not yet delivered amounted to $1.5 million at June 30, 2019, which is expected to be recognized within one year as the goods and services are delivered. At June 30, 2019, the contract liability, included in Deferred revenue - Healios on the unaudited condensed consolidated balance sheets, is properly classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
Deposit from Healios
In connection with the June 2018 expansion, Healios obtained an exclusive, time-limited right of first negotiation (“ROFN Period”) to enter into an option for a license to develop and commercialize certain MultiStem treatments in China. In December 2018, the ROFN Period was extended to June 30, 2019 in exchange for a $2.0 million nonrefundable payment from Healios, which was recorded as a deposit from Healios on the unaudited condensed consolidated balance sheet until June 2019, when the ROFN Period expired. In June 2019, this extension payment was included in the transaction price of the overall Healios arrangement and was allocated to the performance obligations as of the related June 2018 expansion. As a result, $1.9 million of the extension payment was recognized as revenue in June 2019 and the remaining $0.1 million will be recognized as the remaining undelivered performance obligations are delivered.
Refer to Note 7 regarding the equity investment in us made by Healios in 2018 in connection with the June 2018 expansion.
Advance from Healios
In 2017, in connection with our amendment to the clinical supply agreement to clarify the cost-sharing arrangement, the proceeds from Healios that relate specifically to the cost-sharing arrangement may either (i) result in a reduction in the proceeds we receive from Healios upon the achievement of two potential milestones and an increase to a commercial milestone under the license agreement for stroke or (ii) be repaid to Healios at our election, as defined. The cost-sharing proceeds received are recognized in advance from Healios on the unaudited condensed consolidated balance sheet until the earlier of the milestones being achieved or such amounts being repaid to Healios at our election, at which time, the culmination of the earnings process will be complete and revenue will be recognized.
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

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
License fee revenue	$1,624	$—	$17,530	$—
Product supply revenue	905	—	223	—
Service revenue	—	1,664	—	1,002
Other contract revenue	—	—	250	—
Total disaggregated revenues	$2,529	$1,664	$18,003	$1,002

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
License fee revenue	$1,624	$—	$17,530	$—
Product supply revenue	1,871	—	450	—
Service revenue	—	2,139	—	1,123
Other contract revenue	—	—	250	—
Total disaggregated revenues	$3,495	$2,139	$18,230	$1,123

6. Stock-based Compensation
The Athersys, Inc. 2019 Equity and Incentive Compensation Plan (the “EICP”) authorizes an aggregate of approximately 18,500,000 shares of common stock for awards to employees, directors and consultants. The EICP was approved in June 2019 and replaced our prior long-term incentive plan. In the three-month period ended June 30, 2019, we granted 3,245,800 stock options and 1,350,150 restricted stock units to our employees and directors primarily in connection with our annual incentive programs. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards.

As of June 30, 2019, a total of 13,867,787 shares were available for issuance under our EICP, and stock-based awards to purchase 16,780,535 shares of common stock were outstanding under our current and former equity incentive plans. For the three-month periods ended June 30, 2019 and 2018, stock-based compensation expense was approximately $1.2 million and $0.8 million, respectively. At June 30, 2019, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $11.6 million which is expected to be recognized by the end of 2023 using the straight-line method.
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
At the time of the investment in March 2018, the 20,000,000 Warrant Shares would not become exercisable until the planned collaboration expansion was completed, which at that time included an option to commercialize in China. At the time of the June 2018 expansion, however, the parties had not reached agreement on the option so Athersys agreed to provide Healios with a right of first negotiation with respect to the option, and therefore, the parties bifurcated the Healios Warrant so that 4,000,000 Warrant Shares became exercisable with the June 2018 expansion and the remaining 16,000,000 Warrant Shares would only become exercisable if Healios agrees to execute an option for a license in China. As of June 30, 2019, the 16,000,000 contingent Warrant Shares expired according to their terms, since an option for a license in China was not executed.
The 4,000,000 Warrant Shares are exercisable at the greater of $1.76 and a defined reference price, which is generally 110% of the average closing price per share of our common stock for the ten previous trading days. The 4,000,000 Warrant Shares are subject to a general expiration date in September 2020, as defined, and an exercise cap triggered at Healios’ ownership of 19.9% of our common stock, and may be terminated by us under certain conditions.
The value of the Healios Warrant was considered as an element of compensation in the transaction price of the Healios collaboration expansion. We evaluated the various terms of the Healios Warrant and concluded that it was accounted for as an equity instrument at inception and $5.3 million was computed as the best estimate of the fair value of the Healios Warrant at the time of issuance in March 2018. The fair value was computed using a Monte Carlo simulation model that included probability-weighted estimates of potential milestone points in time that could impact the value of the Healios Warrant during its term. The fair value was recorded as additional paid-in capital in the first quarter of 2018, with the offset being included in other assets, which would be included as an element of compensation in the transaction price upon the consummation of the expansion that was planned at the time of the March 2018 investment.
Upon the modification of the Healios Warrant in June 2018 in connection with the expansion of the collaboration that included the bifurcation of the Healios Warrant due to the change related to China rights, we reassessed the fair value of the Healios Warrant immediately before and after the modification using the same valuation methodology, which resulted in no incremental fair value to be recorded. The value of the 4,000,000 tranche of Warrant Shares that became exercisable upon the June 2018 expansion of $1.1 million was recorded as a reduction to the revenue recognized for the delivered licenses in June 2018. However, since the June 2018 expansion agreements made the 16,000,000 Warrant Shares contingent on entering into an option for a license in China, we considered the ability to apply the $4.2 million value of such Warrant Shares as an element of compensation to be constrained. Therefore, the remaining $4.2 million asset was reversed against additional paid-in-capital.
Equity Purchase Agreement
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC (“Aspire Capital”) that provide us the ability to sell shares to Aspire Capital from time to time. The current agreement with Aspire Capital was entered into in February 2018 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a three-year period. The terms of the 2018 equity facility are similar to the previous arrangements, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in February 2018 and filed a registration statement for the resale of 24,700,000 shares of common stock in connection with the new equity facility. Also in connection with this equity facility, in February 2018, Aspire Capital invested $1.0 million in us at $2.00 per share of common stock.
We sold 3,350,000 shares to Aspire Capital at an average price of $1.52 in the second quarter of 2019, generating proceeds of $5.1 million. We sold 7,175,000 shares to Aspire Capital at an average price of $1.49 per share during the six months ended June 30, 2019, generating proceeds of $10.7 million. We did not sell shares to Aspire Capital in the second quarter of 2018. We sold 3,300,000 shares to Aspire Capital at an average price of $1.67 per share during the six months ended June 30, 2018, generating proceeds of $5.5 million.
Open Market Sale Agreement
In May 2019, we entered into an open market sale agreement with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. The shares will be offered and sold pursuant to our effective “shelf” registration on Form S-3 that is on file with the SEC. We did not sell any shares of our common stock under this agreement during the quarter ended June 30, 2019.
License Agreement and Settlement
In 2017, we entered into an agreement to settle longstanding intellectual property disagreements with a third party, paid $0.5 million and issued 1,000,000 shares of our common stock with a fair value of $2.3 million in 2017 and received a license to certain intellectual property. In 2018, we paid an additional $1.0 million and issued 500,000 shares of our common stock related to a patent issuance. There are no royalty, milestone or other payments due to the third party associated with the development and commercialization of our cell therapy products, and our payment obligations are concluded.
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
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: In 2018, we launched our pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. We initiated the study with a small number of high-enrolling sites and are bringing on additional sites over time in line with clinical product supply and clinical operations objectives. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll in North America, Europe and certain other international locations, 300 patients who have suffered moderate to moderate-severe ischemic stroke. The MASTERS-2 study has received several regulatory distinctions including Special Protocol Assessment, or SPA, designation, Fast Track designation and Regenerative Medicine Advanced Therapy designation, which was established under the 21st Century Cures Legislation from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.
In addition, HEALIOS K.K., or Healios, has an ongoing clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan. TREASURE will be evaluated under the progressive framework for regenerative medicine therapies in Japan. Under the new framework, Healios' ischemic stroke program has been awarded the SAKIGAKE designation by the Pharmaceuticals and Medical Devices Agency, which is designed to expedite regulatory review and approval, and is analogous to Fast Track designation from the FDA.
We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways afforded to us by the regulators in the United States, Europe and Japan.
•Acute Respiratory Distress Syndrome, or ARDS: In January 2019, we announced summary results from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. The study results provide further confirmation of tolerability and a favorable safety profile associated with MultiStem treatment. Importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the first month following diagnosis in the MultiStem-treated patient group compared to the placebo group. Furthermore, inflammatory markers/cytokines were lower in the MultiStem treatment group than the placebo group. We will continue to evaluate the data as the one-year follow-up period is completed for all patients in the trial and may present additional results after further analyses. Also, Healios initiated a clinical trial for patients with pneumonia-induced ARDS, which is referred to as the ONE-BRIDGE study, and the first patient was enrolled in this study in April 2019.
•Trauma: In 2018, we announced with University of Texas Health Science Center at Houston, or UTHealth, our plans to conduct a Phase 2 clinical trial evaluating MultiStem cell therapy for early treatment and prevention of complications after severe traumatic injury. This first-ever study of a cell therapy for treatment of a wide range of traumatic injuries is intended to be conducted at Memorial Hermann-Texas Medical Center, one of the busiest Level 1 trauma centers in the United States. The study has grant support from the Medical Technology Enterprise Consortium and the Memorial Hermann Foundation. We intend to provide the clinical product for the conduct of the trial, as well as regulatory and operational support. We and UTHealth are in the planning and preparation stage for this study.

•Acute Myocardial Infarction, or AMI: We are conducting a double-blind, sham-controlled Phase 2 clinical study in the United States for the administration of MultiStem cell therapy to patients that have suffered a heart attack. In a previously completed Phase 1 clinical study, the results demonstrated a favorable safety profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. Enrollment in the Phase 2 clinical study has been a challenge due in part to changes in standard of care. Due to the substantial enrollment challenges and the difficulties in addressing them, we have elected to undertake an evaluation of the available data from the enrolled subjects before any further enrollment and to help us determine the best way forward.
•Hematopoietic Stem Cell, or HSC, Transplant Support / Prevention of Graft-versus-Host Disease, or GvHD: Currently, this program is staged for future registration-directed development, which depends on the success and impact of potential alternative therapies for treating the underlying conditions leading to transplant, as well as other business and financial considerations. Following our completed Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers, in which patients undergo radiation therapy and then receive a HSC transplant, we were granted orphan drug designation by the FDA and the EMA for MultiStem treatment in the prevention of GvHD, and the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy for GvHD following HSC transplantation. Subsequently, our registration study design received a positive Scientific Advice opinion from the EMA and a SPA designation from the FDA.
We are engaged in preclinical development and evaluation of MultiStem cell therapy in other indications for human health, and certain indications in the animal health field, and we conduct such work both through our own internal research efforts and through a broad global network of collaborators. We also engage in discussions with third parties about collaborating in the development of MultiStem cell therapy for various programs and may enter into one or more business partnerships to advance these programs over time. We may also elect to advance the development of certain programs independently.
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
In addition to our manufacturing efforts, in other areas we are stepping up our planning and preparations for the potential commercialization of our MultiStem product candidate. We are advancing our strategies for market access and reimbursement, working with third party experts to plan and undertake initiatives to position the product appropriately and effectively communicate to payors its value to them and patients. We are developing our go-to-market strategies, which could include third-party marketing partners in certain areas and the creation of a commercial sales force in other areas. We are also working with outside experts to develop proprietary solutions to the unique requirements related to the cell therapy supply chain and clinical site logistics. For example, we recently completed the prototype for a cryogenic system to securely store and dispense our product in hospital pharmacies. Our intention is to be prepared to enable commercialization as soon as reasonably possible following successful completion of pivotal studies, application and approval by regulators.
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
In connection with an equity investment in us made by Healios in March 2018, Healios has a warrant to purchase 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $1.76 per share, and the warrants generally expire in September 2020. While we may generate proceeds from this warrant in the future, no warrants have been exercised as of June 30, 2019.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, which have provided us the ability to sell shares to Aspire Capital from time to time. The current agreement was entered into in February 2018 and includes Aspire Capital's commitment to purchase up to an aggregate of $100.0 million of shares of common stock over a three-year period. The terms of the 2018 equity facility are similar to the previous arrangements, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in February 2018 and filed a registration statement for the resale of 24,700,000 shares of common stock in connection with the new equity facility. Also in connection with the new equity facility, Aspire Capital invested $1.0 million to purchase 500,000 shares of common stock at $2.00 per share. During the quarter ended June 30, 2019, we sold 3,350,000 shares of common stock to Aspire Capital at an average price of $1.52 per share. No sales to Aspire Capital were made in the quarter ended June 30, 2018.
On May 30, 2019, we entered into an open market sale agreement with Jefferies as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. The shares will be offered and sold pursuant to our effective “shelf” registration on Form S-3 that is on file with the Securities and Exchange Commission, or SEC. We did not sell any shares of our common stock under this agreement during the quarter ended June 30, 2019.
Results of Operations
Since our inception, our revenues have consisted of license fees, contract revenues, royalties and milestone payments from our collaborators, and grant proceeds. We have not derived revenue from our commercial sale of therapeutic products to date since we are in clinical development and we do not expect any further royalties from our collaboration with RTI Surgical, Inc., or RTI. Research and development expenses consist primarily of external clinical and preclinical study fees, manufacturing costs, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our product, manufacture our product candidates and prepare for potential commercialization of our MultiStem cell therapy product. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. We expect to continue to incur substantial losses through at least the next several years.
Three Months Ended June 30, 2019 and 2018
Revenues. Revenues were $4.3 million for the three months ended June 30, 2019 compared to $19.4 million for the three months ended June 30, 2018. Revenues from our collaboration with Healios were $4.2 million in the second quarter of 2019 compared to $18.8 million for the same period last year, which included the impact of the June 2018 collaboration expansion. Royalty revenue from RTI ceased late in 2018 upon its decision to discontinue distribution of the licensed product. Our revenues are generally derived from license fees, manufacturing-related activities for Healios, other contract revenue from our collaborations and grant revenue.
Research and Development Expenses. Research and development expenses increased to $11.1 million for the three months ended June 30, 2019 from $10.1 million for the comparable period in 2018. The $1.0 million net increase is associated with increases in clinical trial and manufacturing process development costs of $0.7 million, personnel costs of $0.4 million, internal research supplies of $0.3 million and stock compensation costs of $0.2 million, with such increases partially offset by a decrease in license fees of $0.6 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for trials and manufacturing process development projects, and we expect our annual 2019 clinical development costs to increase as compared to 2018. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $2.9 million for the three months ended June 30, 2019 compared to $2.4 million in the comparable period in 2018. The $0.5 million increase was primarily due to increased personnel costs, legal and professional fees, travel costs and stock compensation costs. We expect our annual 2019 general and administrative expenses to increase compared to 2018 mainly due to additional personnel costs.
Depreciation. Depreciation expense was consistent at $0.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively. We expect that our annual depreciation will remain relatively consistent in 2019 compared to 2018.
Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.
Six Months Ended June 30, 2019 and 2018
Revenues. Revenues were $5.7 million for the six months ended June 30, 2019 compared to $20.5 million in the six months ended June 30, 2018. Contract revenues from our collaboration with Healios decreased $13.5 million period-over-period as the prior year period included the impact of our collaboration expansion in June 2018.
Research and Development Expenses. Research and development expenses increased to $22.6 million for the six months ended June 30, 2019 from $18.9 million in the comparable period in 2018. The $3.7 million net increase is associated with increases in clinical and preclinical costs of $2.6 million, personnel costs of $0.8 million, research supplies of $0.3 million, stock compensation costs of $0.3 million and consulting costs of $0.3 million. These increases were partially offset by a decrease in license fees of $0.6 million. The increase in our clinical and preclinical expenses during the period is primarily a result of increased clinical product manufacturing costs, a portion of which are invoiced to Healios and process development activities to support large-scale manufacturing. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $6.0 million for the six months ended June 30, 2019 from $5.0 million in the comparable period in 2018. The $1.0 million increase was due primarily to increases in stock compensation costs, legal and professional fees, consulting services and other outside services compared to the same period in 2018.
Depreciation. Depreciation expense of $0.3 million for the six months ended June 30, 2019 was slightly lower compared to $0.4 million for the comparable period in 2018.
Gain from Insurance Proceeds. In 2016, a flood caused damage to our primary facilities that required the reconstruction of certain laboratory space and was covered by insurance at replacement cost. In 2018, we received an additional $0.4 million of insurance proceeds.
Other Income, net. Other income, net, was $0.5 million for the six-month period ended June 30, 2019 and $0.3 million for the comparable 2018 period, and is typically comprised of interest income and expense, and foreign currency gains and losses.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At June 30, 2019, we had $44.2 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $395.7 million at June 30, 2019. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We use all of our sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.
In the first quarter of 2019, we received the final $2.5 million quarterly installment payment in connection with the June 2018 expansion of our collaboration with Healios. We are also entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. We also receive payments from Healios for clinical product supply and other manufacturing services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.
In connection with an equity investment in us made by Healios in March 2018, Healios has a warrant to purchase 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $1.76 per share, and the warrants generally expire in September 2020. While we may generate proceeds from this warrant in the future, no warrants have been exercised as of June 30, 2019.
We have had an equity purchase arrangement in place with Aspire Capital since 2011, through two-to-three-year equity facilities, each with similar terms. The most current facility with Aspire Capital was entered into in February 2018 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a three-year period that expires in February 2021, and an investment made through the purchase of 500,000 shares of our common stock (i.e., $1.0 million invested at $2.00 per share). During the quarter ended June 30, 2019, we sold 3,350,000 shares to Aspire Capital at an average price of $1.52 per share. We did not sell shares to Aspire Capital during the quarter ended June 30, 2018.
On May 30, 2019, we entered into an open market sale agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. The shares will be offered and sold pursuant to our effective “shelf” registration on Form S-3 on file with the SEC.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. At June 30, 2019, we had available cash and cash equivalents of $44.2 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will continue to make use of available cash, but will have to continue to generate additional funding to meet our needs, through business development, collaborator achievement of milestones under our agreements, and grant-funding opportunities. Additionally, we may raise capital from time to time through our equity purchase agreement and open market sale agreement, subject to any volume and price limitations, and equity offerings and warrant exercises. We may also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
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

Cash Flow Analysis
Net cash used in operating activities was $17.0 million for the six months ended June 30, 2019 compared to cash used of $1.3 million for the six months ended June 30, 2018. Net cash used in operating activities in the six months ended June 30, 2018 included the favorable impact of our collaboration expansion with Healios. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period.
Net cash used by investing activities was $0.4 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. The fluctuations over the periods were due to timing of equipment purchases primarily for our manufacturing process development activities. We expect that our capital equipment expenditures will remain relatively consistent between 2019 and 2018.
Financing activities provided cash of $10.5 million for the six months ended June 30, 2019 primarily from the issuance of common stock to Aspire Capital under our equity purchase agreement, net of shares retained for withholding tax payments on stock-based awards. Financing activities provided cash of $26.1 million for the six months ended June 30, 2018, which included a $21.1 million investment in us by Healios, as well as proceeds from the issuance of common stock to Aspire Capital under our equity purchase agreement, net of offering costs and shares retained for withholding tax payments on stock-based awards.
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

•	our ability to raise capital to fund our operations;

•	the timing and nature of results from MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial and the Healios TREASURE and ONE-BRIDGE clinical trials in Japan;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials of our product candidates;

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2019, we sold an aggregate of 3,350,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating aggregate proceeds of $5.1 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

Item 6.    Exhibits.

Exhibit No.	Description

10.1
Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-232075) filed with the SEC on June 12, 2019

10.2	Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan.

10.3	Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan.

10.4	Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan.

10.5	Form of Restricted Stock Unit Agreement (Executives) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan.

10.6	Form of Restricted Stock Unit Agreement (Non-Executive) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Senior Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATHERSYS, INC.

Date: August 7, 2019	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Senior Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)