Form 10-Q
period 2019-09-30
ATHERSYS, INC / NEW
filed 2019-11-06
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 1, 2019 was 156,666,720.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,446	$51,059
Accounts receivable	15	262
Accounts receivable from Healios	1,105	1,108
Unbilled accounts receivable from Healios	290	3,620
Prepaid expenses and other	614	1,791
Total current assets	42,470	57,840
Equipment, net	2,928	3,002
Deposits and other	2,033	888
Total assets	$47,431	$61,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,517	$9,163
Accounts payable to Healios	792	—
Accrued compensation and related benefits	1,003	1,901
Accrued clinical trial related costs	1,478	1,276
Accrued expenses and other	712	461
Deposit from Healios	—	2,000
Deferred revenue - Healios	351	674
Total current liabilities	14,853	15,475
Advance from Healios	5,375	3,139
Other long-term liabilities	201	—
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, and 155,266,720 and 144,292,739 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	155	144
Additional paid-in capital	434,548	416,014
Accumulated deficit	(407,701)	(373,042)
Total stockholders’ equity	27,002	43,116
Total liabilities and stockholders’ equity	$47,431	$61,730
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Contract revenue from Healios	$(368)	$1,906	$5,266	$21,009
Royalty and other contract revenue	—	312	—	1,304
Grant revenue	7	103	80	465
Total revenues	(361)	2,321	5,346	22,778
Costs and expenses
Research and development	8,856	9,545	31,411	28,490
General and administrative	2,958	2,556	8,930	7,596
Depreciation	167	196	508	573
Total costs and expenses	11,981	12,297	40,849	36,659
Gain from insurance proceeds	—	—	—	383
Loss from operations	(12,342)	(9,976)	(35,503)	(13,498)
Other income, net	327	236	844	536
Net loss and comprehensive loss	$(12,015)	$(9,740)	$(34,659)	$(12,962)
Net loss per share, basic and diluted	$(0.08)	$(0.07)	$(0.23)	$(0.10)
Weighted average shares outstanding, basic and diluted	153,096	138,930	149,767	134,728
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2018	—	$—	144,292,739	$144	$416,014	$(373,042)	$43,116
Stock-based compensation	—	—	—	—	1,090	—	1,090
Issuance of common stock	—	—	3,825,000	4	5,603	—	5,607
Issuance of common stock under equity compensation plan	—	—	158,494	—	(69)	—	(69)
Net comprehensive loss	—	—	—	—	—	(12,956)	(12,956)
Balance at March 31, 2019	—	—	148,276,233	148	422,638	(385,998)	36,788
Stock-based compensation	—	—	—	—	1,152	—	1,152
Issuance of common stock, net	—	—	3,350,000	4	5,102	—	5,106
Issuance of common stock under equity compensation plan	—	—	151,518	—	(107)	—	(107)
Net comprehensive loss	—	—	—	—	—	(9,688)	(9,688)
Balance at June 30, 2019	—	—	151,777,751	152	428,785	(395,686)	33,251
Stock-based compensation	—	—	—	—	1,309	—	1,309
Issuance of common stock	—	—	3,300,000	3	4,572	—	4,575
Issuance of common stock under equity compensation plan	—	—	188,969	—	(118)	—	(118)
Net comprehensive loss	—	—	—	—	—	(12,015)	(12,015)
Balance at September 30, 2019	—	$—	155,266,720	$155	$434,548	$(407,701)	$27,002

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2017	—	$—	122,077,453	$122	$373,884	$(350,630)	$23,376
Stock-based compensation	—	—	—	—	813	—	813
Issuance of warrant to Healios at fair value	—	—	—	—	5,300	—	5,300
Issuance of common stock, net of issuance cost	—	—	3,750,000	4	5,412	—	5,416
Issuance of common stock to Healios, net of issuance costs	—	—	12,000,000	12	20,983	—	20,995
Issuance of common stock under equity compensation plan	—	—	131,092	—	(84)	—	(84)
Cumulative effect of accounting change	—	—	—	—	—	1,871	1,871
Net comprehensive loss	—	—	—	—	—	(10,155)	(10,155)
Balance at March 31, 2018	—	—	137,958,545	138	406,308	(358,914)	47,532
Stock-based compensation	—	—	—	—	824	—	824
Issuance of common stock, net of issuance cost	—	—	500,000	1	1,214	—	1,215
Issuance of common stock to Healios, net of issuance costs	—	—	—	—	(149)	—	(149)
Issuance of common stock under equity compensation plan	—	—	125,128	—	(106)	—	(106)
Net comprehensive income	—	—	—	—	—	6,933	6,933
Balance at June 30, 2018	—	—	138,583,673	139	408,091	(351,981)	56,249
Stock-based compensation	—	—	—	—	1,096	—	1,096
Issuance of common stock, net of issuance cost	—	—	1,500,000	1	2,841	—	2,842
Issuance of common stock under equity compensation plan	—	—	153,605	—	(110)	—	(110)
Net comprehensive loss	—	—	—	—	—	(9,740)	(9,740)
Balance at September 30, 2018	—	$—	140,237,278	$140	$411,918	$(361,721)	$50,337
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities
Net loss	$(34,659)	$(12,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	508	573
Stock-based patent license and settlement expense	—	315
Stock-based compensation	3,551	2,733
Discount on revenue from issuance of warrant	—	1,080
Deferred revenue from prior period	—	(250)
Changes in operating assets and liabilities:
Accounts receivable	247	13
Accounts receivable from Healios - billed and unbilled	3,333	(7,069)
Prepaid expenses, deposits and other	991	(1,743)
Accounts payable and accrued expenses	151	5,335
Accounts payable to Healios	792	—
Deferred revenue - Healios	(323)	996
Advances and deposits from Healios	236	2,195
Net cash used in operating activities	(25,173)	(8,784)
Investing activities
Purchases of equipment	(434)	(1,369)
Net cash used in investing activities	(434)	(1,369)
Financing activities
Proceeds from issuance of common stock, net	15,314	8,258
Proceeds from issuance of common stock to Healios, net	—	20,847
Shares retained for withholding tax payments on stock-based awards	(320)	(301)
Net cash provided by financing activities	14,994	28,804
(Decrease) increase in cash and cash equivalents	(10,613)	18,651
Cash and cash equivalents at beginning of the period	51,059	29,316
Cash and cash equivalents at end of the period	$40,446	$47,967
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Nine- Month Periods Ended September 30, 2019 and 2018

1. Background and Basis of Presentation
Background: We are an international biotechnology company that is focused primarily in the field of regenerative medicine and operate in one business segment. Our operations consist of research and clinical-stage product development activities.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $407.7 million at September 30, 2019. We will require additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing and potential product launch. At September 30, 2019, we had available cash and cash equivalents of $40.4 million. On November 5, 2019, we entered into a new three-year equity facility with $100.0 million of availability, pursuant to which we will have the ability to sell under in the near term once the related resale registration statement that we will file with the Securities and Exchange Commission (“SEC”) is declared effective. We believe that our cash on hand, expected cash receipts primarily attributed to our collaboration with HEALIOS K.K. (“Healios”) and proceeds from our equity facilities are sufficient to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. In the longer term, we will have to continue to generate additional capital to meet our needs through new and existing collaborations and related license fees and milestones, the sale of equity securities from time to time including through our equity facilities, grant-funding opportunities, deferring certain discretionary costs and staging certain development costs, as needed.
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
2. Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and subsequently issued additional guidance that modified ASU 2016-13. ASU 2016-13 and the subsequent modifications are identified as Accounting Standards Codification (“ASC”) 326. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard is currently effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years although the FASB has tentatively decided to defer the effective date for smaller reporting companies for three years. Early adoption is permitted. We are currently assessing the effect that ASC 326 will have on our financial position, results of operations and disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for the annual and interim periods beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements, and we do not intend to early adopt.

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
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (“Topic 808”): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update: (i) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account and in those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements; (ii) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and (iii) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The provisions of ASU 2018-18 are effective for years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this clarifying guidance, but do not expect it to materially impact our financial statements.
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
We elected certain practical expedients as part of the adoption, which allow us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the short-term lease recognition exemption for all leases that qualify and will not recognize ROU assets or lease liabilities for those leases. Lastly, we elected to separate lease and non-lease components only for contract manufacturing assets based on an assessment of the contract terms. We did not separate lease and non-lease components for all other existing asset classes. Most leases do not contain an implicit discount rate, therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.
Our facilities leases contain one or more options to renew after the noncancellable term. The exercise of lease renewal options is not reasonably certain upon lease commencement and is at management's sole discretion. Our ROU assets are included within deposits and other in our unaudited condensed consolidated balance sheet at September 30, 2019. Associated lease liabilities are included in accrued expenses and other, and other long-term liabilities in our unaudited condensed consolidated balance sheet at September 30, 2019. Lease expense for lease payments is recognized on a straight-line basis over the lease term within loss from operations on the unaudited condensed consolidated statements of operations and comprehensive loss. Payments for certain lease agreements are adjusted annually for changes in an index or rate. We had no finance leases, residual value guarantees, restrictive covenants, subleases or sale leasebacks at September 30, 2019.
As of September 30, 2019, ROU assets and lease liabilities were each $0.6 million. The weighted-average remaining term for lease contracts was 1.6 years at September 30, 2019, with maturities ranging from nine months to 53 months. The weighted-average discount rate was 5.3% at September 30, 2019. We paid $0.1 million and $0.4 million for operating leases included in the measurement of lease liabilities during the three- and nine-month periods ended September 30, 2019, respectively.
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

Lease Costs
The table below presents certain information related to the lease costs (in thousands) for operating leases as of September 30, 2019:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$123	$365
Short-term lease cost	15	37
Variable lease cost (1)	151	309
Total lease cost	$289	$711
(1) Includes lease components from our third-party manufacturing agreements.
Undiscounted Cash Flows
The following table summarizes future minimum lease payments (in thousands) for noncancellable operating leases as of September 30, 2019:

2019 (1)	$121
2020	403
2021	102
2022	15
2023	12
Thereafter	2
Total minimum lease payments	655
Less: amount of lease payments representing interest	29
Present value of operating lease liabilities	$626
(1) Excluding the nine months ended September 30, 2019.
4. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.
We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. In connection with the purchase of shares of our common stock by Healios in March 2018, a warrant was issued to Healios (the “Healios Warrant”) to purchase up to 20,000,000 shares of common stock (the “Warrant Shares”), of which 16,000,000 Warrant Shares expired as of June 30, 2019 prior to being exercisable. The exercise price of Healios' remaining 4,000,000 Warrant Shares is contractually stated to exceed the market price and is therefore anti-dilutive as of September 30, 2019. Refer to Note 7 for additional details.
The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock-based awards	16,536	12,600	16,536	12,600
Healios Warrant – see Note 7	4,000	20,000	4,000	20,000
Total	20,536	32,600	20,536	32,600

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
The pricing for certain product supply provided to Healios is driven off of the underlying cost per dose over the entire life of the agreement and is subject to variability as those costs change. During our evaluation of variable consideration in the third quarter of 2019, we determined that the estimated transaction price decreased due to a reduction in the underlying cost per dose of the product supply occurring during the quarter. We estimate the cost per dose for the life of the contract taking into consideration historical experience of our contract manufacturers and anticipated changes to production yields and other factors. During the third quarter of 2019, the price per dose from our contract manufacturers decreased for the first time under this arrangement. As such, we reduced the expected transaction price to the current estimated value and applied the reduction to the undelivered elements of the overall arrangement at the time this product supply performance obligation originated. Furthermore, unrelated to the cost per dose changes, the number of doses of clinical product requested by Healios was amended, and our revenues were further reduced during the period. These reductions collectively exceeded the amount of revenue generated during the quarter, resulting in negative contract revenue from Healios in the third quarter of 2019.
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

The remaining transaction price for the performance obligations that were not yet delivered amounted to $0.8 million at September 30, 2019, which is expected to be recognized within one year as the goods and services are delivered. At September 30, 2019, the contract liability, included in Deferred Revenue - Healios on the unaudited condensed consolidated balance sheets, is properly classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
Deposit from Healios
In connection with the June 2018 expansion, Healios obtained an exclusive, time-limited right of first negotiation (“ROFN Period”) to enter into an option for a license to develop and commercialize certain MultiStem treatments in China. In December 2018, the ROFN Period was extended to June 30, 2019 in exchange for a $2.0 million nonrefundable payment from Healios, which was recorded as a deposit from Healios on the unaudited condensed consolidated balance sheet until June 2019, when the ROFN Period expired. In June 2019, this extension payment was included in the transaction price of the overall Healios arrangement and was allocated to the performance obligations as of the related June 2018 expansion. As a result, $1.9 million of the extension payment was recognized as revenue in June 2019 and the remaining $0.1 million is being recognized as the remaining performance obligations are delivered.
Advance from Healios
In 2017, in connection with our amendment to the clinical supply agreement to clarify the cost-sharing arrangement, the proceeds from Healios that relate specifically to the cost-sharing arrangement may either (i) result in a reduction in the proceeds we receive from Healios upon the achievement of two potential milestones and an increase to a commercial milestone under the license agreement for stroke or (ii) be repaid to Healios at our election, as defined. The cost-sharing proceeds received are recognized in Advance from Healios on the unaudited condensed consolidated balance sheet until the earlier of the milestones being achieved or such amounts being repaid to Healios at our election, at which time, the culmination of the earnings process or the repayment will be complete.
Disaggregation of Revenues
We recognize license-related amounts, including upfront payments, exclusivity fees, additional disease indication fees and milestones at a point in time when earned. Similarly, product supply revenue is recognized at a point in time, while service revenue (e.g., technology transfer) is recognized when earned over time. As noted above, during the third quarter of 2019, we had certain variable consideration that decreased under the arrangement, which resulted in negative contract revenue from Healios in the third quarter of 2019. While the reduction in variable consideration during the 2019 third quarter related to product supply, the reduction was applied to the undelivered elements of the overall arrangement at the time the product supply performance obligation originated, and therefore impacted service revenue for the quarter, as well.

The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$(62)	$—	$209	$—
Service revenue	—	(306)	—	1,697
Other contract revenue	—	—	1	—
Total disaggregated revenues	$(62)	$(306)	$210	$1,697

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
License fee revenue	$1,624	$—	$17,682	$—
Product supply revenue	1,809	—	651	—
Service revenue	—	1,833	—	2,676
Other contract revenue	—	—	251	—
Total disaggregated revenues	$3,433	$1,833	$18,584	$2,676
6. Stock-based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorizes an aggregate of approximately 18,500,000 shares of common stock for awards to employees, directors and consultants. The EICP was approved in June 2019 and replaced our prior long-term incentive plan. In the three-month period ended September 30, 2019, we granted 93,192 stock options to our employees. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards.
As of September 30, 2019, a total of 13,826,627 shares were available for issuance under our EICP, and stock-based awards to purchase 16,535,960 shares of common stock were outstanding under our current and former equity incentive plans. For the three-month periods ended September 30, 2019 and 2018, stock-based compensation expense was approximately $1.3 million and $1.1 million, respectively. At September 30, 2019, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $10.3 million, which is expected to be recognized by the end of 2023 using the straight-line method.
7. Stockholders’ Equity
Equity Issuance—Healios
In March 2018, in connection with a planned collaboration expansion, Healios purchased 12,000,000 shares of our common stock for $21.1 million, or approximately $1.76 per share, and the Healios Warrant to purchase up to an additional 20,000,000 shares. In connection with this investment, we entered into an Investor Rights Agreement that governs certain rights of Healios and us relating to Healios’ ownership of our common stock. As a result of Healios’ investment, Healios became a related party, and the transactions with Healios are separately identified within these financial statements as related party transactions.
At the time of the investment in March 2018, the 20,000,000 Warrant Shares would not become exercisable until the planned collaboration expansion was completed, which at that time included an option to commercialize in China. At the time of the June 2018 expansion, however, the parties had not reached agreement on the option so Athersys agreed to provide Healios with a right of first negotiation with respect to the option, and therefore, the parties bifurcated the Healios Warrant so that 4,000,000 Warrant Shares became exercisable with the June 2018 expansion and the remaining 16,000,000 Warrant Shares would only become exercisable if Healios agreed to execute an option for a license in China. As of June 30, 2019, 16,000,000 Warrant Shares were no longer exercisable and expired under the terms of the Healios Warrant, since an option for a license in China was not executed.
The 4,000,000 Warrant Shares are exercisable at the greater of $1.76 and a defined reference price, which is generally 110% of the average closing price per share of our common stock for the ten previous trading days. The 4,000,000 Warrant Shares may be terminated by us under certain conditions and are subject to a general expiration date in September 2020, as defined, and an exercise cap triggered at Healios’ ownership of 19.9% of our common stock.
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
Equity Purchase Agreement
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC (“Aspire Capital”) that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in February 2018 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2018 equity facility are similar to the previous equity facilities with Aspire Capital, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in February 2018 and filed a registration statement for the resale of 24,700,000 shares of common stock in connection with the equity facility. Also, in connection with this equity facility, in February 2018, Aspire Capital invested $1.0 million in us at $2.00 per share of common stock.
On November 5, 2019, we entered into a new equity facility to replace the current facility once we begin to sell under the new facility, which new equity facility will provide us with access to up to $100.0 million to support operational and other initiatives over the next several years. The terms of the 2019 equity facility are similar to the previous equity facilities with Aspire Capital, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019 and intend to register the resale of our common stock under the Securities Act of 1933 in connection with this facility.
We sold 3,300,000 shares to Aspire Capital at an average price of $1.39 in the third quarter of 2019, generating proceeds of $4.6 million, and sold 10,475,000 shares to Aspire Capital at an average price of $1.46 per share during the nine months ended September 30, 2019, generating proceeds of $15.3 million. We sold 1,500,000 shares to Aspire Capital at an average price of $1.90 in the third quarter of 2018, generating proceeds of $2.9 million, and sold 4,800,000 shares to Aspire Capital at an average price of $1.74 per share during the nine months ended September 30, 2018, generating proceeds of $8.4 million.
Open Market Sale Agreement
In May 2019, we entered into an open market sale agreement with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. The shares would be offered and sold pursuant to our effective “shelf” registration on Form S-3 that is on file with the SEC. As of September 30, 2019, we did not sell any shares of our common stock under this agreement.

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
•Acute Respiratory Distress Syndrome, or ARDS: In January 2019, we announced summary results from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. The study results continue to demonstrate a predictable and well-tolerated safety profile with no new safety signals identified associated with MultiStem treatment. Importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the first month following diagnosis in the MultiStem-treated patient group compared to the placebo group. Furthermore, inflammatory markers/cytokines were lower in the MultiStem treatment group than the placebo group. We will continue to evaluate the data as the one-year follow-up period is completed for all patients in the trial and may present additional results after further analyses. Also, Healios initiated a clinical trial for patients with pneumonia-induced ARDS, which is referred to as the ONE-BRIDGE study, which began enrolling patients in April 2019.
•Trauma: We have previously announced with University of Texas Health Science Center at Houston, or UTHealth, our plans to conduct a Phase 2 clinical trial evaluating MultiStem cell therapy for early treatment and prevention of complications after severe traumatic injury. This first-ever study of a cell therapy for treatment of a wide range of traumatic injuries is intended to be conducted at Memorial Hermann-Texas Medical Center, one of the busiest Level 1 trauma centers in the United States. The study has grant support from the Medical Technology Enterprise Consortium and the Memorial Hermann Foundation. We intend to provide the clinical product for the conduct of the trial, as well as regulatory and operational support. We and UTHealth are in the preparation stage for this study.

•Acute Myocardial Infarction, or AMI: We have been conducting a double-blind, sham-controlled Phase 2 clinical study in the United States for the administration of MultiStem cell therapy to patients that have suffered a heart attack. In a previously completed Phase 1 clinical study, the results demonstrated tolerability and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. Enrollment in the Phase 2 clinical study has been a challenge due in part to changes in standard of care. Due to the substantial enrollment challenges and the difficulties in addressing them and priorities in other clinical areas, we have elected to suspend the study for the time being and determine what has been learned. We will reconsider our development strategy before proceeding further.
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
In addition to our manufacturing efforts, in other areas we are stepping up our planning and preparations for the potential commercialization of our MultiStem product candidate. We are advancing our strategies for market access and reimbursement, working with third party experts to plan and undertake initiatives to position the product appropriately and effectively communicate to payors its value to them and patients. We are developing our go-to-market strategies, which could include third-party marketing partners in certain areas and the creation of a commercial sales force in other areas. We are also working with outside experts to develop proprietary solutions to the unique requirements related to the cell therapy supply chain and clinical site logistics. For example, working with an outside partner, we have been developing a proprietary cryogenic system designed to securely store and dispense our product in hospital pharmacies or other suitable clinical locations. Our intention is to be prepared to enable commercialization as soon as reasonably possible following successful completion of pivotal studies, application and approval by regulators.
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
In connection with an equity investment in us made by Healios in March 2018, Healios has a warrant to purchase 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $1.76 per share, and the warrants generally expire in September 2020. While we may generate proceeds from this warrant in the future, no warrants have been exercised as of September 30, 2019.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, which have provided us the ability to sell shares to Aspire Capital from time to time. We have an agreement with Aspire Capital that we entered into in February 2018 and includes Aspire Capital's commitment to purchase up to an aggregate of $100.0 million of shares of common stock over a three-year period. The terms of the 2018 equity facility are similar to the equity facilities with Aspire Capital, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in February 2018 and filed a registration statement for the resale of 24,700,000 shares of common stock in connection with the new equity facility. Also, in connection with the new equity facility, Aspire Capital invested $1.0 million to purchase 500,000 shares of common stock at $2.00 per share.
During the quarter ended September 30, 2019, we sold 3,300,000 shares of common stock to Aspire Capital at an average price of $1.39 per share. During the quarter ended September 30, 2018, we sold 1,500,000 shares of common stock to Aspire Capital at an average price of $1.90 per share.
On November 5, 2019, we entered into a new equity facility to replace the current facility once we have the ability to sell under the new facility, which will provide us with access to up to $100.0 million to support operational and other initiatives over the next several years. The terms of the 2019 equity facility are similar to the previous equity facilities with Aspire Capital, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019 and intend to register the resale of our common stock under the Securities Act of 1933, or the Securities Act, in connection with this facility.
On May 30, 2019, we entered into an open market sale agreement with Jefferies as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. The shares would be offered and sold pursuant to our effective “shelf” registration on Form S-3 that is on file with the Securities and Exchange Commission, or SEC. As of September 30, 2019, we did not sell any shares of our common stock under this agreement.
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

Three Months Ended September 30, 2019 and 2018
Revenues. Revenues were negative $0.4 million for the three months ended September 30, 2019 compared to $2.3 million for the three months ended September 30, 2018. Revenues from our collaboration with Healios were negative $0.4 million in the third quarter of 2019 compared to $1.9 million for the same period last year. During our evaluation of variable consideration in the third quarter of 2019, we determined that the estimated transaction price decreased due to a reduction in the underlying cost per dose of the product supply occurring during the quarter. Furthermore, the number of doses of clinical product requested by Healios was amended, and our revenues were further reduced during the period. These reductions collectively exceeded the amount of revenue generated during the third quarter of 2019, resulting in negative revenue.
Royalty revenue from RTI ceased late in 2018 upon its decision to discontinue distribution of the licensed product. Our revenues are generally derived from license fees, manufacturing-related activities for Healios, other contract revenue from collaborations and grant revenue.
Research and Development Expenses. Research and development expenses decreased to $8.9 million for the three months ended September 30, 2019 from $9.5 million for the comparable period in 2018. The $0.6 million net decrease is associated with decreases in clinical trial and manufacturing process development costs of $1.1 million and license fees of $0.2 million, with such decreases partially offset by increases in personnel costs of $0.2 million, outside services of $0.2 million, stock compensation costs of $0.2 million and consulting costs of $0.1 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for trials and manufacturing process development projects, and we expect our annual 2019 clinical development costs to increase as compared to 2018. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $3.0 million for the three months ended September 30, 2019 compared to $2.6 million in the comparable period in 2018. The $0.4 million increase was primarily due to increased legal and professional fees, outside services and stock compensation costs. We expect our annual 2019 general and administrative expenses to increase compared to 2018.
Depreciation. Depreciation expense was consistent at $0.2 million for the three months ended September 30, 2019 and September 30, 2018, respectively. We expect that our annual depreciation will remain relatively consistent in 2019 compared to 2018.
Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.
Nine Months Ended September 30, 2019 and 2018
Revenues. Revenues were $5.3 million for the nine months ended September 30, 2019 compared to $22.8 million in the nine months ended September 30, 2018. Contract revenues from our collaboration with Healios decreased $15.7 million period-over-period, as the 2018 period included the impact of our collaboration expansion in June 2018 and the 2019 period included reductions in variable consideration under our Healios arrangement that occurred in the third quarter of 2019.
Research and Development Expenses. Research and development expenses increased to $31.4 million for the nine months ended September 30, 2019 from $28.5 million in the comparable period in 2018. The $2.9 million net increase is associated with increases in manufacturing process development and clinical and preclinical costs of $1.5 million, personnel costs of $1.0 million, research supplies of $0.3 million, stock compensation costs of $0.5 million and consulting costs of $0.4 million. These increases were partially offset by a decrease in license fee expense of $0.8 million. The increase in our clinical and preclinical expenses during the period is primarily a result of increased clinical product manufacturing costs, a portion of which are invoiced to Healios, our ongoing Phase 3 stroke clinical study, and process development activities to support large-scale manufacturing. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $8.9 million for the nine months ended September 30, 2019 from $7.6 million in the comparable period in 2018. The increase of $1.3 million was due primarily to increases in stock compensation costs, legal and professional fees, consulting services and other outside services compared to the same period in 2018.

Depreciation. Depreciation expense of $0.5 million for the nine months ended September 30, 2019 was slightly lower compared to $0.6 million for the comparable period in 2018.
Gain from Insurance Proceeds. In 2018, we received the final installment of $0.4 million of insurance proceeds from a flood that occurred in 2016.
Other Income, net. Other income, net, was $0.8 million for the nine-month period ended September 30, 2019 and $0.5 million for the comparable 2018 period, and is typically comprised of interest income and expense, and foreign currency gains and losses.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At September 30, 2019, we had $40.4 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $407.7 million at September 30, 2019. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We use all of our sources of capital to develop our technologies, to discover and develop therapeutic product candidates, develop business collaborations and to acquire certain technologies and assets.
In the first quarter of 2019, we received the final $2.5 million quarterly installment payment in connection with the June 2018 expansion of our collaboration with Healios. We are also entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. We also receive payments from Healios for clinical product supply and other manufacturing-related services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.
In connection with an equity investment in us made by Healios in March 2018, Healios has a warrant to purchase 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $1.76 per share, and the warrants generally expire in September 2020. While we may generate proceeds from this warrant in the future, no warrants have been exercised as of September 30, 2019.
We have had an equity purchase arrangement in place with Aspire Capital since 2011, through two-to-three-year equity facilities, each with similar terms. We have a facility with Aspire Capital that was entered into in February 2018 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined time frame, and a $1.0 million investment to purchase 500,000 shares of our common stock. During the quarter ended September 30, 2019, we sold 3,300,000 shares to Aspire Capital at an average price of $1.39 per share. During the quarter ended September 30, 2018, we sold 1,500,000 shares to Aspire Capital at an average price of $1.90 per share.
On November 5, 2019, we entered into a new equity facility to replace the current facility once we begin to sell under the new facility, which new equity facility will provide us with access to up to $100.0 million to support operational and other initiatives over the next several years. The terms of the 2019 equity facility are similar to the previous equity facilities with Aspire Capital, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019 and intend to register the resale of our common stock under the Securities Act of 1933 in connection with this facility.
On May 30, 2019, we entered into an open market sale agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. As of September 30, 2019, we did not sell any shares of our common stock under this agreement.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. We intend to generate additional funding to meet our needs through business development and other transactions, collaborator achievement of milestones under our agreements, grant-funding activities, and other activities. At September 30, 2019, we had available cash and cash equivalents of $40.4 million, and we intend to meet our short-term liquidity needs with available cash. Over the longer term, we will continue to make use of available cash, and additionally, we may raise capital from time to time through our equity purchase arrangements, subject to any volume and price limitations, and equity offerings and warrant exercises. We may also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
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
Cash Flow Analysis
Net cash used in operating activities was $25.2 million for the nine months ended September 30, 2019 compared to cash used of $8.8 million for the nine months ended September 30, 2018. Net cash used in operating activities in the nine months ended September 30, 2018 included the favorable impact of our collaboration expansion with Healios in June 2018. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposit balances from period-to-period.
Net cash used by investing activities was $0.4 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. The fluctuations over the periods were due to timing of equipment purchases primarily for our manufacturing process development activities. We expect that our capital equipment expenditures for 2019 will be lower than our purchases in 2018.
Financing activities provided cash of $15.0 million for the nine months ended September 30, 2019 primarily from the issuance of common stock to Aspire Capital under our equity purchase agreement, net of shares retained for withholding tax payments on stock-based awards. Financing activities provided cash of $28.8 million for the nine months ended September 30, 2018, which included a $21.1 million investment in us by Healios, as well as proceeds from the issuance of common stock to Aspire Capital under our equity purchase agreement, net of offering costs and shares retained for withholding tax payments on stock-based awards.
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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2019, we sold an aggregate of 3,300,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating aggregate proceeds of $4.6 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act. Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

Item 5.    Other Information
After market close on November 5, 2019, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $100.0 million of shares of our common stock over the term of the Purchase Agreement, which expires on February 1, 2023. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 350,000 shares of our common stock (the “Commitment Shares”).
Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, the resale of the shares of our common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.
Pursuant to the Purchase Agreement and the Registration Rights Agreement, we intend to register under the Securities Act the sale of 31,000,000 shares of our common stock, which includes the Commitment Shares and an additional 30,650,000 shares of common stock that we may issue to Aspire Capital after the registration statement referred to above (the “Registration Statement”) is declared effective under the Securities Act.
After the SEC has declared the Registration Statement effective, on any business day on which the closing sale price of our common stock equals or exceeds $0.50 per share, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 200,000 shares of our common stock per trading day, provided that the aggregate price of such purchase shall not exceed $500,000 per trading day, up to an additional $100 million of our common stock in the aggregate. The purchase price per Purchase Share pursuant to such Purchase Notice (the “Purchase Price”) is the lower of (i) the lowest sale price for our common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten (10) consecutive business days ending on the business day immediately preceding the purchase date of those securities. The applicable Purchase Price will be determined prior to delivery of any Purchase Notice.
The Purchase Agreement provides that the number of shares that may be sold pursuant to the Purchase Agreement shall be limited to 31,317,677 (the “Exchange Cap”), which represents 19.99% of our outstanding shares of common stock as of November 5, 2019, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market is obtained to issue more than 19.99%. This limitation shall not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the Purchase Agreement is equal to or greater than $1.3020, which was the average closing price of our common stock for the five trading days ending on November 5, 2019. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the NASDAQ Capital Market. If we elect to sell more than the Exchange Cap, we must first obtain the approval of our stockholders to do so, if necessary, and register under the Securities Act the sale of any additional shares we may elect to sell to Aspire Capital before we can put such additional shares to Aspire Capital under the Purchase Agreement.
In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount of at least 100,000 shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to a percentage (not to exceed 30%) of the aggregate shares of common stock traded on the NASDAQ Capital Market on the next business day (the “VWAP Purchase Date”), subject to a maximum number of shares determined by us (the “VWAP Purchase Share Volume Maximum”). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) shall be the lower of (i) the closing sale price on the date of sale and (ii) 95% of the volume weighted average price for our common stock traded on the NASDAQ Capital Market on (i) the VWAP Purchase Date if the aggregate shares to be purchased on that date does not exceeded the VWAP Purchase Share Volume Maximum and the sale price of our common stock has not fallen below the price set by us in the VWAP Purchase Notice (the “VWAP Minimum Price Threshold”) (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend stock split, reverse stock split or other similar transaction), or (ii) the portion of such business day until such time as the aggregate shares to be purchased will equal the VWAP Purchase Share Volume Maximum. Further, if the sale price of our common stock falls on the VWAP Purchase Date below the greater of (i) 90% of the closing price of our common stock on the business day immediately preceding the VWAP Purchase Date or (ii) the VWAP Minimum Price Threshold, the VWAP Purchase Price will be determined using the percentage in the VWAP Purchase Notice of the total shares traded for such portion of the VWAP Purchase Date prior to the time that the sale price of our common stock fell below the VWAP Minimum Price Threshold and the volume weighted average price of our common stock sold during such portion of the VWAP Purchase Date prior to the time that the sale price of our common stock fell below the VWAP Minimum Price Threshold.
The Floor Price and the respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or other similar transaction. Additionally, the Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the Purchase Agreement if such shares proposed to be issued and sold, when aggregated with all other shares of our common stock that Aspire Capital and its affiliates beneficially own, would result in Aspire Capital and its affiliates beneficially owning more than 19.99% of our then issued and outstanding common stock.
There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us. Also, Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging, which establishes a net short position with respect to our common stock during any time prior to the termination of the Purchase Agreement.
The Purchase Agreement provides for customary events of default, upon the occurrence of which Aspire Capital may terminate the Purchase Agreement. Such events of default include, without limitation:

•
the lapse, or unavailability to Aspire Capital for the sale of shares of our common stock, of any registration statement that is required to be maintained effective pursuant to the terms of the Registration Rights Agreement, subject to specified cure periods;

•	the suspension from trading or failure of our common stock to be listed on a Principal Market (as defined in the Purchase Agreement) for a period of three consecutive business days;

•
the delisting of our common stock from the Principal Market, provided our common stock is not immediately thereafter trading on the New York Stock Exchange, the NYSE American, the NASDAQ Global Select Market, the NASDAQ Global Market, or the NASDAQ Capital Market;

•	the failure for any reason by our transfer agent to issue Purchase Shares to Aspire Capital within five business days after the applicable Purchase Date that Aspire Capital is entitled to receive;

•	if any proceeding against us is commenced pursuant to or within the meaning of any bankruptcy law;

•	if at any time the number of shares sold pursuant to the Purchase Agreement exceeds the Exchange Cap, if applicable, unless and until stockholder approval is obtained; and

•
any breach by us of the representations, warranties, covenants or other term or condition contained in the Purchase Agreement or any related agreements that would reasonably be expected to have a material adverse effect except, in the case of a breach of a covenant which is reasonably curable, only if such breach continues for a period of at least five business days.

The issuance of the Commitment Shares and all other shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement is exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
The foregoing is a summary description of certain terms of the Purchase Agreement and the Registration Rights Agreement. For a full description of all terms, please refer to copies of the Purchase Agreement and the Registration Rights Agreement that are filed herewith as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference. All readers are encouraged to read the entire text of the Purchase Agreement and the Registration Rights Agreement.

Item 6.    Exhibits.

Exhibit No.	Description

10.1	Common Stock Purchase Agreement, dated as of November 5, 2019, by and between Athersys, Inc. and Aspire Capital Fund, LLC

10.2	Registration Rights Agreement, dated as of November 5, 2019, by and between Athersys, Inc. and Aspire Capital Fund, LLC

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Laura K. Campbell, Senior Vice President of Finance, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATHERSYS, INC.

Date: November 6, 2019	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Laura K. Campbell
Laura K. Campbell
Senior Vice President of Finance
(principal financial and accounting officer authorized to sign on behalf of the registrant)