Form 10-K
period 2019-12-31
ATHERSYS, INC / NEW
filed 2020-03-16
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value at June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, of shares of the registrant’s common stock (based upon the closing price per share of $1.68 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $218.6 million.
The registrant had 164,146,585 shares of common stock outstanding on March 13, 2020.
Documents Incorporated By Reference.
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the 2020 annual meeting of stockholders.

ATHERSYS, INC.

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “Athersys,” “us,” “our,” “we” or “the Company” mean Athersys, Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS
We are an international biotechnology company that is focused primarily in the field of regenerative medicine. We are committed to the discovery and development of best-in-class therapies designed to extend and enhance the quality of human life and have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple disease areas. Our MultiStem® cell therapy, a patented and proprietary allogeneic stem cell product, is our lead platform product and is currently in clinical development. Our most advanced program is focused on the treatment of ischemic stroke, which is currently being evaluated in a registrational trial in Japan, and an ongoing Phase 3 clinical trial in North America under a Special Protocol Assessment, or SPA, and Europe. Our current clinical development programs are focused on treating critical care and other conditions where current standard of care is limited or inadequate for many patients. These represent major areas of clinical need, as well as substantial commercial opportunities.
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
The MultiStem product under development has the potential to be unique among regenerative medicine approaches because it has the potential to be manufactured on a large scale, may be administered in an “off-the-shelf” manner with minimal processing, and has the potential to augment healing by providing biological potency and therapeutic effects that other cell therapy approaches may not be able to achieve. Additionally, MultiStem treatment has consistently demonstrated good tolerability in both preclinical and clinical studies. Like conventional drugs and biologics, the product is cleared from the body over time, which we believe may enhance product safety relative to other types of stem cell therapy. While the product does not permanently engraft in the patient, the therapeutic effects of treatment with MultiStem cells appear to be durable based on both clinical and preclinical results.
We have evaluated the use of MultiStem cell therapy as a potential treatment in several disease areas. Working with an international network of leading investigators and prominent research and clinical institutions, and through our own internal efforts, we have explored the potential for MultiStem cell therapy to be used as a treatment of acute and chronic forms of neurological conditions or injury, inflammatory and immune disorders, certain pulmonary conditions, and cardiovascular disease. At present, we have advanced six MultiStem programs into clinical development, targeting areas of significant medical need and major commercial market opportunities.
As part of the U.S. Government’s response to the outbreak of the 2019 novel coronavirus, COVID-19, we have held discussions with and made presentations under the Medical Countermeasures TechWatch program to the Biomedical Advanced Research and Development Authority, or BARDA, and to the U.S. government interagency COVID-19 Medical Countermeasures task force led by BARDA that also included other relevant governmental agencies and public health institutions. As a result of this review, our program involving administration of MultiStem for the treatment of Acute Respiratory Distress Syndrome, or ARDS, was designated as highly relevant by the Medical Countermeasures TechWatch program. Following infection with COVID-19, or other viruses or pathogens that trigger severe pulmonary inflammation, ARDS can occur, resulting in significant morbidity or death. Discussions between Athersys and BARDA are continuing regarding the finalization and implementation of a potential collaboration.
Our lead program in the critical care area is our ongoing Phase 3 clinical trial to evaluate the potential for MultiStem treatment of patients who have suffered neurological damage from an ischemic stroke. The results from our completed Phase 2 study demonstrated favorable tolerability for MultiStem, consistent with the results from prior studies. Though the Phase 2 study did not achieve the primary endpoints for the intent-to-treat population, MultiStem treatment was associated with lower rates of mortality and life-threatening adverse events, infections and pulmonary events, and a reduction in hospitalization and time in the intensive care unit, or ICU. In addition, analyses show that patients who received MultiStem treatment earlier in the study’s treatment window (24 to 36 hours post-stroke, in accordance with the original study protocol) had better recovery in comparison to placebo. Furthermore, analysis of biomarker data obtained from samples of study subjects indicated that MultiStem treatment reduced post-stroke inflammation compared to placebo, and the results suggest that this effect was more pronounced for subjects who received MultiStem earlier within the treatment window. This effect is consistent with our hypothesis regarding mechanisms of action and related preclinical data, and with the clinical data suggesting faster and improved recovery for MultiStem-treated patients relative to current standard of care.
The one-year follow-up data from the Phase 2 trial demonstrated that MultiStem-treated subjects on average continued to improve through one year and had a significantly higher rate of “Excellent Outcome,” as defined below, compared to placebo subjects at one year when evaluating all of the intent-to-treat subjects enrolled in the study. Achievement of an Excellent Outcome is important because it means that a patient has substantially improved (i.e., receiving an “Excellent” score in each of the three clinical rating scales used to assess patient improvement) and has regained the ability to live and function independently with a high quality of life. The relative improvement in Excellent Outcome was even more pronounced in the study subjects who received MultiStem treatment within 36 hours of the stroke. If MultiStem cell therapy is proven effective in our ongoing Phase 3 registrational study and if it receives a marketing authorization from the United States Food and Drug Administration, or FDA, this treatment window and its favorable administration profile would make this therapy available to most ischemic stroke patients, in contrast to other therapies (e.g., tissue plasminogen activator, or tPA, or mechanical thrombectomy), which have shorter treatment windows or are limited to certain patients.
We have a collaboration with HEALIOS K.K., or Healios, to develop and commercialize MultiStem for the treatment of certain indications in Japan. Healios has a license to our technology and is responsible for the development and commercialization of MultiStem for ischemic stroke and ARDS in Japan on an exclusive basis, and we are responsible for the supply of clinical product to Healios. An expansion of our Healios collaboration in June 2018 included, among other things, an exclusive license to our technology for the development and commercialization of additional indications, including (i) ARDS in Japan as noted above, (ii) certain ophthalmological indications worldwide, (iii) the treatment of diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with cells derived from induced pluripotent stem cells, or iPSC, in Japan, and (iv) the use of MultiStem cells as part of Healios' organ bud technology on a global basis. In addition to up-front license fees received under our arrangement with Healios, we receive payments for product supply and other manufacturing services provided, as well as potential milestone achievement and royalties on net sales that vary among the licensed indications.
In March 2018, Healios purchased 12,000,000 shares of our common stock and a warrant to purchase additional shares of common stock for $21.1 million. The warrant for up to 4,000,000 shares is exercisable until September 2020.
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
While Healios is conducting its TREASURE study, our Phase 3 trial is ongoing in the United States, with plans to expand the study internationally. Following the completion of our Phase 2 trial, or MASTERS-1, we advanced our development efforts in North America and Europe by engaging in discussions with the FDA, the European Medicines Agency, or EMA, and other regulators. We received agreement from the FDA under a SPA for the design and planned analysis of our pivotal Phase 3 clinical study of MultiStem for ischemic stroke entitled, “MultiStem Administration for Stroke Treatment and Enhanced Recovery Study-2,” or MASTERS-2, meaning that the trial is adequately designed to support a Biologic License Application, or BLA, submission for registration if it is successful. The FDA also granted us Fast Track designation for our clinical product for the treatment of ischemic stroke. Such designation for a new biologic product means that the FDA will take such actions as are appropriate to expedite the development and review of our application to approve the product, and specifically, under Fast Track designation, the program becomes eligible for rolling submission, accelerated approval and priority review of the BLA, facilitating a timely regulatory review. This program subsequently received the Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA, which was established under the 21st Century Cures Legislation. The RMAT designation may be obtained for eligible cell therapy and other regenerative medicine and advanced therapies when the FDA agrees that preliminary clinical evidence indicates that the therapy has demonstrated the potential to effectively address unmet medical needs for a serious or life-threatening disease or condition. The RMAT designation is the equivalent of the non-regenerative medicine product's Breakthrough Therapy designation, and designated products benefit from all Breakthrough Therapy features. The designation enables sponsors to discuss with the FDA multidisciplinary strategic development plans, including expediting manufacturing development plans for commercialization to support priority review and accelerated approval. The design of MASTERS-2 has also received a Final Scientific Advice positive opinion from the EMA, representing the EMA’s agreement that successful results from the trial could result in registration and marketing approval of the MultiStem cell therapy. This positive opinion provides further alignment among the key regulators regarding potential commercialization of the MultiStem product upon success of this single pivotal trial.
We believe these designations could accelerate the development, regulatory review and subsequent commercialization of products like MultiStem cell therapy for ischemic stroke, if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness.
In January 2019 and January 2020, we announced summary results and one-year follow-up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. The study results provide further confirmation that the MultiStem treatment was well-tolerated and importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year.
In 2019, Healios initiated a clinical trial in Japan for patients with pneumonia-induced ARDS, which is referred to as the ONE-BRIDGE study, which is actively enrolling patients. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by pneumonia, sepsis, trauma or other events, and represents a major cause of morbidity and mortality in the critical care setting. It has significant implications, as it prolongs ICU and hospital stays and requires convalescence in the hospital and rehabilitation. There are limited interventions and no effective drug treatments for ARDS, making it an area of high unmet clinical need with high treatment costs. Given the high treatment costs of ARDS, a successful cell therapy could be expected to generate significant savings for the healthcare system by reducing days on a ventilator and in the ICU and importantly, could reduce mortality and improve quality of life for those suffering from the condition. ARDS affects annually approximately 400,000 - 500,000 patients collectively in Europe, the United States and Japan.
We are preparing with the University of Texas Health Science Center at Houston, or UTHealth, to conduct a clinical trial evaluating MultiStem cell therapy for early treatment and prevention of complications after severe traumatic injury. This first-ever study of a cell therapy for treatment of a variety of traumatic injuries is intended to be conducted at Memorial Hermann-Texas Medical Center, one of the busiest Level 1 trauma centers in the United States. The study has grant support from the Medical Technology Enterprise Consortium and the Memorial Hermann Foundation. We intend to provide the clinical product for the conduct of the trial, as well as regulatory and operational support. We and UTHealth are working to finalize a plan for the study and this patient population that is acceptable to the FDA.
In addition to these programs, we had been conducting a Phase 2 clinical study for the administration of MultiStem cell therapy to patients that have suffered an acute myocardial infarction, or AMI, more commonly referred to as a heart attack. This study was based in part on the favorable results of our previously completed Phase 1 clinical trial that demonstrated tolerability and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. However, enrollment in the Phase 2 clinical study was very challenging due in part to changes in the standard of care for the patients, and which limited the time window to obtain informed consent from eligible patients. Due to these challenges and the difficulties in addressing them, and priorities in other clinical areas, we elected in 2019 to suspend the study and determine what has been learned. We will evaluate our development strategy before proceeding further.
Additionally, in a completed Phase 1 clinical study, we evaluated the safety, efficacy and potential for MultiStem cell therapy to prevent or reduce graft-versus-host disease, or GvHD, and other complications, and to provide supportive care to patients undergoing a hematopoietic stem cell, or HSC, transplant to treat leukemia or certain other blood-borne cancers. Our MultiStem cell therapy for GvHD has been designated an orphan drug by both the FDA and the EMA for the prevention of GvHD, which may provide market exclusivity and other substantial potential incentives and benefits. Also, the MultiStem product was granted Fast Track designation by the FDA for prophylactic administration to prevent or minimize GvHD following HSC transplantation. Subsequently, our registration study design received a positive opinion from the EMA through the Protocol Assessment/Scientific Advice procedure. Furthermore, the proposed Phase 2/3 registration study received a SPA from the FDA. Based on the results of this study and data from other studies that we and our collaborator have conducted, we believe that MultiStem has therapeutic relevance in patients that have undergone radiation therapy and hematopoietic transplantation for the treatment of cancer, or that may have been exposed to radiation from other sources. Given advances in the treatment of patients with cancer, we have not moved forward with this study. Initiation of this trial would depend on the progress in other clinical trials, the achievement of certain business development and financial objectives, and the development and success of alternative treatment options for GvHD that would reduce the need for transplant procedures.
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
While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our Belgian subsidiary, ReGenesys BV, or ReGenesys, we are evaluating our cell therapy for use in treating disease and conditions in the animal health segment. We are actively pursuing partnership opportunities to further develop this program.
Our development approach has historically involved establishing collaborative relationships with leading research and clinical centers in the United States and internationally. This has enabled us to advance multiple programs in areas of defined unmet medical need in a resource efficient manner. Furthermore, by emphasizing the potential application of our technologies in areas of significant clinical need, we believe we are well positioned to utilize recent regulatory initiatives that are designed to promote the rapid and cost-effective development of innovative new therapies, and are actively pursuing such initiatives. These include recent programs in the United States and Europe being implemented by the FDA and the EMA involving existing and potentially broadened application of accelerated review and approval pathways, as well as the accelerated Regenerative Medicine regulatory framework in Japan that is designed to enable rapid conditional authorization of qualified regenerative medicine therapies. We believe such initiatives could accelerate the development and commercialization of products like MultiStem cell therapy, if clinical results demonstrate appropriate safety and therapeutic effectiveness, thereby increasing shareholder value. Japan’s Regenerative Medicine regulatory framework enacted in 2014 has already resulted in the commercial approval of multiple cell therapy products developed by other companies that we are aware of, along with coverage and reimbursement of those products, and we and Healios intend to utilize this framework.
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

•
Enter into Arrangements with Business Partners to Accelerate Development and Create Value. In addition to our internal development efforts, an important part of our strategy is to work with collaborators and partners to accelerate product development, reduce our development costs and broaden our commercial access. We have entered into licensing and collaborative arrangements with qualified partners to achieve these objectives. We anticipate that this strategy will help us to develop a portfolio of high-quality product development opportunities, enhance our clinical development and commercialization capabilities and increase our ability to generate value from our proprietary technologies. Historically, we have entered into licensing arrangements with companies such as Healios, Chugai Pharmaceutical Co., Ltd., Pfizer Inc., or Pfizer, Bristol-Myers Squibb Company, or Bristol-Myers Squibb, Johnson & Johnson, Wyeth Pharmaceuticals Inc. (now part of Pfizer), RTI Surgical, Inc., or RTI, and others. Licensing partnerships generate revenue and provide capital that helps enable us to advance our programs further in development.

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

•
Continue to Expand our Intellectual Property Portfolio. We have a broad intellectual property estate that covers our proprietary products and technologies, as well as methods of production and methods of use. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new technologies, applications and intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem cell therapy and other opportunities. We currently have over 350 patents related to our technologies, providing protection in the United States, Europe, Japan and other areas.

Our Current Programs
By applying our proprietary MultiStem cell therapy product, we established therapeutic product development programs treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease, and other conditions where the current standard of care is limited or inadequate for many patients. Our lead programs are focused in the critical care area, with treatment provided in hospitals often in intensive care situations. Our programs in the clinical development stage include the following:

•
Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. We initiated the study with a small number of high-enrolling sites and are bringing on additional sites over time in line with clinical product supply and clinical operations objectives. The MASTERS-2 study has received several regulatory distinctions including SPA, Fast Track designation and RMAT from the FDA, as well as a Final Scientific Advice positive opinion from the EMA, described further below. We believe these designations could accelerate the development, regulatory review and subsequent commercialization of products like MultiStem cell therapy for ischemic stroke, if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness.

We received agreement from the FDA under a SPA for the design and planned analysis of our MASTERS-2 pivotal Phase 3 trial. The SPA provides agreement from the FDA that the protocol design, clinical endpoints, planned conduct and statistical analyses encompassed in MASTERS-2 are sufficient to meet the objectives in support of a regulatory submission for approval of the MultiStem product for treating ischemic stroke patients if the trial is successful. The FDA has also granted us Fast Track designation for our clinical product for the treatment of ischemic stroke. Such designation for a new biologic product means that the FDA will take such actions as are appropriate to expedite the development and review of our application to approve the product, and specifically, under Fast Track designation, the program becomes eligible for rolling submission, accelerated approval and priority review of the BLA facilitating a timely regulatory review. The design of MASTERS-2 has also received a Final Scientific Advice positive opinion from the EMA, representing the EMA’s agreement that successful results from the trial could result in registration and marketing approval of the MultiStem cell therapy. This positive opinion provides further alignment among the key regulators regarding potential commercialization of the MultiStem product upon success of this single pivotal trial. We subsequently received RMAT designation from the FDA, which was established under the 21st Century Cures Act. The RMAT designation may be obtained for eligible cell therapy and other regenerative medicine and advanced therapies when the FDA agrees that preliminary clinical evidence indicates that the therapy has demonstrated the potential to effectively address unmet medical needs for a serious or life-threatening disease or condition. The RMAT designation is the equivalent of the non-regenerative medicine product's Breakthrough Therapy designation, and designated products benefit from all Breakthrough Therapy features. The designation enables sponsors to discuss with the FDA multidisciplinary strategic development plans, including expediting manufacturing development plans for commercialization to support priority review and accelerated approval.
Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in North America, Europe and certain other international locations who have suffered moderate to moderate-severe ischemic stroke. The enrolled subjects are receiving either a single intravenous dose of MultiStem cell therapy or placebo, administered within 18-36 hours of the occurrence of the stroke, in addition to the standard of care. The primary endpoint will evaluate disability using modified Rankin Scale, or mRS, scores at three months, comparing the distribution, or the “shift,” between the MultiStem treatment and placebo groups. The mRS shift analyzes patient improvement across the full disability spectrum, enabling recognition of improvements in disability and differences in mortality and other serious outcomes among strokes of different severities. The study will also assess Excellent Outcome (the achievement of mRS ≤1, NIHSS ≤1, and Barthel Index ≥95) at three months and one year as key secondary endpoints. Additionally, the study will consider other measures of functional recovery, biomarker data and clinical outcomes, including hospitalization, mortality and life-threatening adverse events, and post-stroke complications such as infection.
Healios’ ongoing TREASURE study in Japan is being conducted at hospitals in Japan that have extensive experience in providing care for stroke victims. Enrolled subjects are receiving either a single dose of MultiStem or placebo, administered within 18-36 hours of the occurrence of the stroke, in addition to standard of care in these 220 patients, randomized, double-blind, placebo-controlled trial. The study will evaluate patient recovery through approximately 90 days and at one year following initial treatment based on Excellent Outcome and other neurological, functional and clinical endpoints. The trial could lead to registration under Japan’s Regenerative Medicine regulatory framework, which is designed to enable rapid development of qualified regenerative medicine therapies by providing either conditional or full approval of qualified therapies. Under the new framework, Healios' ischemic stroke program has been awarded the SAKIGAKE designation by the PMDA, which is designed to expedite regulatory review and approval, and is analogous to Fast Track designation from the FDA. We look forward to completing both the MASTERS-2 and TREASURE trials and using the accelerated pathway afforded to us by the regulators in the United States, Europe and Japan upon study completion.

•
ARDS: In January 2019 and January 2020, we announced summary results and one-year follow-up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. The study results provide further confirmation of tolerability and importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. Furthermore, analysis of initial biomarker data reflects lower levels of inflammatory markers/cytokines following MultiStem treatment, an expected mechanism of action in this patient population. Based on the promising results, Athersys is planning for a registrational trial in this indication. In 2019, Healios initiated a clinical trial in Japan for patients with pneumonia-induced ARDS, referred to as the ONE-BRIDGE study, which is actively enrolling patients. We look forward to the results of this study.

•
Trauma: We are preparing with UTHealth to conduct a clinical trial evaluating MultiStem cell therapy for early treatment and prevention of complications after severe traumatic injury. This first-ever study of a cell therapy for treatment of a wide range of traumatic injuries is intended to be conducted at Memorial Hermann-Texas Medical Center, one of the busiest Level 1 trauma centers in the United States. The study has grant support from the Medical Technology Enterprise Consortium and the Memorial Hermann Foundation. We intend to provide the clinical product for the conduct of the trial, as well as regulatory and operational support. We and UTHealth are working to finalize a plan for the study and this patient population that is acceptable to the FDA.

•
AMI: We were conducting a Phase 2 clinical study for the administration of MultiStem cell therapy to patients that have suffered a heart attack. This study was based in part on the favor results of our previously completed Phase 1 clinical study that demonstrated that the MultiStem therapy was well tolerated and showed encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. However, enrollment in the Phase 2 clinical study was very challenging due in part to changes in the standard of care for the patients. Due to these challenges and the difficulties in addressing them, and priorities in other clinical areas, we elected in 2019 to suspend the study and determine what has been learned. We will evaluate our development strategy before proceeding further.

•
HSC Transplant / GvHD: Currently, this program is staged for future registration-directed development, which depends on the success and impact of potential alternative therapies for treating the underlying conditions leading to transplant, as well as other business and financial considerations. Following our completed Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers, in which patients undergo radiation therapy and then receive a HSC transplant, we were granted orphan drug designation by the FDA and the EMA for MultiStem treatment in the prevention of GvHD, and the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following HSC transplantation. Subsequently, our registration study design received a positive Scientific Advice opinion from the EMA and a SPA designation from the FDA, and we may pursue this study at the appropriate time.

While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our wholly-owned subsidiary, ReGenesys, we are also evaluating our cell therapy for use in treating diseases and conditions in the animal health area. We have demonstrated in preclinical animal health models that our cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from conditions with unmet medical need. We are actively pursuing partnership opportunities to further develop this program.
We are engaged in preclinical development and evaluation of MultiStem cell therapy in other indications for human health, as well as certain indications in the animal health field, and we conduct such work both through our own internal research efforts and through a broad global network of collaborators. We also engage in discussions with third parties about collaborating in the development of MultiStem cell therapy for various programs and/or various geographic territories and may enter into one or more business partnerships to advance these programs over time. We may also elect to develop certain programs independently.
While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. Until such time as we can manufacture products ourselves in accordance with good manufacturing practices, we will continue to rely on third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales.
We have a collaboration with Healios that covers MultiStem cell therapy for ischemic stroke and ARDS in Japan and the use of our technology for Healios’ organ bud program targeted to liver disease and other indications, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with iPSC-derived cells. We provide manufacturing services and supply Healios with clinical product for the licensed indications, and in the event that we fail to perform our responsibilities to supply product to Healios, then under certain circumstances, we may be required to grant Healios a license to make the product solely for use in its licensed fields and territories.
Regenerative Medicine Programs
MultiStem — A Novel Therapeutic Modality
We are developing our MultiStem cell therapy, a proprietary non-embryonic, allogeneic stem cell product candidate, that we believe has potential utility for treating a broad range of diseases and could have widespread application in the field of regenerative medicine. Unlike traditional bone marrow transplants or other stem cell therapies, MultiStem cells may be manufactured on a large scale and may be administered without tissue matching or the need for immune suppression, analogous to type O blood. Potential applications of MultiStem cell therapy include the treatment of critical care indications, neurological conditions, cardiovascular disease, inflammatory and immune disorders, certain pulmonary conditions and other conditions where the current standard of care is limited or inadequate for many patients. We believe that MultiStem cell therapy represents a significant advancement in the field of stem cell therapy. We currently have open Investigational New Drug Applications, or INDs, for the study of MultiStem administration in distinct clinical indications, and multiple clinical trials are ongoing.
MultiStem cell therapy is a patented biologic product that is manufactured from human stem cells obtained from adult bone marrow, although these cells may alternatively be obtained from other tissue sources. The product consists of a special class of human stem cells that have the ability to express a range of therapeutically relevant proteins and other factors, as well as form multiple cell types. Factors expressed by the cells have the potential to deliver a therapeutic benefit in several ways, such as the reduction of inflammation, regulation of immune system function, protection of damaged or injured tissue, the formation of new blood vessels in regions of ischemic injury and augmentation of tissue repair and healing in other ways. Stability studies have demonstrated that these cells may be stored for an extended period of time in frozen form and are straightforward to prepare and administer, resulting in an "off-the-shelf" profile. Following administration, the cells have been shown to express multiple therapeutically relevant proteins, but unlike a traditional transplant, are subsequently cleared from the body over time, analogous to a drug or other biologics.
We believe that MultiStem represents a potential best-in-class stem cell therapy because it exhibits each of the following characteristics based on research and development conducted to date:

•
Broad plasticity and multiple potential mechanisms of action. MultiStem cells have a demonstrated ability in animal models to deliver therapeutic benefit by producing factors that protect tissues against damage and inflammation, as well as enhancing or playing a direct role in revascularization or tissue regeneration, and have also shown the capacity to form a range of other cell types.

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

•
“Off-the-shelf” utility. Unlike traditional bone marrow or HSC transplants that require extensive genetic matching between donor and recipient, MultiStem administration does not require tissue matching or administration of immune suppressive drugs. The MultiStem product is administered as a cryogenically preserved allogeneic product, meaning that these cells are not genetically matched between donor and recipient. This feature, combined with the ability to establish large MultiStem banks, could make it practical for clinicians to efficiently administer this cell therapy to a large number of patients.

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

The distinctive profile of the MultiStem product allows us to pursue multiple high value commercial opportunities from a single product platform. Based upon work that we and independent collaborators have conducted over the years, we believe that MultiStem cell therapy has the potential to treat a range of distinct disease indications. As a result, we believe we will be able to leverage our foundation of a consistent tolerability profile and efficacy data to add clinical indications efficiently, enabling us to reduce development costs and timelines substantially.
Healthcare represents a significant part of the global economy. In the United States, it represented approximately 17.7% of all economic activity in 2018, or about $3.6 trillion dollars, annually according to the National Health Expenditure Accounts and the Centers for Medicaid and Medicare Services. However, the United States, along with many other nations, is experiencing an unprecedented demographic shift that is resulting in a significantly expanded population of older individuals. According to United States Census data, in the next few years there will be a dramatic increase in the number of individuals over the age of 65, as this segment of the population increases from 40.2 million individuals in 2010 to more than 72 million people in 2030, representing an increase of approximately 80%. The aging of the population will create enormous financial and operational pressure on the healthcare system in the United States and other countries around the world, resulting in significant clinical challenges, but also resulting in substantial commercial opportunities.
Data from the National Center for Health Statistics shows that as people get older, they are more susceptible to a variety of age related conditions, including heart disease, stroke, certain forms of cancer, diabetes, progressive neurological disorders, various chronic inflammatory and immune conditions, renal disease and a range of others. As a consequence, as people get older they spend far more on healthcare. On average, they spend four to ten times more on healthcare annually at age 65 or beyond than when they were younger and healthier. According to the Alliance for Aging Research, 83% of healthcare spending is associated with chronic conditions, and other research from the Department of Health and Human Services shows that 71% of healthcare spending is associated with multiple chronic conditions. Traditional medical approaches have failed to adequately address this problem.
We have worked with independent investigators at many leading institutions to study the impact of MultiStem cell therapy in a range of preclinical models that reflect various types of human disease or injury. To date, we and our collaborators have published research results illustrating the potential benefits of MultiStem cell therapy in a range of indications including ischemic stroke, traumatic brain injury, or TBI, brain damage due to restricted blood flow in newborns, spinal cord injury, myocardial infarction, vascular disease, acute pulmonary distress, bone marrow transplant support/GvHD, and other indications.
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
Neurological Injury and Disease — MultiStem for Ischemic Stroke
Another focus of our regenerative medicine program is MultiStem administration for the treatment of neurological injury as a result of acute or chronic conditions. Neurological injury and disease represent an area of significant unmet medical need, a major burden on the healthcare system, and also represents a substantial commercial opportunity.
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
Even though ischemic stroke is one of the leading causes of death and disability in the United States, there has been limited progress toward the development of new treatments that improve the prognosis for stroke victims. The only FDA-approved drug currently available for treating ischemic stroke is the anti-clotting factor, tPA. According to current clinical guidelines, tPA must be administered to stroke patients within several hours after the occurrence of the ischemic stroke to dissolve the clot. Administration of tPA beyond the early treatment window is not recommended, since it can cause cerebral bleeding or even death. Recent advancements in the development of mechanical clot retrievers and extraction devices may help additional patients, but such treatments are limited to certain types of strokes and to a limited time window as well. Because of these limitations, only a small percentage of stroke victims are treated successfully with the currently available therapies—most simply receive supportive or “palliative” care. The long-term costs of stroke are substantial, with many patients requiring extended hospitalization, extended physical therapy or rehabilitation for those patients that are capable of entering such programs, and many require long-term institutional or family care.
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
We completed our first clinical study in ischemic stroke, MASTERS-1, which was a randomized, placebo-controlled Phase 2 clinical trial exploring the administration of MultiStem to patients that have suffered an ischemic stroke in the United States and Europe. The results of this study demonstrated favorable tolerability for MultiStem, consistent with prior clinical studies in other indications. While the study did not achieve the primary and component secondary endpoints for the intent-to-treat population, the MultiStem treatment was associated with lower rates of mortality and life-threatening adverse events, infections and pulmonary events, and also a reduction in hospitalization. In addition, analyses show that patients who received MultiStem treatment earlier in the study’s treatment window (i.e., 24 to 36 hours post-stroke, as specified in the original study protocol) had better recovery in comparison to placebo, and this treatment effect appeared to be more pronounced the earlier the MultiStem administration occurred within this timeframe. Analysis of biomarker data obtained from samples of study subjects indicated that MultiStem treatment reduces post-stroke inflammation compared to placebo. Furthermore, it appears that this effect is more pronounced for subjects receiving MultiStem earlier than 36 hours post-stroke. This effect is consistent with our hypothesis regarding mechanisms of action and related preclinical data, and with the clinical data suggesting faster recovery for MultiStem-treated patients. One-year follow-up data demonstrated that MultiStem-treated subjects on average continued to improve through one-year post-treatment and achieved a significantly higher rate of Excellent Outcome compared to placebo subjects in the intent-to-treat population. We have an ongoing pivotal Phase 3 clinical trial, referred to as MASTERS-2, which if successful and if the product is approved for commercialization, could make therapy available to most stroke patients in contrast to other therapies (e.g., tPA), which have substantially shorter treatment windows.
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
We are also conducting preclinical work exploring the application of MultiStem treatment in other neurological indications and have presented data at leading scientific conferences that demonstrated that intravenous MultiStem administration one day after spinal cord injury, or SCI, results in statistically significant and sustained improvements in gross locomotor function, fine locomotor function and bladder control compared to control treated animals. We have published findings that showed that MultiStem cell therapy was effective in improving the health and recovery of animals following an acute SCI. Intravenous administration of our cells one day after injury prevented loss of spinal cord tissue, resulting in significant improvement of walking function and urinary control. Further, we also published an article that provides further evidence that our cell therapy has the potential to provide benefit following hypoxic ischemia, an injury caused by oxygen deprivation to the brain before or during birth and a leading cause of cerebral palsy. The article also describes the biological mechanisms through which this cell therapy delivers benefit. These findings are consistent with previous findings in related areas, such as ischemic stroke, and add to the scientific foundation supporting MultiStem cell therapy for the treatment of acute neurological injuries.
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
In animal models, MultiStem cells have demonstrated an ability to reduce the severity of pulmonary distress, reduce alveolar edema and return lung endothelial permeability to normal. Intravenous MultiStem treatment early following the onset of the condition may ameliorate the initial hyper-inflammation and reduce the fibrotic activity that follows, thereby speeding the return to and improving the likelihood of more normal lung function and helping patient recovery.
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
In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. The study results provide further confirmation of tolerability associated with MultiStem treatment. Importantly, MultiStem subjects had lower mortality and a greater number of ventilator-free and ICU-free days compared to patients receiving placebo. Furthermore, analysis of initial biomarker data reflects lower levels of inflammatory markers/cytokines following MultiStem treatment, an expected mechanism of action in this patient population.
Our research and others' research suggest that the activation of an acute hyperinflammatory response involving the peripheral immune system is a conserved biological response that occurs across multiple forms of trauma. For example, a common complication among trauma victims is Systemic Inflammatory Response Syndrome, which can contribute to or play a causative role in impaired organ system function, organ failure, or even multi-organ failure. We believe MultiStem can help address this systemic inflammatory response and its complications, and promote better recovery following trauma. In 2018, we announced that the Department of Defense, through the Medical Technology Enterprise Consortium, plans to provide funding for a Phase 2 clinical trial to evaluate the administration of MultiStem cell therapy for early treatment and prevention of complications after severe traumatic injury, in collaboration with UTHealth. This first-ever study of a cell therapy for treatment of a wide range of traumatic injuries will be conducted at Memorial Hermann-Texas Medical Center, one of the busiest Level 1 trauma centers in the United States. We will provide the investigational clinical product for the conduct of the trial, as well as regulatory and operational support, as our contribution to the trial. The objective of the clinical study is to evaluate the safety and effectiveness of MultiStem for the treatment of severely injured patients for the prevention and early treatment of complications after severe traumatic injury. The proposed study is anticipated to be a randomized, double-blind, placebo-controlled Phase 2 clinical trial estimated to enroll approximately 150 severely injured trauma patients within hours of hospitalization who have survived initial treatment and are admitted to the ICU. We and UTHealth are working to finalize a plan for the study and this patient population that is acceptable to the FDA.
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
We completed a Phase 1 clinical trial examining the safety and tolerability of a single dose or repeat dosing of MultiStem cells administered intravenously to patients receiving a bone marrow or HSC transplant as part of their treatment of leukemia or other hematological condition. The trial was an open-label, multicenter trial that involved leading experts in the field of bone marrow transplantation. We observed a consistent favorable tolerability profile in both the single and multiple dose arms of the study, and at all dose levels tested. Although the trial was not specifically designed to demonstrate efficacy, we also observed clinically meaningful improvement in medically important parameters relative to historical clinical experience, including reduced incidence and severity of acute GvHD, improved relapse free survival, no graft failures and enhanced engraftment rates relative to other forms of treatment.
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
MultiStem treatment has been studied in validated animal models of AMI, where investigators demonstrated that the administration of allogeneic MultiStem cells into the hearts of animals damaged by experimentally induced heart attacks resulted in significant functional improvement in cardiac output and other functional parameters compared with animals that received placebo or no treatment. Furthermore, the administration of an immunosuppressive drug was not required and provided no additional benefit in this study and thereby supporting the concept of using MultiStem cells as an allogeneic product. We completed additional preclinical studies in established pig models of AMI using catheter delivery and examining various factors such as the route and method of MultiStem administration, dose ranging and timing of treatment.
We conducted a multicenter, open-label Phase 1 clinical trial in this indication and the results showed that MultiStem treatment was well-tolerated at all dose levels and that patients who received MultiStem treatment exhibited meaningful improvements in cardiovascular function, including left ventricular ejection fraction, wall motion scores, and other parameters. The Phase 1 data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were conducting a Phase 2 clinical study for the administration of MultiStem cell therapy to patients that have suffered a heart attack. This study was based in part on the favorable results of our previously completed Phase 1 clinical study that demonstrated a favorable tolerability profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. However, enrollment in the Phase 2 clinical study was very challenging due in part to changes in standard of care. Due to these challenges and the difficulties in addressing them, and priorities in other clinical areas, we elected in 2019 to suspend the study and determine what has been learned. We will evaluate our development strategy before proceeding further.

Other Programs
Animal Health Care
While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our Belgian subsidiary, ReGenesys, we have demonstrated in preclinical animal health models that MultiStem cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from serious conditions with unmet medical need. According to Future Market Insights and other analysts, the global animal healthcare market for 2017 to 2027 was estimated to be valued at approximately $55 billion and is expected to grow at a compound annual growth rate of more than 4.3% during this period. The companion animal segment is a particularly fast-growing area, projected to exceed more than $15 billion by 2020.
Collaborations and Partnerships
Healios
We have entered into a series of agreements with Healios, our collaborator in Japan and currently our largest stockholder. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide manufacturing services to Healios, currently comprising the supply of product for its clinical trials and preparations for commercial supply in Japan including transfer of technology to a Japanese contract manufacturer, and we have been compensated for these services.
In 2016, we entered into a license agreement, or First License Agreement, with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan and to provide Healios with access to our proprietary Multipotent Adult Progenitor Cell, or MAPC, technology for use in Healios’ organ bud program worldwide, initially for transplantation to treat liver disease or dysfunction. Under the First License Agreement, Healios also obtained a right to expand the scope of the collaboration, and Healios exercised this right in June 2018. Upon the expansion in June 2018, which was broader than that contemplated in the First License Agreement, we entered into the Collaboration Expansion Agreement, or CEA. Through the CEA, Healios (i) expanded its First License Agreement to include ARDS in Japan and expanded the organ bud license to include additional transplantation indications covered under Healios organ bud technology; (ii) obtained a worldwide exclusive license, or the Ophthalmology License Agreement, for use of MultiStem product to treat certain ophthalmological indications; (iii) obtained an exclusive license in Japan, or the Combination Product License Agreement, for use of the MultiStem product to treat diseases of the liver, kidney, pancreas and intestinal tissue through local administration of MultiStem cell therapy in combination with iPSC-derived cells; (iv) obtained an exclusive, time-limited right of first negotiation, or ROFN Period, to enter into an option for a license to develop and commercialize certain MultiStem treatments in China, which expired in June 2019; and (v) certain other rights, including an option for an additional non-therapeutic technology license, which also expired. For all indications, Healios is responsible for the costs of clinical development in its licensed territories, and we provide manufacturing services to Healios.
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
For each of the ischemic stroke indication and the ARDS indication, we may receive aggregate success-based regulatory filing and approval milestones up to $50 million and potential sales milestones up to $175 million, amounting to $225 million for each indication (or $450 million in aggregate), subject to potential milestone credits. Milestone payments for all indications under the collaboration are non-refundable and non-creditable towards future royalties or any other payment due from Healios. For each of the ischemic stroke indication and the ARDS indication, we are entitled to receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens or potentially higher depending on net sales levels and other factors.
The Ophthalmology License Agreement granted Healios worldwide, exclusive rights to treat certain ophthalmological diseases, by using either MultiStem cell therapy on a standalone basis or MultiStem in combination with retinal pigment epithelium cells derived from either iPSC or embryonic stem cells. For the standalone products, we will be entitled to receive success-based regulatory filing and approval milestones aggregating up to $48.1 million, potential sales milestones of up to $87.5 million, and tiered royalties on product sales in the single digits depending on net sales levels. For the combination ophthalmology products, we are entitled to receive a low single-digit royalty, but no milestone payments.

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
For the organ bud product, we are entitled to receive a fractional royalty on net sales of the organ bud products. For all indications covered by the Healios organ bud technology that utilize our technology, we may receive payments for manufactured product supplied to Healios under a manufacturing supply agreement. Additionally, we have a right of first negotiation for commercialization of an organ bud product in North America, with such right expiring on the later of (i) the date five years from the effective date of the First License Agreement and (ii) 30 days after authorization to initiate clinical studies on an organ bud product under the first investigational new drug application or equivalent in Japan, North America or the European Union, or EU.
Under the CEA, the ROFN Period with respect to the option for a license in China was extended to June 30, 2019 in exchange for a $2.0 million payment from Healios that we received in December 2018. The ROFN Period expired on June 30, 2019.
In March 2018, Healios purchased 12,000,000 shares of our common stock and a warrant, or the Healios Warrant, to purchase up to 20,000,000 additional shares of common stock for $21.1 million, or approximately $1.76 per share. Based upon the expiration of the ROFN Period at June 30, 2019, the warrant is no longer exercisable for up to 16,000,000 warrant shares. The Healios Warrant is exercisable for up to 4,000,000 shares at an exercise price equal to a reference price (which is generally 110% of the average closing price per share of our common stock for the ten trading days ending on the trading day immediately preceding the date the Healios Warrant is exercised), but no less than $1.76 per share. The Healios Warrant expires in its entirety in September 2020 and may be terminated by us under certain conditions.
In 2017, we signed a clinical trial supply agreement for delivering the planned manufacturing services for Healios’ clinical trial in Japan treating ischemic stroke patients, which was amended in 2018 to also include the clinical trial supply for Healios' clinical trial treating ARDS patients. The agreement includes a cost-sharing arrangement associated with our supply of clinical product for Healios’ TREASURE study in Japan, including Healios’ right to apply cost-share payments as a credit against certain milestone payments that may become due for the stroke indication under the First License Agreement, and if so applied, a stroke sales milestone would be increased, as defined. Alternatively, such cost-share payments may be repaid by us at our election. We use commercially reasonable efforts to supply manufactured product and successfully delivered all product required by Healios to complete the TREASURE and ONE-BRIDGE studies in 2019. In the event that we are unable to supply product to Healios, we may notify Healios and grant it a license to make the product solely for use in the licensed areas.
Also in 2017, we entered into a technology transfer services agreement with Healios, in which Healios provides financial support to establish a contract manufacturer in Japan to manufacture product for Healios. At that time, we also amended the First License Agreement to confer to Healios a limited license to manufacture MultiStem in the event that we are acquired by a third-party. Technology transfer services are ongoing.
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

University of Minnesota
In 2003, we acquired the exclusive rights to the MAPC technology originally developed at the University of Minnesota pursuant to a license agreement with the University. We subsequently further developed this technology, including refining and establishing proprietary methods related to the manufacturing of the cells, creating new intellectual property and patents outside of the license. We are obligated to pay the University of Minnesota a royalty based on worldwide commercial sales of licensed products if covered by a valid licensed patent, as well as sublicensing fees and fees related to manufactured product proceeds, as defined. The low single-digit royalty and sublicense fee rate may be reduced if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product. The royalty payment obligation and the term of the license agreement expire upon the last to expire licensed patent. Based on our current patent portfolio, and absent any continuations, renewals or extensions of existing patents, the last licensed patent to expire under this license agreement is currently expected to expire in 2029. The license agreement does not have a specific termination date, but the University of Minnesota can terminate the license agreement for an uncured event of default, as defined, or upon our bankruptcy and we can terminate the license agreement at any time.
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
Other public companies are or may be developing stem-related therapies, including SanBio, Vericel Corporation, Tigenix NV (acquired by Takeda), Caladrius Biosciences, Inc., Johnson & Johnson, Celgene Corporation, or Celgene, CRYO-CELL International, Inc., Pluristem Therapeutics, Inc., or Pluristem, and Cytori Therapeutics, Inc., or Cytori. In addition, private companies, such as Gamida Cell Ltd., Ocata Therapeutics Inc., Plureon Corporation, and others, are also developing cell therapy related products or capabilities. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years. In addition, our other earlier-stage programs may face competition, including from larger pharmaceutical and biotechnology companies.
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
Intellectual Property
We rely on a combination of patent applications, patents, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors that we expect to work on our products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property, or which relate to our business. We currently have over 350 patents for our technologies.
We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We developed, acquired and exclusively licensed intellectual property covering our cell therapy product candidates and other applications in the field. Our broad intellectual property portfolio consists of over 330 issued patents (of which 37 are United States patents) and more than 140 global patent applications around our stem cell technology and MultiStem product platform. This includes 36 United States patents and more than 280 international patents that apply to MAPC and related products, such as MultiStem. The current intellectual property estate, which incorporates additional filings and may broaden over time, could provide coverage for our stem cell product candidates, manufacturing processes and methods of use through 2040 and beyond. Furthermore, an extended period of market exclusivity may apply for certain products (e.g., exclusivity periods for orphan drug designation or biologics).
We also have established a broad intellectual property portfolio related to our small molecule product candidates, functional genomics, and other technologies, with over 25 global patents with claims directed to compositions, methods of making, and methods of using our candidates and technologies, among other claims.
We have been active in the development, improvement and protection of our intellectual property portfolio through our prosecution efforts, collaborative research efforts, and in-licensing, among other things. From time-to-time, we will also engage in adversarial processes, such as interference or litigation, to protect or advance certain patents or applications. These activities represent an important cost of doing business and can result in successes and setbacks due to the nature of the processes. For example, several years ago, we were involved in several proceedings in the United States and Europe involving a third-party’s technology developed after the MAPC technology, which ultimately resulted in a license agreement favorable to the Company. Over time, we expect to be involved in similar proceedings with the objective of developing the portfolio to support and protect development and commercialization of our or our licensees’ cell therapy products.
We believe that we have broad freedom to use and commercially develop our technologies and product candidates. However, in the event that we or our collaborators are developing, manufacturing, or selling potential products that are claimed to infringe a third-party’s intellectual property, a loss in litigation may prevent us from commercializing our products, unless that party grants us rights to use its intellectual property. Further, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.
Research and Development
Our research and development costs, which consist primarily of costs associated with clinical trials, preclinical research, product manufacturing and process development for manufacturing, salaries and related personnel costs, legal expenses resulting from intellectual property application and maintenance processes, and laboratory supply and reagent costs, were $39.0 million in 2019, $38.7 million in 2018 and $27.8 million in 2017.

Government Regulation
Our research and development activities, and any products we may develop, are subject to stringent government regulation in the United States by the FDA and, in many instances, by corresponding foreign and state regulatory agencies. The European Union, or EU, has vested centralized authority in the EMA and Committee on Proprietary Medicinal Products, or CPMP, to standardize review and approval across EU member nations. In Japan, PDMA, a division of the Ministry of Health, Labour and Welfare, or MHLW, regulates the development and commercialization of medical therapies. Recently, Japan’s parliament enacted new legislation to promote the safe and accelerated development of treatments using stem cells. The new regenerative medicine law and revised pharmaceutical affairs law define products containing stem cells as regenerative medicine products and allow for the conditional approval of such products if safety has been confirmed in clinical trials, even if their efficacy has not been fully demonstrated. The legislation creates a new, faster pathway for cell therapy product approval, and offers the potential to enable more rapid entry in the Japanese market. The MHLW has been directed to develop and adopt new rules and procedures to implement this legislation.
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
In addition to obtaining FDA approval for each product being sold in the United States, each drug manufacturing facility must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state, and local agencies, and must comply with GMP requirements. We do not currently have any GMP manufacturing capabilities and will rely on contract manufacturers to produce material for any clinical trials that we conduct.

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
In addition to regulations enforced by the FDA and international regulatory agencies, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials currently comply in all material respects with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our available resources.
Employees
We believe that our success will be based on, among other things, the quality of our clinical programs, our ability to invent and develop superior and innovative technologies and products, and our ability to attract and retain capable management and other personnel. We have assembled a high-quality team of scientists, clinical development managers, and executives with significant experience in the biotechnology and pharmaceutical industries.
As of December 31, 2019, we employed 83 full-time employees, including 18 with Ph.D. degrees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.
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
We have incurred losses since inception, and we expect to incur significant net losses in the foreseeable future and may never become profitable.
Since our inception in 1995, we incurred significant losses and negative cash flows from operations. We incurred net losses of $44.6 million in 2019, $24.3 million in 2018 and $32.2 million in 2017. As of December 31, 2019, we had an accumulated deficit of $417.6 million, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We expect to spend significant resources over the next several years to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible regulatory approval and commercial activities. We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods, and our ability to commercialize our product candidates is uncertain. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through our existing or future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested in human and animal studies. We cannot assure you that we will ever earn sales revenue or that we will ever become profitable. If we sustain losses over an extended period, we may be unable to continue our business.
We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.
The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $35.3 million in 2019, $13.4 million in 2018 and $24.0 million in 2017.
At December 31, 2019, we had $35.0 million of cash and cash equivalents. However, we will need substantially more funding to advance our product candidates through development and into commercialization, including to put in place manufacturing capacity to support such commercial activity. Our future capital requirements will depend on many factors, including:

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
The extent to which we utilize our existing equity purchase arrangement with Aspire Capital Fund LLC, or Aspire Capital, as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not affect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default. Even if we are able to access the over $166.9 million available under the arrangement as of March 13, 2020, we will still need additional capital to fully implement our business, operating and development plans.
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
Importantly, we are approaching near-term milestones, including the results of Healios’ clinical trials, followed by the results of our MASTERS-2 clinical trial, which we would expect to have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets, for example. Depending on the outcome of these milestones, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing.
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
In addition to the regulatory requirements for our pharmaceutical programs, we will also require regulatory approvals for each distinct application of our MultiStem product. In each case, we will be required to conduct clinical trials to demonstrate safety and efficacy of MultiStem, or various products that incorporate or use MultiStem. For product candidates that advance to clinical testing, we cannot be certain that we or a collaborator will successfully complete the clinical trials necessary to receive regulatory product approvals. This process is lengthy and expensive.
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
Even if we obtain regulatory approval of any of our product candidates, the approved products may be subject to post-approval studies and will remain subject to ongoing regulatory requirements. If we fail to comply, or if concerns are identified in subsequent studies, our approval could be withdrawn, and our product sales could be suspended.
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
DDMAC prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that DDMAC typically sends to companies that violate its drug advertising and promotional guidelines: notice of violation letters, or untitled letters, and warning letters. In the case of an untitled letter, DDMAC typically alerts the drug company of the violation and issues a directive to refrain from future violations but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from DDMAC, we may inadvertently violate DDMAC’s guidelines in the future and be subject to a DDMAC untitled letter or warning letter, which may have a negative impact on our business. Similarly, we and our collaborators may inadvertently violate the guidelines of the foreign equivalent of the FDA's DDMAC, e.g., in Europe or Japan.

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
These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications and cost expectations or comply with applicable government regulations. From time to time, such third-party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of clinical trials and commercial activities. Furthermore, our third-party manufacturers may have disruptions in their business operations as a result of business or strategic decisions or due to economic difficulties facing their businesses, cybersecurity incidents, terrorist activity, public health crises (such as coronavirus), fires or other natural disasters and could cease operations entirely. The number of third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative manufacturing arrangements.
If and until we can manufacture our products ourselves, we expect to enter into additional manufacturing agreements for the production of our products. If any manufacturing agreement is terminated or any third-party collaborator fails to meet our product specifications or experiences a significant problem that could result in a delay or interruption in the supply of product materials to us, our clinical trials, business and reputation could be severely impacted. We cannot assure you that manufacturers on whom we will depend will be able to successfully produce our MultiStem product on commercially acceptable terms, or on a timely or cost-effective basis. We cannot assure you that manufacturers will be able to manufacture our products in accordance with our product specifications or will meet regulatory or other requirements. We must have sufficient and acceptable quantities of our product materials to conduct our clinical trials and ultimately to market our products, if and when such products have been approved for marketing. If we are unable to obtain sufficient and acceptable quantities of our product, we may be required to delay the clinical testing and marketing of our products.
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
We are highly dependent on our senior executives such as Gil Van Bokkelen, Ph.D., our Chief Executive Officer and Chairman, William Lehmann, J.D., M.B.A., President and Chief Operating Officer, John Harrington, Ph.D., Executive Vice President and Chief Scientific Officer, Ivor Macleod, M.B.A, CPA, Chief Financial Officer, and Laura Campbell, CPA, Senior Vice President of Finance, as well as other personnel.
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
In addition, patent law outside the United States is uncertain and, in many countries, intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents or to defend the validity of any of our or our licensor’s future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business. With respect to certain of our inventions, we decided not to pursue patent protection outside the United States, both because we do not believe it is cost effective and because of confidentiality concerns. Accordingly, our international competitors could develop and receive foreign patent protection for gene sequences and functions for which we are seeking United States patent protection, enabling them to sell products that we developed.
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
Because our business strategy involves the development and sale by either us or our collaborators of commercial products, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates any of our technology, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform, and the regulatory approvals required to commercialize our pharmaceutical products, will not protect us from any such liability.
We carry product liability insurance that includes coverage for human clinical trials. Currently, we insure a total limit of $15 million per occurrence, $15 million annual aggregate coverage for both our products liability policy and our clinical trials protection. This limit is comprised of both primary and excess coverage. We also intend to seek product liability insurance for any approved products that we may develop or acquire. However, in the event there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If such insurance is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage.
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
We expect that many of the patients who seek treatment with any of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell our products will be severely limited. The application of existing Medicare regulations and interpretive coverage and payment determinations to newly approved products is uncertain and those regulations and interpretive determinations are subject to change. Medicare may change its reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, which may adversely affect reimbursement for any products we may develop. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services and may limit the pool of patients our product candidates are being developed to serve.
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
We are aware of other companies and academic institutions that have been performing research in the areas of adult-derived stem cells. In particular, other companies and academic institutions have announced that they have identified nonembryonic stem cells isolated from bone marrow or other tissues that have the ability to form a range of cell types or display the property of pluripotency. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered applications of our MultiStem technology, or otherwise conducting our business. In addition, it is possible that some of the pharmaceutical product candidates we are developing may not be patentable or may be covered by intellectual property of third parties. For example, over the past several years, we were involved in proceedings in the United States and Europe with a third-party focused on a technology developed after the MAPC technology. Ultimately, we reached a settlement agreement with and obtained a license from this third-party, positioning us advantageously with respect to the achievement of our business objectives. Over time, we expect to be involved in similar proceedings with the objective of developing the portfolio to support and protect development and commercialization of our or our licensees’ cell therapy products.
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
In some cases, we may choose not to sell a product in a foreign country because it is uneconomical to do so under a system of government-imposed price controls, or because it could severely limit our profitability in the United States or other markets. In such cases, a foreign government or patent office may terminate any intellectual property rights we may obtain with respect to that product. Such a termination could enable competitors to produce and sell our product in that market. Furthermore, such products may be exported into the United States through legislation that authorizes the importation of drugs from outside the United States. In such an event, we may have to reduce our prices, or we may be unable to compete with low-cost providers of our drugs, and we could be financially harmed as a result.
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
At December 31, 2019, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $193.2 million and $12.8 million, respectively. Such operating losses and tax credits may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2032 and 2039. Additionally, as of December 31, 2019, we had federal net operating loss carryforwards generated after 2017 of $56.6 million that have an indefinite life, but with usage limited to 80% of taxable income in any given year. We also had foreign net operating loss carryforwards of approximately $24.2 million. Such foreign net operating loss carryforwards do not expire. We also had state and city net operating loss carryforwards aggregating approximately $63.5 million. Such state and city net operating loss carryforwards may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2020 and 2037. Certain state net operating losses do not expire.
Our ability to utilize our U.S. federal net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as a result of our equity offering that occurred in October 2012. Similar limitations may apply for state and local tax purposes. We generated U.S. federal net operating loss carryforwards of $156.5 million, research and development tax credits of $12.8 million, and state and local net operating loss carryforwards of $63.3 million since 2012 through December 31, 2019.
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
Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 45,000 square feet of space for our corporate offices and laboratories, with state-of-the-art laboratory space. The lease began in 2000 and currently expires in March 2021. Our rent is approximately $267,000 per year and our rental rate has not changed since the lease inception in 2000. Also, we currently lease office and laboratory space for our Belgian subsidiary. With the extension signed in March 2020, the lease currently expires in July 2021, and we have an option to renew annually through July 2022. The annual rent in Belgium is approximately $190,000 and is subject to adjustments based on an inflationary index.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. Currently, there are no such proceedings.

ITEM 3A.	INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The information under this Item is furnished pursuant to the instructions to Item 401 of Regulation S-K.
The following sets forth the name, age, current position and principal occupation and employment during the past five years of our executive officers.
Gil Van Bokkelen, Ph.D.
Age: 59
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
John J. Harrington, Ph.D.
Age: 52
Dr. Harrington co-founded Athersys in 1995 and has served as our Executive Vice President, Chief Scientific Officer and Director since our founding. Dr. Harrington led the development of the RAGE technology, as well as its application for gene discovery, drug discovery and commercial protein production applications. He is a listed inventor on over 20 issued or pending United States patents, has authored numerous scientific publications, and has received numerous awards for his work, including being named one of the top international young scientists by MIT Technology Review in 2002. Dr. Harrington has overseen the therapeutic product development programs at Athersys since its inception and is also focused on the clinical development and manufacturing of MultiStem. During his career, he has also held positions at Amgen and Scripps Clinic. He received his B.A. in Biochemistry and Cell Biology from the University of California at San Diego and his Ph.D. in Cancer Biology from Stanford University.

William (B.J.) Lehmann, Jr., J.D.
Age: 54
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

Ivor Macleod, CPA, MBA
Age:58

Mr. Macleod joined Athersys in January 2020 as our Chief Financial Officer. Previously he served as the Chief Financial Officer and Chief Compliance Officer of Eisai Inc., the U.S. pharmaceutical subsidiary of Eisai Co., Ltd., a research-based human health care company that discovers, develops and markets products globally, from 2015 to 2018. Prior to joining Eisai, Mr. Macleod served as Vice President Finance - Merck Research Labs at Merck & Co., Inc., a global health care company that delivers innovative health solutions through its prescription medicines, vaccines, biologic therapies and animal health productions, from 2012 to 2015. Before joining Merck, Mr. Macleod served from 1998 to 2012 at F. Hoffmann-La Roche, Inc., a multinational health care company, in various roles, including as North American Chief Financial Officer from 2000 to 2011 and General Manager from 2010 to 2011. Mr. Macleod received his B.S. from St. Andrews University in Scotland and his M.B.A. from the University of Arizona. Mr. Macleod is a Certified Public Accountant licensed in Virginia.
Laura K. Campbell, CPA
Age: 56
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
Holders
As of February 29, 2020, there were approximately 516 holders of record of our common stock. Additionally, shares of common stock are held by financial institutions as nominees for beneficial owners that are deposited into participant accounts at the Depository Trust Company, which are held of record by Cede & Co. and are included in the holders of record as one stockholder.
Unregistered Sales
Since 2011, we have had in place equity purchase agreements with Aspire Capital, which provide us the ability to sell shares of our common stock to Aspire Capital from time-to-time. During the quarter ended December 31, 2019, we sold an aggregate of 4,000,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating aggregate proceeds of $5.1 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

ITEM 6.	SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Revenues:
Contract revenue (1)	$5,517	$23,737	$2,843	$16,238	$10,298
Grant revenue	116	554	865	1,109	1,650
Total revenues	5,633	24,291	3,708	17,347	11,948
Costs and expenses:
Research and development	39,045	38,656	27,841	24,838	21,316
General and administrative	11,378	10,442	8,466	7,835	7,536
Depreciation	698	855	684	382	267
Total costs and expenses	51,121	49,953	36,991	33,055	29,119
Gain from insurance proceeds, net	—	617	—	682	—
Loss from operations	(45,488)	(25,045)	(33,283)	(15,026)	(17,171)
Other income (expense):
Income (expense) from change in fair value of warrants	—	—	728	(557)	772
Other income (expense), net	906	762	314	209	(61)
Loss before income taxes	(44,582)	(24,283)	(32,241)	(15,374)	(16,460)
Income tax benefit	—	—	—	37	38
Net loss	$(44,582)	$(24,283)	$(32,241)	$(15,337)	$(16,422)
Net loss per share, basic	$(0.29)	$(0.18)	$(0.29)	$(0.18)	$(0.20)
Weighted average shares outstanding, basic	151,696	136,641	112,053	84,715	82,144
Net loss per share, diluted	$(0.29)	$(0.18)	$(0.29)	$(0.18)	$(0.20)
Weighted average shares outstanding, diluted	151,696	136,641	112,053	84,715	82,851

	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,041	$51,059	$29,316	$14,753	$23,027
Working capital	24,334	42,365	21,107	9,405	19,251
Total assets	41,666	61,730	33,593	19,060	25,129
Warrant liabilities and note payable	—	—	—	1,004	839
Total stockholders’ equity	23,271	43,116	23,376	11,181	19,724
(1) We adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 as further described in Note B to the consolidated financial statements. As a result, the recognized revenue in 2019 and 2018 is not accounted for on the same basis as the prior years and is not comparable largely due to the timing of revenue recognition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this annual report on Form 10-K.
Overview
We are an international biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem cell therapy, a patented and proprietary allogeneic stem cell product, is our lead platform product and is currently in clinical development in several therapeutic and geographic areas. Our most advanced program is an ongoing Phase 3 clinical trial for treatment of ischemic stroke. Our current clinical development programs are focused on treating neurological conditions, cardiovascular disease, inflammatory and immune disorders, certain pulmonary conditions and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment.

As part of the U.S. Government’s response to the outbreak of the 2019 novel coronavirus, COVID-19, we have held discussions with and made presentations under the Medical Countermeasures TechWatch program to BARDA and to the U.S. government interagency COVID-19 Medical Countermeasures task force led by BARDA that also included other relevant governmental agencies and public health institutions. As a result of this review, our program involving administration of MultiStem for the treatment of ARDS was designated as highly relevant by the Medical Countermeasures TechWatch program. Following infection with COVID-19, or other viruses or pathogens that trigger severe pulmonary inflammation, ARDS can occur, resulting in significant morbidity or death. Discussions between Athersys and BARDA are continuing regarding the finalization and implementation of a potential collaboration.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in North America, Europe and certain other international locations, who have suffered moderate to moderate-severe ischemic stroke. We initiated the study with a small number of high-enrolling sites and are bringing on additional sites over time in line with clinical product supply and clinical operations objectives. The MASTERS-2 study has received several regulatory distinctions including Special Protocol Assessment, or SPA, designation, Fast Track designation and Regenerative Medicine Advanced Therapy designation, which was established under the 21st Century Cures Legislation from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.
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

•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. The study results continue to demonstrate a predictable and favorable tolerability profile with no new safety signals identified associated with MultiStem treatment. Importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. Furthermore, inflammatory markers/cytokines were lower in the MultiStem treatment group than the placebo group. Based on the promising results, Athersys is planning for a potential registrational trial in this indication. In 2019, Healios initiated a clinical trial in Japan for patients with pneumonia-induced ARDS, which is referred to as the ONE-BRIDGE study, which is actively enrolling patients. We look forward to the results of this study.

•Trauma: We have previously announced with University of Texas Health Science Center at Houston, or UTHealth, our plans to conduct a clinical trial evaluating MultiStem cell therapy for early treatment and prevention of complications after severe traumatic injury. This first-ever study of a cell therapy for treatment of a wide range of traumatic injuries is intended to be conducted at Memorial Hermann-Texas Medical Center, one of the busiest Level 1 trauma centers in the United States. The study has grant support from the Medical Technology Enterprise Consortium and the Memorial Hermann Foundation. We will provide the clinical product for the conduct of the trial, as well as provide regulatory and operational support. We and UTHealth are working to finalize a plan for the study and this patient population that is acceptable to the FDA.
•Acute Myocardial Infarction, or AMI: We were conducting a Phase 2 clinical study for the administration of MultiStem cell therapy to patients that have suffered a heart attack. This study was based in part on the favorable results of our previously completed Phase 1 clinical study that demonstrated tolerability and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. This data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. However, enrollment in the Phase 2 clinical study was very challenging due in part to changes in standard of care. Due to these challenges and the difficulties in addressing them and priorities in other clinical areas, we elected in 2019 to suspend the study and determine what has been learned. We will evaluate our development strategy before proceeding further.

•Hematopoietic Stem Cell, or HSC, Transplant Support / Prevention of Graft-versus-Host Disease, or GvHD: Currently, this program is staged for future registration-directed development, which depends on the success and impact of potential alternative therapies for treating the underlying conditions leading to transplant, as well as other business and financial considerations. Following our completed Phase 1 clinical study of the administration of MultiStem cell therapy to patients suffering from leukemia or certain other blood-borne cancers, in which patients undergo radiation therapy and then receive a HSC transplant, we were granted orphan drug designation by the FDA and the EMA for MultiStem treatment in the prevention of GvHD, and the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy for GvHD following HSC transplantation. Subsequently, our registration study design received a positive Scientific Advice opinion from the EMA and a SPA designation from the FDA, and we may pursue this study at the appropriate time.

We are engaged in preclinical development and evaluation of MultiStem cell therapy in other indications for human health, as well as certain indications in the animal health field, and we conduct such work both through our own internal research efforts and through a broad global network of collaborators. We also engage in discussions with third parties about collaborating in the development of MultiStem cell therapy for various programs and/or various geographic territories and may enter into one or more business partnerships to advance these programs over time. We may also elect to develop certain programs independently.

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

In addition to our manufacturing efforts, in other areas we are stepping up our planning and preparations for the potential commercialization of our MultiStem product candidate. We are advancing our strategies for market access and reimbursement, working with third-party experts to plan and undertake initiatives to position the product appropriately and effectively communicate to payors its value to them and patients. We are developing our go-to-market strategies, which could include third-party marketing partners in certain areas and the creation of a commercial sales force in other areas. We are also working with outside experts to develop proprietary solutions to the unique requirements related to the cell therapy supply chain and clinical site logistics. For example, working with an outside partner, we have been developing a proprietary cryogenic system designed to securely store and dispense our product in hospital pharmacies or other suitable clinical locations. Our intention is to be prepared to enable commercialization as soon as reasonably possible following successful completion of pivotal studies, application and approval by regulators.

We have a collaboration with Healios that covers MultiStem cell therapy for ischemic stroke and ARDS in Japan. The collaboration includes the use of our technology for Healios’ organ bud program targeted to liver disease and other indications, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with induced pluripotent stem cells, or iPSC-derived cells. We provide product supply and manufacturing technology transfer services to Healios, and in the event that we fail to perform our responsibilities to supply clinical trial product to Healios, then under certain circumstances, we may be required to grant Healios a license to make the product solely for use in its licensed fields and territories.
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

In connection with an equity investment in us made by Healios in March 2018, Healios has a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $1.76 per share, and the warrant generally expires in September 2020. While we may generate proceeds from this warrant in the future, it has not been exercised as of December 31, 2019.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, which provide us the ability to sell shares to Aspire Capital from time-to-time, as appropriate. The current facility was entered into in February 2018 and includes Aspire Capital's commitment to purchase up to an aggregate of $100 million of shares of common stock over a three-year period. The terms of this 2018 equity facility are similar to the previous arrangements, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in February 2018 and filed a registration statement for the resale of 24,700,000 shares of common stock in connection with the equity facility. Also, in connection with this equity facility, Aspire Capital invested $1.0 million to purchase 500,000 shares of common stock at $2.00 per share. In November 2019, we entered into a new equity facility to replace the current facility, which will provide us with the ability to sell shares to Aspire Capital up to $100.0 million in aggregate to support operational and other initiatives over the next several years. The terms of the 2019 equity facility are similar to the previous equity facilities with Aspire Capital, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019. We registered for the resale of 31,000,000 shares of our common stock in connection with this facility.
During the years ended December 31, 2019, 2018 and 2017, we sold 14,475,000, 8,708,582 and 9,400,000 shares, respectively, to Aspire Capital at average prices of $1.41, $1.78 and $1.75 per share, respectively. In the first quarter of 2020 through March 13, 2020, we generated an additional $5.5 million in proceeds from the use of our equity purchase arrangement.
Results of Operations

Since our inception, our revenues have consisted of license fees, contract revenues, royalties and milestone payments from our collaborators, and grant proceeds. We have not derived revenue from our commercial sale of therapeutic products to date since we are in clinical development. Research and development expenses consist primarily of external clinical and preclinical study fees, manufacturing and process development costs, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our product, manufacture our product candidates and prepare for potential commercialization of our MultiStem cell therapy product. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. We expect to continue to incur substantial losses through at least the next several years.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues. Revenues decreased to $5.6 million for the year ended December 31, 2019 from $24.3 million in 2018. Contract revenues from our collaboration with Healios decreased $16.8 million period-over-period, as 2018 included the impact of the 2018 collaboration expansion and 2019 included reductions in variable consideration under our Healios arrangement. Grant revenue decreased by $0.4 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the completion of grant-funded projects. Our collaboration revenues fluctuate from period-to-period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios. We expect our collaboration revenues to vary over time as we contract with Healios to perform manufacturing services and as we potentially enter into new collaborations.
Research and Development Expenses. Research and development expenses increased to $39.0 million for the year ended December 31, 2019 from $38.7 million for the year ended December 31, 2018. The increase in research and development expenses year-over-year of $0.3 million related primarily to increased personnel costs of $1.5 million, including stock-based compensation, consulting costs of $0.6 million, and other costs of $0.1 million. These increases were partially offset by decreases in clinical trial and manufacturing process development costs of $1.1 million and license fees of $0.8 million related to the 2018 Healios collaboration expansion. Based on our current clinical development, manufacturing, process development and regulatory affairs plans, we expect our 2020 annual research and development expenses to be higher compared to 2019, and such costs will vary over time based on clinical manufacturing campaigns, the timing and stage of clinical trials underway, manufacturing process development projects and regulatory initiatives. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $11.4 million in 2019 from $10.4 million in 2018. The $1.0 million increase was due primarily to increases in legal and professional services, other outside services and stock compensation expense. We expect our general and administrative expenses may increase in 2020 primarily related to personnel costs.
Depreciation. Depreciation expense decreased to $0.7 million in 2019 from $0.9 million in 2018 due to equipment being fully depreciated.
Other Income, net. Other income, net, for the years ended December 31, 2019 and 2018 was $0.9 million and $0.8 million, respectively, and was comprised of interest income and expense, refundable foreign tax credits and foreign currency gains and losses.

Comparison of the years ended December 31, 2018 and 2017

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At December 31, 2019, we had $35.0 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding, and equity financings including through our equity facility. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $417.6 million at December 31, 2019. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations.
We use all of our sources of capital to develop our technologies, to discover and develop therapeutic product candidates, to prepare for potential commercialization of our product candidates, develop business collaborations and to potentially acquire certain technologies and assets.

In the first quarter of 2019, we received the final $2.5 million quarterly installment payment in connection with the June 2018 expansion of our collaboration with Healios. We are also entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. We receive payments from Healios for clinical product supply, other manufacturing-related services, and commercial supply. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.

In connection with an equity investment in us made by Healios in March 2018, Healios has a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $1.76 per share, and the warrant generally expires in September 2020. While we may generate proceeds from this warrant in the future, it has not been exercised as of December 31, 2019.
We have had an equity purchase arrangement in place with Aspire Capital since 2011, through a series of equity facilities, each with similar durations and terms. Our current facility with Aspire Capital was entered into in February 2018 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a three-year period, and an investment in us of $1.0 million at $2.00 per share of common stock. In November 2019, we entered into a new equity facility to replace the current facility when it concludes, which new equity facility will provide us with the ability to sell shares to Aspire Capital up to $100.0 million in aggregate to support operational and other initiatives. The terms of the 2019 equity facility are similar to the previous equity facilities with Aspire Capital, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019. We registered for the resale of 31,000,000 shares of our common stock in connection with this facility.

During the years ended December 31, 2019 and 2018, we sold 14,475,000 and 8,708,582 shares, respectively, to Aspire Capital at average prices of $1.41 and $1.78 per share, respectively.

As part of the U.S. Government’s response to the outbreak of the 2019 novel coronavirus, COVID-19, we have held discussions with and made presentations under the Medical Countermeasures TechWatch program to BARDA and to the U.S. government interagency COVID-19 Medical Countermeasures task force led by BARDA that also included other relevant governmental agencies and public health institutions. As a result of this review, our program involving administration of MultiStem for the treatment of ARDS was designated as highly relevant by the Medical Countermeasures TechWatch program. Following infection with COVID-19, or other viruses or pathogens that trigger severe pulmonary inflammation, ARDS can occur, resulting in significant morbidity or death. Discussions between Athersys and BARDA are continuing regarding the finalization and implementation of a potential collaboration.
We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, that was declared effective on January 29, 2020 and allows for the sale of equity securities up to $100 million over a three-year period, which is fully available to us. Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the available and terms of alternative sources of capital.

In May 2019, we entered into an open market sale agreement with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we could offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. The shares could have been offered and sold pursuant to our registration statement on Form S-3 that was declared effective by the SEC on March 21, 2017 but will no longer be effective on March 21, 2020. Because that registration statement on Form S-3 will soon expire, the open market sale agreement with Jefferies will not be operable without additional SEC filings. We did not sell any shares of our common stock under this agreement.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible regulatory approval and commercial activities. At December 31, 2019, we had available cash and cash equivalents of $35.0 million, and we intend to meet our short-term liquidity needs with available cash, including expected cash receipts from our collaboration with Healios, available proceeds from our existing equity facility, potential delays in certain non-core programs, and our ability to defer certain spending. Furthermore, we are actively pursuing new collaborative opportunities and other potential sources of funding, which could reduce the current level of usage of our equity facility and potentially accelerate certain costs. If sufficient capital is available, we would plan to accelerate our clinical activity and preparation for regulatory application, approval and commercialization, including commercial manufacturing.

Importantly, we are approaching near-term milestones, including the results of Healios’ clinical trials, followed by the results of our MASTERS-2 clinical trial, which we would expect to have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets, for example. Depending on the outcome of these milestones, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties, the sale of equity securities from time to time including through our equity facility, grant-funding opportunities, deferral of certain discretionary costs and the staging of certain development costs, as needed.

Additionally, we may raise capital from time to time through our equity purchase arrangement with Aspire, subject to its volume and price limitations, equity offerings and Healios' potential exercise of its Healios Warrant. In the first quarter of 2020 through March 13, 2020, we generated an additional $5.5 million in proceeds from the use of our equity purchase arrangement. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions or royalty financing arrangements.
Our capital requirements over time depend on a number of factors, including progress in our clinical development programs, preparing for potential commercialization of our product candidates, potential product launch, our clinical and preclinical pipeline of additional opportunities and their stage of development, additional external costs such as payments to contract research organizations and contract manufacturing organizations, additional personnel costs and the costs in filing and prosecuting patent applications and enforcing patent claims. Furthermore, delays in product supply for our and Healios' clinical trials may impact the timing and cost of such studies, and delays in product supply following Healios' potential product launch may impact the timing of royalties that we may receive. The availability of funds impacts our ability to advance multiple clinical programs concurrently, and any shortfall in funding could result in our having to delay or curtail research and development efforts. Further, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms.
We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods, and our ability to commercialize our product candidates is uncertain. The amount and timing of our future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, successfully developing, commercializing and obtaining regulatory approval or clearances for our technologies and products resulting from these technologies.
Cash Flow Analysis
Net cash used in operating activities was $35.3 million, $13.4 million and $24.0 million in 2019, 2018 and 2017, respectively, and represented the use of cash to fund operations, clinical trials, preclinical research and process development activities; net of receipts from collaborative arrangements such as Healios. Net cash used in operating activities may fluctuate significantly period-to-period, as it has over the past several years, primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs, and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period.
Net cash used in investing activities was $0.6 million, $0.9 million and $0.3 million in 2019, 2018 and 2017, respectively, related to the purchase of equipment for our manufacturing and process development activities, which was partially offset by insurance proceeds received in 2018 related to the 2016 flood. We expect that our capital equipment expenditures will increase in 2020 compared to 2019 to support our manufacturing process development needs.
Financing activities provided net cash of $19.9 million in 2019, $36.0 million in 2018, and $38.9 million in 2017. In 2018, Healios invested $21.1 million in our common stock, and in 2017, we received $20.9 million of net proceeds from a common stock offering. Additional proceeds relate to the exercise of common stock warrants in 2017 and equity sales to Aspire Capital in each of the three years, net of shares of common stock retained for withholding taxes on share-based awards.
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
We have license and other agreements with Healios that contain multiple elements and performance obligations. For a description of the collaboration agreements and the determination of contract revenues, see Note E to our audited consolidated financial statements.
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
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of December 31, 2019, we had no investments.
We have entered into loan arrangements with financial institutions when needed and when available to us. At December 31, 2019, we had no borrowings outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Athersys, Inc.
Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Athersys, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Athersys, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred as the “consolidated financial statements”). In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018.
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
March 16, 2020

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of
Athersys, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Athersys, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Athersys, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 16, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Cleveland, Ohio
March 16, 2020

Athersys, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$35,041	$51,059
Accounts receivable	17	262
Accounts receivable from Healios	945	1,108
Unbilled accounts receivable from Healios	—	3,620
Prepaid expenses and other	1,168	1,791
Total current assets	37,171	57,840
Equipment, net	2,882	3,002
Deposits and other	1,613	888
Total assets	$41,666	$61,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,048	$9,163
Accounts payable to Healios	1,068	—
Accrued compensation and related benefits	773	1,901
Accrued clinical trial related costs	1,160	1,276
Accrued expenses	723	461
Deposit from Healios	—	2,000
Deferred revenue - Healios	65	674
Total current liabilities	12,837	15,475
Advance from Healios	5,338	3,139
Other long-term liabilities	220	—
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 159,791,585 and 144,292,739 shares issued and outstanding at December 31, 2019 and 2018, respectively	160	144
Additional paid-in capital	440,735	416,014
Accumulated deficit	(417,624)	(373,042)
Total stockholders’ equity	23,271	43,116
Total liabilities and stockholders’ equity	$41,666	$61,730
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues
Contract revenue from Healios	$5,517	$22,276	$918
Royalty and other contract revenue	—	1,461	1,925
Grant revenue	116	554	865
Total revenues	5,633	24,291	3,708
Costs and expenses
Research and development (including stock compensation expense of $2,217, $1,609 and $1,232 in 2019, 2018 and 2017, respectively)	39,045	38,656	27,841
General and administrative (including stock compensation expense of $2,634, $2,240 and $1,812 in 2019, 2018 and 2017, respectively)	11,378	10,442	8,466
Depreciation	698	855	684
Total costs and expenses	51,121	49,953	36,991
Gain from insurance proceeds, net	—	617	—
Loss from operations	(45,488)	(25,045)	(33,283)
Income from change in fair value of warrants, net	—	—	728
Other income, net	906	762	314
Net loss and comprehensive loss	$(44,582)	$(24,283)	$(32,241)
Net loss per common share, basic and diluted	$(0.29)	$(0.18)	$(0.29)
Weighted average shares outstanding, basic and diluted	151,696	136,641	112,053
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at January 1, 2017	—	$—	86,629,302	$87	$329,373	$(318,279)	$11,181
Cumulative effect of accounting change						(110)	(110)
Stock-based compensation	—	—	—	—	3,154	—	3,154
Issuance of common stock from warrant exercises	—	—	1,843,363	2	1,860	—	1,862
Issuance of common stock, net of issuance costs	—	—	33,172,300	33	39,780	—	39,813
Issuance of common stock under equity compensation plans	—	—	432,488	—	(283)	—	(283)
Net and comprehensive loss	—	—	—	—	—	(32,241)	(32,241)
Balance at December 31, 2017	—	—	122,077,453	122	373,884	(350,630)	23,376
Cumulative effect of accounting change						1,871	1,871
Stock-based compensation	—	—	—	—	3,849	—	3,849
Issuance of warrant to Healios at fair value	—	—	—	—	1,080	—	1,080
Issuance of common stock, net of issuance costs	—	—	9,658,582	9	16,619	—	16,628
Issuance of common stock to Healios, net of issuance costs			12,000,000	12	20,983	—	20,995
Issuance of common stock under equity compensation plans	—	—	556,704	1	(401)	—	(400)
Net and comprehensive loss	—	—	—	—	—	(24,283)	(24,283)
Balance at December 31, 2018	—	—	144,292,739	144	416,014	(373,042)	43,116
Stock-based compensation	—	—	—	—	4,851	—	4,851
Issuance of common stock, net of issuance costs	—	—	14,825,000	15	20,269	—	20,284
Issuance of common stock under equity compensation plan	—	—	673,846	1	(399)	—	(398)
Net and comprehensive loss	—	—	—	—	—	(44,582)	(44,582)
Balance at December 31, 2019	—	$—	159,791,585	$160	$440,735	$(417,624)	$23,271
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(44,582)	$(24,283)	$(32,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	698	855	684
Stock-based compensation	4,851	3,849	3,044
Discount on revenue from issuance of warrant	—	1,080	—
Other	—	—	(22)
Stock–based patent license and settlement expense	—	315	3,150
Gain from insurance proceeds, net	—	(617)	—
Change in fair value of warrant liabilities	—	—	(728)
Changes in operating assets and liabilities:
Accounts receivable	245	324	12
Accounts receivable from Healios - billed and unbilled	3,783	(4,545)	(153)
Prepaid expenses and other	857	(1,346)	(206)
Accounts payable and accrued expenses	(1,836)	4,269	1,537
Accounts payable to Healios	1,068	—	—
Advances and deposits from Healios	199	4,889	134
Deferred revenue - Healios	(609)	2,110	—
Deferred revenue	—	(250)	771
Net cash used in operating activities	(35,326)	(13,350)	(24,018)
Investing activities
Proceeds from insurance, net	—	617	—
Purchases of equipment	(579)	(1,532)	(285)
Net cash used in investing activities	(579)	(915)	(285)
Financing activities
Proceeds from issuance of common stock, net	20,311	15,415	37,287
Proceeds from issuance of common stock to Healios, net	—	20,995	—
Proceeds from exercise of warrants	—	—	1,862
Shares retained for withholding tax payments on stock-based awards	(424)	(402)	(283)
Net cash provided by financing activities	19,887	36,008	38,866
(Decrease) increase in cash and cash equivalents	(16,018)	21,743	14,563
Cash and cash equivalents at beginning of year	51,059	29,316	14,753
Cash and cash equivalents at end of year	$35,041	$51,059	$29,316
See accompanying notes.

Athersys, Inc.
Notes to Consolidated Financial Statements
A. Background
We are an international biotechnology company focused in the field of regenerative medicine and operate in one business segment. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 3 clinical development.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $417.6 million at December 31, 2019, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing and sales. At December 31, 2019, we had available cash and cash equivalents of $35.0 million. We believe that these funds, expected cash receipts primarily attributed to our collaboration with HEALIOS K.K. (“Healios”), available proceeds from our existing equity facility, potential delays in certain non-core programs, and our ability to defer certain spending will enable us to meet our obligations as they come due at least for the next year, from the date of the issuance of these consolidated financial statements. Furthermore, we are actively pursuing new collaborative opportunities and other potential sources of funding, which could reduce the current level of usage of our equity facility and potentially accelerate certain costs. If sufficient capital is available, we would plan to accelerate our clinical activity and preparation for regulatory application, approval and commercialization, including commercial manufacturing.
Importantly, we are approaching near-term milestones, including the results of Healios’ clinical trials, followed by the results of our MASTERS-2 clinical trial, which we would expect to have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets, for example. Depending on the outcome of these milestones, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties, the sale of equity securities from time to time including through our equity facility and grant-funding opportunities.
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
Unbilled Accounts Receivable
We record amounts that are due to us under contractual arrangements for which invoicing has not yet occurred if our performance has concluded for the billable activity, and we have the unconditional right to the consideration, but such amounts have not yet been billed. The remaining transaction price for the performance obligations that were not yet delivered was not significant at December 31, 2019. At December 31, 2018, unbilled accounts receivable from Healios was $3.6 million, which includes $2.5 million of license fees that were paid to us by Healios in the first quarter of 2019 related to the expansion of our arrangement described in Note E. The remainder of the unbilled accounts receivable on the consolidated balance sheets at December 31, 2018 relates to manufacturing technology transfer services performed that were not yet billed to Healios.
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
Deposit from Healios
Included in the deposit from Healios at December 31, 2018 is a $2.0 million payment received from Healios to extend the period of its exclusive right to negotiate for an option to expand its license to develop and commercialize certain disease indications in China. These nonrefundable proceeds will be creditable against potential milestone payments under the existing Healios licenses. The exclusive right of negotiation period expired on June 30, 2019.
Advances from Healios
The clinical trial supply agreement with Healios was amended in July 2017 to clarify a cost-sharing arrangement associated with our supply of clinical product for Healios' ischemic stroke trial in Japan. The proceeds from Healios for clinical supply that relate specifically to the cost-sharing arrangement may (i) result in a decrease in the amount we receive from Healios upon the achievement of certain milestones and an increase to a commercial milestone or (ii) be repaid at our election. While the amendment to the supply agreement resulted in a revision to the terms associated with the product supply, namely the cost of product supply, the revision did not affect any of the performance obligations under the overall arrangement. The proceeds from Healios that relate specifically to the cost-sharing arrangement for Healios’ ischemic stroke study in Japan are recognized as a non-current advance from Healios until the related milestones are achieved or such amounts are repaid to Healios at our election. No revenue has been recognized yet related to this advance.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers ("Topic 606"), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. We adopted Topic 606 utilizing the modified retrospective transition method applied to contracts that were not complete as of January 1, 2018. We evaluated all of our arrangements on a contract-by-contract basis, identifying all of the performance obligations, including those that are contingent. For our contracts with customers that contain multiple performance obligations, we account for the individual performance obligations separately when they are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Under the new standard, we assessed whether licenses granted under our collaboration and license agreements were distinct in the context of the agreement from other performance obligations and functional when granted. After considering the relative selling prices of the contract elements and the allocation of revenue thereto, we recognized a cumulative effect adjustment of $1.9 million as an adjustment to the opening balance of our December 31, 2018 accumulated deficit primarily related to a contract asset since the revenue permitted to be recognized at inception was not limited to the cash proceeds received as of that time, which was a requirement of the previous guidance. We concluded that the new guidance resulted in revisions to accounting for our arrangement with Healios, only, since our other collaborations had no remaining performance obligations and potential contingent receipts would be constrained. Notes E and F further describe our arrangement with Healios. The comparative information for fiscal year ended December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods.
In January 2019 we adopted ASU 2016-02, Leases ("Topic 842"), which requires lessees to put most leases with a term greater than 12 months on their balance sheets, but recognize expenses on their statement of operations in a manner similar to current accounting practice. Under the guidance, lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The guidance is effective for the annual and interim periods beginning after December 15, 2018. The impact of adoption to our consolidated financial statements is further discussed in Note J.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are primarily invested in money market funds. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments. Cash used in investing activities excluded $0.1 million of accrued capital expenditures in 2018.
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
Royalty Payments and Sublicense Fees
We are required to make royalty payments to certain parties based on our product sales under license agreements. No royalties were recorded during the three-year period ended December 31, 2019, since we have not yet generated sales revenue. We are also required to record sublicense fees from time-to-time in connection with license fees from collaborators and clinical and commercial milestone achievement, of which $0.1 million and $0.6 million were recorded as research and development expenses in the Consolidated Statements of Operations in the years ended December 31, 2019 and 2018, respectively.
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
Proceeds from Insurance
In 2016, our facility sustained flood damage representing both an unusual and infrequent event, and we recognized a net insurance recovery gain of $0.7 million in 2016 that was reported as a separate component of our loss from operations. An additional $0.6 million of insurance proceeds, net of associated expenses, were received in 2018, concluding the insurance claim. Proceeds from insurance settlements, except for those directly related to investing or financing activities, were recognized as cash inflows from operating activities. Since the majority of the damage from the flood was to fully depreciated leasehold improvements, the amount of losses was less than the amount of the insurance proceeds received.
Patent Costs and Rights
Costs of applying for, prosecuting and maintaining patents and patent rights are expensed as incurred. We have filed for broad intellectual property protection on our proprietary technologies and have numerous United States and international patents and patent applications related to our technologies.
Warrants
We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Generally, warrants are classified as liabilities, as opposed to equity, if the agreement includes the potential for a cash settlement or an adjustment to the exercise price, and warrant liabilities are recorded at their fair values at each balance sheet date. We had no warrant liabilities at December 31, 2019 and 2018. Refer to Note F for a warrant issued in 2018 to Healios (the “Healios Warrant”), which is accounted for as an equity instrument.
Concentration of Credit Risk
Our accounts receivable are generally comprised of amounts due from collaborators and granting authorities and are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2019 and 2018, most of our accounts receivable are due from Healios. We do not typically require collateral from our customers.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Stock-Based Compensation
We recognize stock-based compensation expense on the straight-line method and use a Black-Scholes option-pricing model to estimate the fair value of option awards. The expected term of options granted represent the period of time that option grants are expected to be outstanding. We use the “simplified” method to calculate the expected life of option grants given our limited history of exercise activity and determine volatility by using our historical stock volatility. The fair value of our restricted stock units is equal to the closing price of our common stock on the date of grant and is expensed over the vesting period on a straight-line basis.
Options may be exercised for cash or by a cashless exercise that is permitted under certain conditions. In the event of a cashless exercise, we retain the number of shares equivalent to the exercise cost based on the market value at the time of exercise and issue the net number of shares to the holder.
We recognize income tax benefits and deficiencies as income tax expense or benefit in the consolidated statement of operations and the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits are classified along with other income tax cash flows as an operating activity in the consolidated statement of cash flows. Regarding forfeitures, we account for them when they occur.
All the aforementioned estimates and assumptions are evaluated on a quarterly basis and may change as facts and circumstances warrant. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our financial statements.

Annual stock-based awards to employees typically vest over a four-year period, although the 2018 awards vest over a three-year period, have an exercise price equal to the fair market value of a share of common stock on the grant date and have a contractual term of 10 years. The following weighted-average input assumptions were used in determining the fair value of the Company’s stock options:

	December 31,
	2019	2018	2017
Volatility	71.1%	70.8%	71.2%
Risk-free interest rate	2.0%	2.8%	2.0%
Expected life of option	6.2 years	6.0 years	6.2 years
Expected dividend yield	0.0%	0.0%	0.0%
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
We had no liability for uncertain income tax positions as of December 31, 2019 and 2018. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities and will for a period post utilization.
Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. For each reporting period in which we have outstanding warrants, we evaluate the income from such warrant liabilities and consider whether it results in a potentially dilutive effect to net loss per share. There were no such dilutive effects from warrant liabilities for each of the periods ended December 31, 2019, 2018 and 2017.
We have outstanding options, restricted stock units and outstanding warrants that were not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments, were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Years ended December 31,
	2019	2018	2017
Stock options	13,975,671	10,955,508	8,919,113
Restricted stock units	2,032,180	1,656,688	1,648,986
Warrants	4,000,000	18,500,000	—
	20,007,851	31,112,196	10,568,099
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes, changes the accounting for certain income tax transactions, and other minor changes. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. We are currently assessing the impact that this ASU will have on our consolidated financial statements and disclosures.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (“Topic 808”): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update make targeted improvements to generally accepted accounting principles (“GAAP”) for collaborative arrangements as follows: clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements; add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The provisions of ASU

2018-18 are effective for years beginning after December 15, 2019. We are currently evaluating the impact of this clarifying guidance.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for the annual and interim periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt prospectively or retrospectively. We will adopt the standard effective January 1, 2020 prospectively and are currently evaluating the potential impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326): Effective Dates, delaying the effective date for smaller reporting companies until January 2023. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements and disclosures, and we do not intend to early adopt.
C. Equipment

	December 31,
Equipment consists of (in thousands):	2019	2018
Laboratory equipment	$8,008	$7,444
Office equipment and leasehold improvements	3,191	3,043
Process development equipment not yet in service	574	822
	11,773	11,309
Accumulated depreciation	(8,891)	(8,307)
	$2,882	$3,002
During 2019, we disposed of approximately $0.1 million of obsolete laboratory equipment, office equipment and leasehold improvements, all of which were fully depreciated.
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
At December 31, 2019, we had no financial assets or liabilities measured at fair value on a recurring basis.
The Healios Warrant that was issued in March 2018 was measured at fair value on a nonrecurring basis and is a Level 3 equity instrument under the hierarchy. Refer to Note F regarding its valuation.
Financing Arrangements
We lease office and laboratory space under operating leases. The lease for our corporate offices and laboratories began in 2000 and currently expires in March 2021, with options to renew annually through March 2024. Our rent is approximately $267,000 per year and our rental rate has not changed since the lease inception in 2000. We also lease office and laboratory space for our

Belgian subsidiary, which expires in July 2021. Annual rent expense is approximately $190,000, subject to adjustments based on an inflationary index.
Aggregate rent expense for the years ended December 31, 2018 and 2017 recognized prior to the adoption of Topic 842 was approximately $493,000 and $477,000, respectively. Refer to Note J regarding our adoption of Topic 842 in January 2019 to account for our leases.
E. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
In 2016, we entered into a license agreement (the “First License Agreement”) with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan and to provide Healios with access to our proprietary MAPC technology for use in Healios' organ bud program, initially for transplantation to treat liver disease or dysfunction. Under the terms of the First License Agreement, Healios also obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which at that time included acute respiratory distress syndrome (“ARDS”) and another indication in the orthopedic area, and all indications for the organ bud program. In accordance with the First License Agreement, in addition to potential royalties and milestones, we received a nonrefundable up-front cash payment of $15 million, and if expanded at Healios’ election, Healios would pay an additional $10 million cash payment. Healios exercised its option to expand the collaboration in June 2018, as described below.
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
Also, in 2017, we entered into a technology transfer services agreement with Healios, in which Healios provides financial support to establish a contract manufacturer in Japan to produce product for Healios. At that time, we also amended the First License Agreement to confer to Healios a limited license to manufacture MultiStem if we are acquired by a third-party. Services to Healios under the technology transfer services agreement are ongoing.
In March 2018, we entered into a letter of intent (“LOI”), with Healios outlining the terms for a potential expansion of the relationship with Healios beyond that contemplated by the First License Agreement, to include, among other things, the exercise of its option to license the ARDS field in Japan and the organ bud program on a global basis, a worldwide exclusive license for use of MultiStem product to treat certain ophthalmological indications, and an exclusive option to a license to develop and commercialize certain MultiStem treatments in China. In connection with the LOI, in March 2018, Healios purchased 12,000,000 shares of our common stock and the Healios Warrant for $21.1 million, or approximately $1.76 per share.
In June 2018, Healios exercised its option to expand the collaboration to include ARDS and expand organ bud as contemplated by the First License Agreement, and entered into the Collaboration Expansion Agreement (“CEA”) that included new license agreements and rights that further broadened the collaboration. Under the CEA, Healios (i) expanded its First License Agreement to include ARDS in Japan, expanded the organ bud license to include all transplantation indications, and terminated Healios’ right to include a designated orthopedic indication per the First License Agreement; (ii) obtained a worldwide exclusive license, or the Ophthalmology License Agreement, for use of MultiStem product to treat certain ophthalmological indications; (iii) obtained an exclusive license in Japan (the "Combination Product License Agreement”), for use of the MultiStem product to treat diseases of the liver, kidney, pancreas and intestinal tissue through local administration of MultiStem in combination with iPSC-derived cells; (iv) obtained an exclusive, time-limited right of first negotiation (“ROFN Period”) to enter into an option for a license to develop and commercialize certain MultiStem treatments in China, which has since expired; and (v) an option for an additional non-therapeutic technology license. which has also expired. For all indications, Healios is responsible for the costs of clinical development in its licensed territories, and we provide manufacturing services to Healios.

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
For standalone products sold by Healios under the Ophthalmology License Agreement, we are entitled to receive success-based regulatory filing and approval and sales milestones aggregating up to $135.6 million and tiered royalties on net product sales in the single digits depending on net sales levels. For the combination products under the Ophthalmology License Agreement, we will be entitled to receive a low single-digit royalty, but no milestone payments. Under the Combination Product License Agreement, we are entitled to receive a low single-digit royalty on net sales of the combination product treatments, but no milestone payments. For the organ bud product, we are entitled to receive a fractional royalty percentage on net sales of the organ bud products; and we have a time-limited right of first negotiation for commercialization of an organ bud product in North America.
Under the CEA, the ROFN Period with respect to the option for a license in China was extended to June 30, 2019 in exchange for a $2.0 million payment from Healios that we received in December 2018. The extension payment will be applied as a credit against any potential milestone payments under the current licenses, subject to certain limitations. The ROFN Period expired on June 30, 2019.
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
The pricing for certain product supply provided to Healios is driven off the underlying cost per dose over the entire life of the agreement and is subject to variability as those costs change. During our evaluation of variable consideration in the third and fourth quarters of 2019, we revised our estimated transaction price due to changes in the underlying cost per dose of the product supply occurring during the respective quarter. We estimate the cost per dose for the life of the contract taking into consideration historical experience of our contract manufacturers and anticipated changes to production yields and other factors. During the third quarter of 2019, the price per dose from our contract manufacturers decreased for the first time under this arrangement. As such, we reduced the expected transaction price to the current estimated value and applied the reduction to the undelivered elements of the overall arrangement at the time this product supply performance obligation originated. Furthermore, unrelated to the cost per dose changes, the number of doses of clinical product requested by Healios was amended in the third quarter of 2019, and our revenues were further reduced during the period. Similarly, during the third and fourth quarters of 2019, certain services related to technology transfer activities were determined to be constrained since the activity may no longer be required under the arrangement.

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
The remaining transaction price for the performance obligations that were not yet delivered is not significant at December 31, 2019. At December 31, 2019, the contract liability included in Deferred Revenue - Healios on the consolidated balance sheets, is properly classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
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
Advance from Healios
In 2017, we amended the clinical trial supply agreement for the manufacturing of investigational product for Healios for its Japan stroke clinical study to clarify a cost-sharing arrangement. The proceeds from Healios that relate specifically to the cost-sharing arrangement may either (i) result in a reduction in the proceeds we receive from Healios upon the achievement of two potential milestones and an increase to a commercial milestone under the First License Agreement for stroke or (ii) be repaid to Healios at our election, as defined. The cost-sharing proceeds received are recognized on the balance sheet as a non-current advance from customer until the related milestone is achieved, unless such amounts are repaid to Healios at our election, at which time, the culmination of the earnings process will be complete and revenue will be recognized.

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

	Twelve months ended December 31, 2019		Twelve months ended December 31, 2018
	Point in Time	Over Time	Point in Time	Over Time
Contract revenue from Healios:
License fee revenue	$1,624	$—	$17,682	$—
Product supply revenue	2,167	—	1,445	—
Service revenue	—	1,726	—	3,149
Other contract revenue	—	—	251	—
Total disaggregated revenues	$3,791	$1,726	$19,378	$3,149

F. Capitalization and Warrant Instruments
Capitalization
At December 31, 2019 and December 31, 2018, we had 300 million shares of common stock and 10.0 million shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2019 and 2018.
The following shares, in thousands, of common stock were reserved for future issuance:

	December 31
	2019	2018
Stock-based compensation plans	30,054	16,096
Healios Warrants to purchase common stock	4,000	18,500
	34,054	34,596
Equity Issuance - Healios
In March 2018, Healios purchased 12,000,000 shares of our common stock for $21.1 million, or approximately $1.76 per share, and the Healios Warrant to purchase up to an additional 20,000,000 shares. In connection with this investment, we entered into an Investor Rights Agreement (the "Investor Rights Agreement") that governs certain rights of Healios and us relating to Healios’ ownership of our common stock. The Investor Rights Agreement provides for customary standstill and voting obligations, transfer restrictions and registration rights for Healios. Additionally, we agree to provide notice to Healios of certain equity issuances and to allow Healios to participate in certain issuances in order maintain its proportionate ownership of our common stock as of the time of such issuance. We further agreed that during such time as Healios beneficially owns more than 5.0% but less than 15.0% of our outstanding common stock, our Board of Directors (the “Board”) will nominate a Healios nominee suitable to us to become a member of the Board, and during such time as Healios beneficially owns 15.0% or more of our outstanding common stock, our Board will nominate two suitable Healios nominees to become members of the Board, at each annual election of directors. Healios nominated an individual to the Board, who was elected at the 2018 annual stockholders’ meeting. As a result of Healios’ investment, Healios became a related party, and the transactions with Healios are separately identified within these financial statements as related party transactions.
At the time of the investment in March 2018, the 20,000,000 Warrant Shares would not become exercisable until the planned collaboration expansion was completed, which at the time included an option to commercialize in China. At the time of the June 2018 expansion, however, the parties had not reached agreement on the option so Athersys agreed to provide Healios with a right of first negotiation with respect to the option, and therefore, the parties bifurcated the Healios Warrant so that 4,000,000 Warrant Shares became exercisable with the June 2018 expansion and the remaining 16,000,000 Warrant Shares would become exercisable if Healios agreed to execute an option for a license in China. As of June 30, 2019, 16,000,000 Warrant Shares were no longer exercisable and expired under the terms of the Healios Warrant, since an option in China was not executed. The 4,000,000 Warrant Shares are exercisable at the greater of $1.76 and the Reference Price (which is generally 110% of the average closing price per share of the Company's common stock for the ten trading days ending on the trading day immediately preceding the date the Warrant is exercised).
The value of the Healios Warrant was considered as an element of compensation in the transaction price of the Healios collaboration expansion. We evaluated the various terms of the Healios Warrant and concluded that it is accounted for as an equity instrument at inception and $5.3 million was computed as the best estimate of the fair value of the Healios Warrant at the time of issuance in March 2018. The fair value was computed using a Monte Carlo simulation model that included probability-weighted estimates of potential milestone points in time that could impact the value of the Healios Warrant during its term. The fair value was recorded as additional paid-in capital in the first quarter of 2018, with the offset being included in other asset related to Healios, and the asset would be included as an element of compensation in the transaction price upon the consummation of the expansion that was proposed in March 2018 under the LOI.
Upon the modification of the Healios Warrant in June 2018 in connection with the expansion of the collaboration that included the bifurcation of the Healios Warrant due to the change related to China rights, we reassessed the fair value of the Healios Warrant immediately before and after the modification using the same valuation methodology, which resulted in no incremental fair value to be recorded. The value of the 4,000,000 Warrant Shares that became exercisable upon the June 2018 expansion of $1.1 million was recorded as a reduction to the revenue recognized for the delivered licenses in June 2018. See Note E. However, since the June 2018 expansion agreements made the exercisability of the 16,000,000 shares underlying the Healios Warrant contingent on entering into an option for a license in China, we considered the ability to apply the $4.2 million value of such Warrant Shares as an element of compensation to be constrained. Therefore, the remaining asset was reversed against additional paid-in-capital.
Equity Purchase Agreement
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC (“Aspire Capital”) that provide us the ability to sell shares to Aspire Capital from time to time, as appropriate. The current agreement with Aspire Capital was entered into in February 2018 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a three-year period. The terms of the 2018 equity facility are similar to the previous arrangements, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in February 2018 and filed a registration statement for the resale of 24,700,000 shares of common stock in connection with the equity facility. Also, in connection with this equity facility, in February 2018, Aspire Capital invested $1.0 million in us at $2.00 per share of common stock. During the years ended December 31, 2019, 2018 and 2017, we sold 14,475,000, 8,708,582 and 9,400,000 shares, respectively, to Aspire Capital at average prices of $1.41, $1.78 and $1.75 per share, respectively. In the first quarter of 2020 through March 13, 2020, we generated an additional $5.5 million in proceeds from the use of our equity purchase arrangement.
In November 2019, we entered into a new facility to replace the current facility, which will provide us with the ability to purchase up to an aggregate of $100.0 million of shares of common stock over a three-year period. The terms of the 2019 equity facility are similar to the previous arrangements, and we issued 350,000 shares of common stock to Aspire Capital as a commitment fee in November 2019 and filed a registration statement for the resale of 31,000,000 shares of common stock in connection with the new equity facility.
Open Market Sale Agreement

In May 2019, we entered into an open market sale agreement with Jefferies LLC ("Jefferies"), as sales agent, pursuant to which we could offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. The shares could have been offered and sold pursuant to our registration statement on Form S-3 that was declared effective by the SEC on March 21, 2017 but will no longer be effective on March 21, 2020. Because that registration statement on Form S-3 will soon expire, the open market sale agreement with Jefferies will not be operable without additional SEC filings. We did not sell any shares of our common stock under this agreement.

License Agreement and Settlement
In October 2017, we entered into an agreement to settle longstanding intellectual property disagreements with a third-party. As part of the agreement, we were granted a worldwide, non-exclusive license, with the right to sublicense, to the other party’s patents and applications that were at the core of the intellectual property dispute, for use related to the treatment or prevention of disease or conditions using cells. In return, we agreed not to enforce our intellectual property rights against the party with respect to certain patent claims, nor to further challenge the patentability or validity of certain applications or patents. Upon execution of the license and settlement agreement in 2017, we paid $0.5 million and issued 1,000,000 shares of our common stock with a fair value of $2.3 million. In 2018, in accordance with the agreement, we paid an additional $1.0 million and we issued 500,000 additional shares of our common stock related to a patent issuance. This contingent obligation to issue 500,000 shares of common stock was originally recorded in accrued license fee expense on the consolidated balance sheets at December 31, 2017 at a fair value of $0.9 million. The actual issuance of the 500,000 shares in May 2018 was recorded at an actual fair value of $1.2 million, resulting in $0.3 million of additional paid-in-capital and research and development expense in 2018. There will be no royalty, milestone or other payments due to the third-party associated with the development and commercialization of our cell therapy products. Our payment obligations are concluded.
G. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the "EICP") authorizes an aggregate of approximately 18,500,000 shares of common stock for awards to employees, directors and consultants. The EICP was approved in June 2019 and replaced our prior long-term incentive plans. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of December 31, 2019, a total of 6,106,927 shares (including 255,656 shares related to an expired incentive plan) of common stock have been issued under our equity incentive plans.
As of December 31, 2019, a total of 14,048,065 shares were available for issuance under our EICP, and stock-based awards to purchase 16,007,851 shares (including 872,187 shares related to an expired incentive plan) of common stock were outstanding. We recognized $4.9 million, $3.8 million and $3.0 million of stock-based compensation expense in 2019, 2018 and 2017, respectively.
Stock Options
The weighted average fair value of options granted in 2019, 2018 and 2017 was $1.00, $1.46 and $0.95 per share, respectively. The total fair value of options vested during 2019, 2018 and 2017 was $3.0 million, $2.5 million and $2.0 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was not significant. At December 31, 2019, total unrecognized estimated compensation cost related to unvested stock options was approximately $5.5 million, which is expected to be recognized by the end of 2023 using the straight-line method. The weighted average contractual life of unvested options at December 31, 2019 was 8.8 years. The aggregate intrinsic value of fully vested option shares and option shares expected to vest as of December 31, 2019 was not significant.

A summary of our stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2017	9,236,228	$2.76
Granted	2,596,480	1.47
Exercised	(136,056)	1.50
Forfeited / Expired	(2,777,539)	4.76
Outstanding December 31, 2017	8,919,113	1.78
Granted	2,434,732	2.26
Exercised	(112,484)	1.57
Forfeited / Expired	(285,853)	2.62
Outstanding December 31, 2018	10,955,508	1.87
Granted	3,402,608	1.55
Exercised	(48,152)	1.40
Forfeited / Expired	(334,293)	2.71
Outstanding December 31, 2019	13,975,671	$1.77
Vested during 2019	2,508,333	$1.88
Vested and exercisable at December 31, 2019	8,919,741	$1.81

	December 31, 2019
	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.01 – $1.55	6,832,730	8.0 years	$1.47	3,223,605	3.2 years	$1.42
$1.56 – $1.98	2,685,058	4.7 years	$1.72	2,499,294	4.1 years	$1.72
$2.06 – $3.84	4,457,883	7.2 years	$2.26	3,196,842	5.0 years	$2.26
	13,975,671			8,919,741

Restricted Stock Units
A summary of our restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value
Outstanding January 1, 2017	1,201,159	$1.92
Granted	1,054,720	1.46
Vested-common stock issued	(571,118)	1.75
Forfeited / Expired	(35,775)	1.82
Outstanding December 31, 2017	1,648,986	1.69
Granted	787,968	2.31
Vested-common stock issued	(741,424)	1.81
Forfeited / Expired	(38,842)	1.74
Outstanding December 31, 2018	1,656,688	1.93
Granted	1,350,150	1.55
Vested-common stock issued	(938,311)	1.87
Forfeited / Expired	(36,347)	1.69
Outstanding December 31, 2019	2,032,180	$1.71
Vested/Issued cumulative at December 31, 2019	5,508,176	$1.75
The total fair value of restricted stock units vested during 2019, 2018 and 2017 was $1.8 million, $1.3 million and $1.0 million, respectively. At December 31, 2019, total unrecognized estimated compensation cost related to unvested restricted stock units was approximately $3.4 million, which is expected to be recognized by the end of 2023 using the straight-line method.
H. Income Taxes
At December 31, 2019, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $193.2 million and $12.8 million, respectively. Such operating losses and tax credits may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2032 and 2039. Additionally, as of December 31, 2019, we had federal net operating loss carryforwards generated after 2017 of $56.6 million that have an indefinite life, but with usage limited to 80% of taxable income in any given year. We also had foreign net operating loss carryforwards of approximately $24.2 million. Such foreign net operating loss carryforwards do not expire. We also had state and city net operating loss carryforwards aggregating approximately $63.5 million. Such state and city net operating loss carryforwards may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2020 and 2037. Certain state net operating losses do not expire.
The utilization of net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, (the “IRC”). We generated U.S. federal net operating loss carryforwards of $156.5 million, research and development tax credits of $12.8 million, and state and local net operating loss carryforwards of $63.3 million since 2012. We will update our analysis under Section 382 prior to using these attributes.
A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Percent of Income before Income Taxes
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State income taxes - net of federal tax benefit	0.9%	0.9%
Other permanent differences	(2.3)%	(3.7)%
Valuation allowances	(25.9)%	(29.2)%
Research and development - U.S.	6.3%	11.0%
Effective tax rate for the year	—%	—%

Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards	$48,182	$38,813
Research and development credit carryforwards	12,797	9,979
Compensation expense	1,156	1,552
Other	903	1,166
Total deferred tax assets	63,038	51,510
Valuation allowance for deferred tax assets	(63,038)	(51,510)
Net deferred tax assets	$—	$—
Because of our cumulative losses, substantially all the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2019.
In December 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA made widespread changes to the IRC, including, among other items, a reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The TCJA also eliminated alternative minimum tax and the 20-year carryforward limitation for net operating losses incurred after December 31, 2017 and imposes a limit on the usage of net operating losses incurred after such date equal to 80% of taxable income in any given year. The 80% usage limit will not have an economic impact on us until our current net operating losses are either utilized or expire. The carrying value of our deferred tax assets and liabilities is determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets and liabilities. The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profit (“E&P”) of certain of our foreign subsidiaries. To determine the amount of Transition Tax, a company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries as well as the amount of non-U.S. income tax paid on such earnings. We have an overall foreign E&P deficit and accordingly have not recorded any Transition Tax obligation.
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
I. Profit Sharing and 401(k) Plan
We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We make employer contributions to this plan, and the expense was approximately $0.4 million, $0.5 million and $0.3 million in 2019, 2018 and 2017, respectively.

J. Leases
In February 2016, the FASB issued Topic 842, which requires lessees to record most leases with a term greater than 12 months on their balance sheets, but recognize expenses on their statement of operations in a manner similar to current accounting practice. Under the guidance, lessees initially recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs.
We adopted ASU 2016-02, Leases ("Topic 842") effective January 1, 2019, using the modified retrospective transition option. The adoption of the standard resulted in the recording of ROU assets, primarily consisting of operating leases of facilities and minor equipment, and lease liabilities of $1.0 million as of the commencement date. The adoption did not have a material impact on our consolidated statements of operations and comprehensive loss or cash flows related to existing leases. As a result, there was no cumulative-effect adjustment.
We elected certain practical expedients as part of the adoption, which allow us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the short-term lease recognition exemption for all leases that qualify and will not recognize ROU assets or lease liabilities for those leases. Lastly, we elected to separate lease and non-lease components only for contract manufacturing assets based on an assessment of the contract terms. We did not separate lease and non-lease components for all other existing asset classes. Most leases do not contain an implicit discount rate; therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.
Our facilities leases contain one or more options to renew after the noncancellable term. The exercise of lease renewal options is not reasonably certain upon lease commencement and is at management's sole discretion. Our ROU assets are included within deposits and other in our consolidated balance sheet at December 31, 2019. Associated lease liabilities are included in accrued expenses and other, and other long-term liabilities in our consolidated balance sheet at December 31, 2019. Lease expense for lease payments is recognized on a straight-line basis over the lease term within loss from operations in the consolidated statements of operations and comprehensive loss. Payments for certain lease agreements are adjusted annually for changes in an index or rate. We had no finance leases, residual value guarantees, restrictive covenants, subleases or sale leasebacks at December 31, 2019.
As of December 31, 2019, ROU assets and lease liabilities were each $0.7 million. The weighted-average remaining term for lease contracts was 1.6 years at December 31, 2019, with maturities ranging from 15 months to 50 months. The weighted-average discount rate was 5.3% at December 31, 2019. We paid $0.5 million for operating leases included in the measurement of lease liabilities during the year ended December 31, 2019.
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
Lease Costs
The table below presents certain information related to the lease costs (in thousands) for operating leases as of December 31, 2019:

Twelve months ended December 31, 2019
Operating lease cost	$487
Short-term lease cost	61
Variable lease cost (1)	205
Total lease cost	$753
(1) Includes lease components from our third-party manufacturing agreements.

Undiscounted Cash Flows
The following table summarizes future maturities (in thousands) for operating lease liabilities as of December 31, 2019:

2020	$489
2021	198
2022	15
2023	12
2024	2
Total minimum lease payments	716
Less: amount of lease payments representing interest	30
Present value of operating lease liabilities	$686

K. Quarterly Financial Data (unaudited)
The following table presents quarterly data for the years ended December 31, 2019 and 2018, in thousands, except per share data:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$1,445	$4,262	$(361)	$287	$5,633
Loss from operations	(13,260)	(9,901)	(12,342)	(9,985)	(45,488)
Net loss	(12,956)	(9,688)	(12,015)	(9,923)	(44,582)
Basic and diluted net loss per common share (1)	$(0.09)	$(0.06)	$(0.08)	$(0.06)	$(0.29)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$1,066	$19,391	$2,321	$1,513	$24,291
Income (loss) from operations	(10,262)	6,745	(9,976)	(11,552)	(25,045)
Net income (loss)	(10,155)	6,933	(9,740)	(11,321)	(24,283)
Basic and diluted net income (loss) per common share (1)	$(0.08)	$0.05	$(0.07)	$(0.08)	$(0.18)
(1) Due to the effect of quarterly changes to outstanding shares of common stock and weightings, the annual loss per share will not necessarily equal the sum of the respective quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, these officers have concluded that as of December 31, 2019, our disclosure controls and procedures are effective.
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the 2013 framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this annual report on Form 10-K and incorporated herein by reference.
Changes in internal control: During the fourth quarter of 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On January 9, 2020, the Board of Directors of the Company, based upon the recommendation of the Compensation Committee of the Board of Directors of the Company, approved a cash bonus incentive plan (the “Plan”) for the year ending December 31, 2020 for the named executive officers of the Company. The Plan provides that each participant is eligible to earn a bonus during the award term of January 1, 2020 through December 31, 2020. The Plan provides for the following target bonus percentages of the named executive officer’s salary during the award term, weighted as set forth below on the achievement of specified corporate goals, with the remainder based on individual/functional performance. The corporate goals include advancing the Company’s clinical programs for MultiStem and manufacturing process development initiatives, executing against the established operating plan and capital acquisition objectives, and advancement of strategic partnership and program activities. There is no formally adopted plan document for the Plan.

Title	Target Bonus	Weighting on Corporate Goals
Chief Executive Officer	60%	100%
President & Chief Operating Officer	45%	80%
Executive Vice President & Chief Scientific Officer	45%	80%
Chief Financial Officer	40%	80%
Senior Vice President of Finance	35%	60%
A summary of the plan is attached to this annual report on Form 10-K as Exhibit 10.45 and is hereby incorporated herein by reference thereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2019, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (1)
Equity compensation plan approved by security holders	15,135,664	$1.79	14,048,065
Equity compensation plan not approved by security holders (3)	872,187	$1.51	—
Total	16,007,851		14,048,065
_________________

(1)	Included in column (a) and (c) are both stock option and RSU awards under our equity compensation plans.

(2)
Reflects the weighted-average exercise price of outstanding stock options only, as opposed to RSUs that do not have an exercise price. The weighted average exercise price of all outstanding stock option awards under our plans is $1.77 and the weighted average remaining term is 7.11 years.

(3)
The shares of common stock included in this plan category are issuable pursuant to outstanding awards under the Athersys, Inc. Equity Incentive Compensation Plan. This plan expired on June 8, 2017; therefore, no new awards can be issued under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Athersys, Inc. are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flow for each of the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
The following financial statement schedule of Athersys, Inc. is included:
Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2019
Deducted from asset accounts:
Tax valuation allowances	$51,510	$11,528	$—	$63,038	(A)
Total 2019	$51,510	$11,528	$—	$63,038
Year Ended December 31, 2018
Deducted from asset accounts:
Tax valuation allowances	$44,829	$6,681	$—	$51,510	(A)
Total 2018	$44,829	$6,681	$—	$51,510
Year Ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts-note receivable	$376	$—	$(376)	$—	(B)
Tax valuation allowances	54,772	—	(9,943)	44,829	(A)
Total 2017	$55,148	$—	$(10,319)	$44,829
(A) – Substantially all our deferred tax assets are offset by valuation allowances.
(B) – Reserve on note receivable that was fully-reserved. We wrote-off the note in 2017.
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, omitted.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description

3.1
Certificate of Incorporation of Athersys, Inc., as amended as of June 20, 2013 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 8, 2019)

3.2
Certificate of Amendment to Certificate of Incorporation of Athersys, Inc., as amended as of June 7, 2017 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 9, 2017)

3.3
Bylaws of Athersys, Inc., as amended and restated as of March 13, 2019 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 14, 2019)

4.1
Common Stock Purchase Warrant issued to HEALIOS K.K. by Athersys, Inc. dated March 14, 2018 (incorporated herein by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q (Commission 001-33876) filed with the Commission on May 10, 2018)

4.2
Amendment No. 1 to Common Stock Purchase Warrant issued to HEALIOS K.K. by Athersys, Inc. dated as of June 6, 2018 (incorporated herein by reference to Exhibit 4.1 to the registrants Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 9, 2018)

4.3	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*
Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*
Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3
Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.4*
Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.5
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.6
Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 14, 2012)

10.7†
Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8†
Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10†
Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11†
Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.13†
Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.14†
Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.15†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16†
Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18†
Amendment No. 2 to Employment Agreement, dated as of January 24, 2014, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission No. 001-33876) filed with the Commission on March 13, 2014)

10.19†
Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20†
Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21†
Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22†
Form Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.23*
Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.24
Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.26†
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.27†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.28†
Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-212119) filed with the Securities and Exchange Commission on June 20, 2016)

10.29†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.30†
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.31†
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.34
License Agreement by and between ABT Holding Company and Healios K.K., dated as of January 8, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 5, 2016)

10.35
Common Stock Purchase Agreement, dated as of February 1, 2018, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 1, 2018)

10.36
Registration Rights Agreement, dated as of February 1, 2018, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 1, 2018)

10.37
First Amendment to License Agreement, dated as of July 21, 2017, by and between ABT Holding Company and Healios K.K. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2017)

10.38
Second Amendment to License Agreement, dated as of September 19, 2017, by and between ABT Holding Company and Healios K.K. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2017)

10.40
Investor Rights Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of March 13, 2018 (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 10, 2018)

10.41 *
Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of June 6, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 9, 2018)

10.42
Amendment No. 1 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 31, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 6, 2018)

10.43
Amendment No. 2 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of December 6, 2018 (incorporated herein by reference to Exhibit 10.44 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2019)

10.44
Amendment No. 3 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of December 14, 2018 (incorporated herein by reference to Exhibit 10.45 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2019)

10.45†	Summary of Athersys, Inc. 2020 Cash Bonus Incentive Plan

10.46†
Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-8 (Registration No. 333-232075) filed with the Commission on June 12, 2019)

10.47†
Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.48†
Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.49†
Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.50†
Form of Restricted Stock Unit Agreement (Executives) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.51†
Form of Restricted Stock Unit Agreement (Non-Executive) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.52
Common Stock Purchase Agreement, dated as of November 5, 2019 by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 6, 2019)

10.53
Registration Rights Agreement, dated as of November 5, 2019, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 6, 2019)

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 16, 2020.

ATHERSYS, INC.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Title: Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Gil Van Bokkelen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2020
Gil Van Bokkelen

/s/ Laura K. Campbell	Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020
Laura K. Campbell

*	Executive Vice President, Chief Scientific Officer and Director	March 16, 2020
John J. Harrington

*
Hardy TS Kagimoto	Director	March 16, 2020

*
Lorin J. Randall	Director	March 16, 2020

*
Jack L. Wyszomierski	Director	March 16, 2020

*
Lee E. Babiss	Director	March 16, 2020

*
Ismail Kola	Director	March 16, 2020

*
Gil Van Bokkelen, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Attorney-in-fact