Form 10-Q
period 2020-03-31
ATHERSYS, INC / NEW
filed 2020-05-07
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 4, 2020 was 196,474,528.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,692	$35,041
Accounts receivable	17	17
Accounts receivable from Healios	259	945
Prepaid expenses and other	1,503	1,168
Total current assets	34,471	37,171
Equipment, net	3,039	2,882
Deposits and other	1,558	1,613
Total assets	$39,068	$41,666
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,650	$9,048
Accounts payable to Healios	1,068	1,068
Accrued compensation and related benefits	872	773
Accrued clinical trial related costs	1,106	1,160
Accrued expenses and other	859	723
Deferred revenue - Healios	65	65
Total current liabilities	14,620	12,837
Advance from Healios	5,338	5,338
Other long-term liabilities	102	220
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, and 170,770,089 and 159,791,585 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	171	160
Additional paid-in capital	459,145	440,735
Stock subscription receivable from Healios	(7,040)	—
Accumulated deficit	(433,268)	(417,624)
Total stockholders’ equity	19,008	23,271
Total liabilities and stockholders’ equity	$39,068	$41,666
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues
Contract revenue from Healios	$—	$1,441
Grant revenue	—	4
Total revenues	—	1,445
Costs and expenses
Research and development	12,095	11,415
General and administrative	3,474	3,106
Depreciation	190	184
Total costs and expenses	15,759	14,705
Loss from operations	(15,759)	(13,260)
Other income, net	115	304
Net loss and comprehensive loss	$(15,644)	$(12,956)
Net loss per share, basic and diluted	$(0.10)	$(0.09)
Weighted average shares outstanding, basic and diluted	162,715	145,964
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2019	—	$—	159,791,585	$160	$—	$440,735	$(417,624)	$23,271
Stock-based compensation	—	—	—	—	—	1,280	—	1,280
Stock subscription receivable from Healios warrant exercise	—	—	4,000,000	4	(7,040)	7,036	—	—
Issuance of common stock	—	—	6,825,000	7	—	10,243	—	10,250
Issuance of common stock under equity compensation plan	—	—	153,504	—	—	(149)	—	(149)
Net comprehensive loss	—	—	—	—	—	—	(15,644)	(15,644)
Balance at March 31, 2020	—	$—	170,770,089	$171	$(7,040)	$459,145	$(433,268)	$19,008

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2018	—	$—	144,292,739	$144	$416,014	$(373,042)	$43,116
Stock-based compensation	—	—	—	—	1,090	—	1,090
Issuance of common stock	—	—	3,825,000	4	5,603	—	5,607
Issuance of common stock under equity compensation plan	—	—	158,494	—	(69)	—	(69)
Net comprehensive loss	—	—	—	—	—	(12,956)	(12,956)
Balance at March 31, 2019	—	$—	148,276,233	$148	$422,638	$(385,998)	$36,788
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating activities
Net loss	$(15,644)	$(12,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	184
Stock-based compensation	1,280	1,090
Changes in operating assets and liabilities:
Accounts receivable	—	251
Accounts receivable from Healios - billed and unbilled	686	2,261
Prepaid expenses, deposits and other	(279)	1,101
Accounts payable and accrued expenses	1,664	1,210
Deferred revenue - Healios	—	499
Advances and deposits from Healios	—	845
Net cash used in operating activities	(12,103)	(5,515)
Investing activities
Purchases of equipment	(347)	(64)
Net cash used in investing activities	(347)	(64)
Financing activities
Proceeds from issuance of common stock	10,250	5,607
Shares retained for withholding tax payments on stock-based awards	(149)	(69)
Net cash provided by financing activities	10,101	5,538
Decrease in cash and cash equivalents	(2,349)	(41)
Cash and cash equivalents at beginning of the period	35,041	51,059
Cash and cash equivalents at end of the period	$32,692	$51,018
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Month Periods Ended March 31, 2020 and 2019

1. Background and Basis of Presentation
Background: We are an international biotechnology company focused in the field of regenerative medicine and operate in one business segment. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 3 clinical development.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $433.3 million at March 31, 2020, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing and sales. At March 31, 2020, we had available cash and cash equivalents of $32.7 million. In April 2020, we completed an underwritten public offering of common stock generating gross proceeds of approximately $57.6 million. Also, in March 2020, HEALIOS K.K. (“Healios”), our collaborator in Japan, elected to exercise its warrant in full, and we generated proceeds of approximately $7.0 million received in April 2020. We believe that these recent proceeds combined with our cash on hand, expected cash receipts primarily attributed to our collaboration with Healios and proceeds from the equity facility that we have in place are sufficient to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. We expect that our near-term milestones and clinical trial results, including the results of Healios’ clinical trials, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the outcome of these milestones and clinical trial results, we may accelerate, defer or stage the timing of certain programs until we become cash flow positive from the sales of our clinical products, if they are approved for marketing.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
2. Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326): Effective Dates, delaying the effective date for smaller reporting companies until January 2023. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements and disclosures, and we do not intend to early adopt.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods reasonably certain to be exercised by the customer or for which exercise is controlled by the provider. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this standard on a prospective basis effective January 1, 2020 and such capitalized costs are recorded in Deposits and Other on our unaudited condensed consolidated balance sheet at March 31, 2020. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (“Topic 808”): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update: (i) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account and in those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements; (ii) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and (iii) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The provisions of ASU 2018-18 are effective for years beginning after December 15, 2019. We have adopted the standard effective January 1, 2020 prospectively, which had no impact on our consolidated financial statements.
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
The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended March 31,
	2020	2019
Stock-based awards	16,662	12,431
Healios warrant – see Note 6	—	17,000
Total	16,662	29,431
4. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
We have a licensing collaboration with Healios to primarily develop and commercialize our cell therapy technologies for certain disease indications in Japan, pursuant to which we received nonrefundable license fee payments and are entitled to royalties on net sales. We also have the right to receive development and commercial milestone payments from Healios, subject to certain potential credits that have been negotiated from time-to-time associated with modifications to the arrangement. Healios is responsible for the development and commercialization of the licensed products in the licensed territories, and we provide certain services to Healios for which we are paid.
Refer to Note 6 regarding Healios exercise of a warrant in 2020.

Healios Revenue Recognition
At the inception of the Healios arrangement and again each time that the arrangement is modified, all material performance obligations are identified, which currently include (i) licenses to our technology, (ii) product supply services and (iii) services to transfer technology to a contract manufacturer on Healios’ behalf. It was determined that these performance obligations are separate and distinct within the context of the contract. We determine the standalone selling price of each performance obligation and the related transaction price, taking into account variable consideration using the expected value or most likely amount method and reassessing our estimates each reporting period. We constrain, or reduce, the estimates of variable consideration if it is probable that a significant reversal of previously recognized revenue could occur throughout the life of the contract, and both the likelihood and magnitude of a potential reversal of revenue are taken into consideration.
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
The remaining transaction price for the performance obligations that were not yet delivered is not significant at March 31, 2020. At March 31, 2020, the contract liability, included in Deferred Revenue - Healios on the unaudited condensed consolidated balance sheets, is properly classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
Advance from Healios
Certain clinical product supply services that were concluded in 2019 involved a cost-sharing arrangement, the proceeds from which may either (i) result in a reduction in the proceeds we receive from Healios upon the achievement of two potential milestones and an increase to a commercial milestone under the license agreement for stroke or (ii) be repaid to Healios at our election, as defined. The cost-sharing proceeds received are recognized in Advance from Healios on the unaudited condensed consolidated balance sheets until the earlier of the milestones being achieved or such amounts being repaid to Healios at our election, at which time, the culmination of the earnings process or the repayment will be complete.
Disaggregation of Revenues
We recognize license-related amounts, including upfront payments, exclusivity fees, additional disease indication fees and milestones at a point in time when earned. Similarly, product supply revenue is recognized at a point in time upon delivery, as defined, while service revenue (e.g., technology transfer) is recognized when earned over time in proportion to the contractual services provided. For performance obligations satisfied over time, we apply an appropriate method of measuring progress each reporting period and, if necessary, adjust the estimates of performance and the related revenue recognition.
The following table presents our contract revenues disaggregated by timing of revenue recognition and excludes royalty revenue (in thousands):

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$—	$—	$966	$—
Service revenue	—	—	—	475
Total disaggregated revenues	$—	$—	$966	$475

5. Stock-based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of common stock for awards to employees, directors and consultants. In the three-month period ended March 31, 2020, we granted 80,000 stock options to our employees under the EICP. Also, in the first quarter of 2020 we awarded inducement stock options to purchase 1,000,000 shares of our common stock. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards.

As of March 31, 2020, a total of 14,123,833 shares were available for issuance under our EICP, and stock-based awards to purchase 15,661,772 shares of common stock were outstanding under our current and former equity incentive plans, and 1,000,000 shares of common stock were outstanding as inducement awards granted outside of our equity incentive plans. For the three-month periods ended March 31, 2020 and 2019, stock-based compensation expense was approximately $1.3 million and $1.1 million, respectively. At March 31, 2020, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $8.3 million, which is expected to be recognized by the end of 2024 using the straight-line method.
6. Stockholders’ Equity
Equity Purchase Agreement
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC (“Aspire Capital”) that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into on November 5, 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million shares of our common stock over a defined timeframe. The terms of the 2019 equity facility are similar to the previous equity facilities with Aspire Capital, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019 and filed a registration statement for the resale of 31,000,000 shares of common stock in connection with the equity facility. Our prior equity facility that was entered into in February 2018 was fully utilized and terminated during the first quarter of 2020.
We sold 6,825,000 shares to Aspire Capital at an average price of $1.50 per share in the first quarter of 2020, generating proceeds of $10.2 million. We sold 3,825,000 shares to Aspire Capital at an average price of $1.47 per share in the first quarter of 2019, generating proceeds of $5.6 million.
Healios Warrant
In March 2020, Healios elected to exercise its warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, as defined in the warrant. The proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the warrant and are reflected on the unaudited condensed consolidated balance sheet at March 31, 2020 as a subscription receivable.
7. Income Taxes
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
8. Subsequent Events
In April 2020, we completed an underwritten public offering of common stock generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of common stock at an offering price of $2.25 per share.
In April 2020, we were approved to receive loan proceeds in the amount of $1.3 million under the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act to provide loans to qualifying businesses. We applied for the loan based on the initial criteria established by the PPP and guidance of the U.S. Department of the Treasury (“Treasury Department”). Because additional guidance recently issued by the Treasury Department after we had been approved for the PPP loan indicated that public companies may not be eligible for PPP loans, we did not accept the PPP loan.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on

Form 10-K for the year ended December 31, 2019. Operating results are not necessarily indicative of results that may occur in future periods.
Overview and Recent Developments
We are an international biotechnology company that is focused primarily in the field of regenerative medicine. We are developing our MultiStem cell therapy product, a patented, adult-derived “off-the-shelf” stem cell product, initially for disease indications in the neurological, inflammatory and immune, cardiovascular and other critical care indications. We have ongoing clinical trials evaluating this potential regenerative medicine product, and our most advanced program is a Phase 3 clinical trial for treatment of ischemic stroke. We also launched in April 2020 a Phase 2/3 study for the treatment of patients with COVID-19 induced acute respiratory distress syndrome, or ARDS.
In December 2019, a novel strain of the coronavirus disease, or COVID-19, was identified in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place.
As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not had a significant adverse effect on our business. However, it is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our collaborators’ planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. The MASTERS-2 study has received several regulatory distinctions including Special Protocol Assessment designation, Fast Track designation and Regenerative Medicine Advanced Therapy designation from the U.S. Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency. We believe these designations could accelerate the development, regulatory review and subsequent commercialization of products like MultiStem cell therapy for ischemic stroke, if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness.
In addition, Healios K.K., or Healios, has an ongoing clinical trial, named TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan. TREASURE will be evaluated under the progressive framework for regenerative medicine therapies in Japan. Under the new framework, Healios’ ischemic stroke program has been awarded the SAKIGAKE designation by the Pharmaceuticals and Medical Devices Agency, which is designed to expedite regulatory review and approval, and is analogous to Fast Track designation from the FDA.
We initiated the MASTERS-2 study with a small number of high-enrolling sites and are bringing on additional sites over time in line with clinical product supply and clinical operations objectives. We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways afforded to us by the regulators in the United States, Europe and Japan.
•ARDS: In January 2020, we announced one-year follow-up results from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS, or the MUST-ARDS study. The study results provide further confirmation that the MultiStem treatment was well-tolerated and importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. In April 2020, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced COVID-19, or the MACOVIA study, and the first patient was enrolled. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and the study is designed to enroll approximately 400 patients at leading pulmonary critical care centers throughout the United States.

In Japan, Healios continues enrolling patients with pneumonia-induced ARDS in the ONE-BRIDGE study, and in April 2020, Healios announced the addition of a small cohort to examine the treatment of COVID-19 induced ARDS patients. We look forward to the results of this study.
•Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. The trial will be conducted by The University of Texas Health Science Center at Houston at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the University of Texas Health Science Center at Houston McGovern Medical School from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation will provide additional funding. Athersys will provide the investigational clinical product for the trial, as well as regulatory and operational support.
As part of the U.S. Government’s response to the outbreak of the 2019 novel coronavirus, COVID-19, we have held discussions with and made presentations under the Medical Countermeasures TechWatch program to the Biomedical Advanced Research and Development Authority, or BARDA, and to the U.S. government interagency COVID-19 Medical Countermeasures task force led by BARDA that also included other relevant governmental agencies and public health institutions. As a result of this review, our program involving administration of MultiStem for the treatment of ARDS was designated as highly relevant by the Medical Countermeasures TechWatch program. Following infection with COVID-19, or other viruses or pathogens that trigger severe pulmonary inflammation, ARDS can occur, resulting in significant morbidity or death. Discussions between Athersys and BARDA are continuing, and our full proposal submitted to BARDA was rated as acceptable. We are currently in discussions with BARDA regarding the finalization and implementation of a potential collaboration.
While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls and product quality, among other things. In addition to our manufacturing efforts, we are also stepping up our planning and preparations for the potential commercialization of our MultiStem product candidate, including strategies for market access and reimbursement. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval.
We have a collaboration with Healios primarily for the development and commercialization in Japan of MultiStem cell therapy for ischemic stroke and ARDS. We provide manufacturing and related services to Healios for which we are compensated.
Financial
In April 2020, we completed an underwritten public offering of common stock generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of common stock at an offering price of $2.25 per share.
In connection with an equity investment in us made by Healios in March 2018, Healios received a warrant to purchase shares of our common stock. On March 26, 2020, Healios elected to exercise its warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, as defined in the warrant. The proceeds of approximately $7.0 million were received on April 2, 2020 in accordance with the terms of the warrant and are reflected on the unaudited condensed consolidated balance sheet at March 31, 2020 as a subscription receivable.
In April 2020, we were approved to receive loan proceeds in the amount of $1.3 million under the Paycheck Protection Program, or PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act to provide loans to qualifying businesses. We applied for the loan based on the initial criteria established by the PPP and guidance of the U.S. Department of the Treasury, or the Treasury Department. Because additional guidance recently issued by the Treasury Department after we had been approved for the PPP loan indicated that public companies may not be eligible for PPP loans, we did not accept the PPP loan.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into on November 5, 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million shares of our common stock over a defined timeframe. Our prior equity facility that was entered into in February 2018 was fully utilized and terminated during the first quarter of 2020. During the quarter ended March 31, 2020, we sold 6,825,000 shares of common stock to Aspire Capital at an average price of $1.50 per share, generating proceeds of $10.2 million.

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
Three Months Ended March 31, 2020 and 2019
Revenues. There were no revenues for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019. The revenues in the prior period were primarily generated from our collaboration with Healios related to manufacturing services performed. Our collaboration revenues fluctuate from period-to-period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $12.1 million for the three months ended March 31, 2020 from $11.4 million for the comparable period in 2019. The $0.7 million net increase is associated with increases in research supplies of $0.7 million, personnel costs of $0.3 million, outside services of $0.2 million, consulting costs of $0.1 million, stock compensation costs of $0.1 million and other research and development costs of $0.2 million, with such increases partially offset by decreases in clinical trial and manufacturing process development costs of $0.9 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $3.5 million for the three months ended March 31, 2020 from $3.1 million in the comparable period in 2019. The $0.4 million increase was primarily due to increased personnel costs, outside services and stock compensation costs. We expect our annual 2020 general and administrative expenses to increase compared to 2019.
Depreciation. Depreciation expense was consistent at $0.2 million for the three months ended March 31, 2020 and March 31, 2019. We expect that our annual depreciation will increase in 2020 compared to 2019.
Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.

Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At March 31, 2020, we had $32.7 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $433.3 million at March 31, 2020. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We use all of our sources of capital to develop our technologies, discover and develop therapeutic product candidates and develop business collaborations, and we may use our sources of capital to acquire certain technologies and assets.
We are entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. We also receive payments from Healios for clinical product supply and other manufacturing-related services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.
In April 2020, we completed an underwritten public offering of common stock generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of common stock at an offering price of $2.25 per share.
In March 2020, Healios elected to exercise a warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, in accordance with the terms of the warrant. The proceeds of approximately $7.0 million were received in April 2020.
We have had equity purchase agreements in place since 2011 with Aspire Capital that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in November 5, 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. Our prior equity facility that was entered into in February 2018 was fully utilized and terminated during the first quarter of 2020. During the quarter ended March 31, 2020, we sold 6,825,000 shares of common stock to Aspire Capital at an average price of $1.50 per share. During the quarter ended March 31, 2019, we sold 3,825,000 shares of common stock to Aspire Capital at an average price of $1.47 per share.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. We intend to generate additional funding to meet our needs through business development and other transactions, collaborator achievement of milestones under our agreements, grant-funding activities, and other activities. At March 31, 2020, we had available cash and cash equivalents of $32.7 million. We intend to meet our short-term liquidity needs with available cash and recent proceeds from the underwritten public offering of common stock and Healios’ warrant exercise, combined with expected cash receipts from our collaboration with Healios and potential proceeds from business development. Over the longer term, we will continue to make use of available cash and may raise capital from time to time through our equity facility, subject to any volume and price limitations, and equity offerings. We may also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
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
Cash Flow Analysis
Net cash used in operating activities was $12.1 million for the three months ended March 31, 2020 compared to cash used of $5.5 million for the three months ended March 31, 2019. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposit balances from period-to-period.
Net cash used in investing activities was $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The fluctuations over the periods were due to timing of equipment purchases primarily for our manufacturing process development activities. We expect that our capital equipment expenditures for 2020 will be higher than our expenditures in 2019.
Financing activities provided cash of $10.1 million and $5.5 million for the three months ended March 31, 2020 and 2019, respectively, primarily from the issuance of common stock to Aspire Capital under our equity purchase agreements. Also included in financing activities for the three months ended March 31, 2020 and March 31, 2019 are shares retained for withholding tax payments on stock-based awards.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Management Estimates
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2019.
For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:

•	our ability to raise capital to fund our operations;

•	our ability to successfully finalize and implement an alliance with BARDA, and the terms of any such alliance, including the amount, if any, of funding that we might receive;

•	the success of our MACOVIA study and MATRICS-1 clinical trial;

•
the timing and nature of results from MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial, the Phase 2 clinical trial conducted by The University of Texas Health Science Center at Houston at the Memorial Hermann-Texas Medical Center evaluating MultiStem cell therapy for the early treatment of traumatic injuries, and the Healios TREASURE and ONE-BRIDGE clinical trials in Japan;

•
the impact on our business, results of operations and financial condition from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of infectious disease in the United States;

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

•
uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem cell therapy for the treatment of ischemic stroke, ARDS, acute myocardial infarction and trauma, and the prevention of graft-versus-host disease and other disease indications;

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

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	our ability to meet milestones and earn royalties under our collaboration agreements, including the success of our collaboration with Healios;

•	our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements and generate sales related to our technologies;

•	the success of our efforts to enter into new strategic partnerships and advance our programs, including, without limitation, in North America, Europe and Japan;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors; and

•	the risks mentioned elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A, “Risk Factors” and our other filings with the SEC.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.    Controls and Procedures.
Disclosure controls and procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The following disclosure supplements the discussion of certain risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business, results of operations, financial position or cash flows.

We face risks related to the current COVID-19 pandemic and other health epidemics and outbreaks.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not had a significant adverse effect on our business. However, it is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our collaborators’ planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our significant operating losses, our need for substantial additional funding to develop our products and support our operations, delays or difficulties in developing and commercializing our MultiStem product candidates, and delays in clinical trials and regulatory approvals relating to our products.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2020, we sold an aggregate of 6,825,000 shares of common stock to Aspire Capital under our equity purchase agreements, generating aggregate proceeds of $10.2 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act. Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.

Item 6.    Exhibits.

Exhibit No.	Description

10.1†	Offer Letter Agreement, dated as of January 9, 2020, by and between Athersys, Inc. and Ivor Macleod.

10.2†	Employment Agreement, dated as of January 31, 2020, by and between Athersys, Inc. and Ivor Macleod.

10.3†	Inducement Award Agreement, dated as of January 31, 2020, by and between Athersys, Inc. and Ivor Macleod.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ivor Macleod, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Ivor Macleod, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

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

ATHERSYS, INC.

Date: May 7, 2020	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer
(principal financial officer authorized to sign on behalf of the registrant)