Form 10-Q
period 2020-06-30
ATHERSYS, INC / NEW
filed 2020-08-10
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 5, 2020 was 197,403,562.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,707	$35,041
Accounts receivable	24	17
Accounts receivable from Healios	96	945
Prepaid expenses and other	1,071	1,168
Total current assets	81,898	37,171
Equipment, net	3,163	2,882
Deposits and other	1,375	1,613
Total assets	$86,436	$41,666
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,331	$9,048
Accounts payable to Healios	1,068	1,068
Accrued compensation and related benefits	1,066	773
Accrued clinical trial related costs	750	1,160
Accrued expenses and other	1,592	723
Deferred revenue - Healios	65	65
Total current liabilities	16,872	12,837
Advance from Healios	5,338	5,338
Other long-term liabilities	48	220
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, and 197,008,562 and 159,791,585 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	197	160
Additional paid-in capital	515,621	440,735
Accumulated deficit	(451,640)	(417,624)
Total stockholders’ equity	64,178	23,271
Total liabilities and stockholders’ equity	$86,436	$41,666
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Contract revenue from Healios	$77	$4,193	$77	$5,634
Grant revenue	7	69	7	73
Total revenues	84	4,262	84	5,707
Costs and expenses
Research and development	13,767	11,139	25,862	22,554
General and administrative	4,432	2,867	7,906	5,973
Depreciation	222	157	412	341
Total costs and expenses	18,421	14,163	34,180	28,868
Loss from operations	(18,337)	(9,901)	(34,096)	(23,161)
Other income (expense), net	(35)	213	80	517
Net loss and comprehensive loss	$(18,372)	$(9,688)	$(34,016)	$(22,644)
Net loss per share, basic and diluted	$(0.10)	$(0.06)	$(0.19)	$(0.15)
Weighted average shares outstanding, basic and diluted	191,317	150,163	177,016	148,075
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2019	—	$—	159,791,585	$160	$—	$440,735	$(417,624)	$23,271
Stock-based compensation	—	—	—	—	—	1,280	—	1,280
Stock subscription receivable from Healios warrant exercise	—	—	4,000,000	4	(7,040)	7,036	—	—
Issuance of common stock	—	—	6,825,000	7	—	10,243	—	10,250
Issuance of common stock under equity compensation plan	—	—	153,504	—	—	(149)	—	(149)
Net comprehensive loss	—	—	—	—	—	—	(15,644)	(15,644)
Balance at March 31, 2020	—	—	170,770,089	171	(7,040)	459,145	(433,268)	19,008
Stock-based compensation	—	—	—	—	—	2,579	—	2,579
Stock subscription receivable from Healios warrant exercise	—	—	—	—	7,040	—	—	7,040
Issuance of common stock, net of issuance cost	—	—	25,587,500	26	—	53,665	—	53,691
Issuance of common stock to Healios	—	—	310,526	—	—	534	—	534
Issuance of common stock under equity compensation plan	—	—	340,447	—	—	(302)	—	(302)
Net comprehensive loss	—	—	—	—	—	—	(18,372)	(18,372)
Balance at June 30, 2020	—	$—	197,008,562	$197	$—	$515,621	$(451,640)	$64,178

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2018	—	$—	144,292,739	$144	$416,014	$(373,042)	$43,116
Stock-based compensation	—	—	—	—	1,090	—	1,090
Issuance of common stock, net of issuance cost	—	—	3,825,000	4	5,603	—	5,607
Issuance of common stock under equity compensation plan	—	—	158,494	—	(69)	—	(69)
Net comprehensive loss	—	—	—	—	—	(12,956)	(12,956)
Balance at March 31, 2019	—	—	148,276,233	148	422,638	(385,998)	36,788
Stock-based compensation	—	—	—	—	1,152	—	1,152
Issuance of common stock, net of issuance cost	—	—	3,350,000	4	5,102	—	5,106
Issuance of common stock under equity compensation plan	—	—	151,518	—	(107)	—	(107)
Net comprehensive income	—	—	—	—	—	(9,688)	(9,688)
Balance at June 30, 2019	—	$—	151,777,751	$152	$428,785	$(395,686)	$33,251
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating activities
Net loss	$(34,016)	$(22,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412	341
Stock-based compensation	3,859	2,242
Changes in operating assets and liabilities:
Accounts receivable	(7)	182
Accounts receivable from Healios	849	1,820
Prepaid expenses, deposits and other	336	677
Accounts payable and accrued expenses	3,720	1,192
Deferred revenue - Healios	—	(672)
Advances and deposits from Healios	—	(97)
Net cash used in operating activities	(24,847)	(16,959)
Investing activities
Purchases of equipment	(551)	(400)
Net cash used in investing activities	(551)	(400)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	63,941	10,713
Proceeds from issuance of common stock to Healios	534	—
Shares retained for withholding tax payments on stock-based awards	(451)	(176)
Proceeds from exercise of warrants - Healios	7,040	—
Net cash provided by financing activities	71,064	10,537
Increase (decrease) in cash and cash equivalents	45,666	(6,822)
Cash and cash equivalents at beginning of the period	35,041	51,059
Cash and cash equivalents at end of the period	$80,707	$44,237
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Six- Month Periods Ended June 30, 2020 and 2019

1. Background and Basis of Presentation
Background: We are an international biotechnology company focused in the field of regenerative medicine and operate in one business segment. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 3 clinical development.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $451.6 million at June 30, 2020, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing and sales. At June 30, 2020, we had available cash and cash equivalents of $80.7 million. In April 2020, we completed an underwritten public offering of common stock, generating net proceeds of approximately $53.7 million. Also, in March 2020, HEALIOS K.K. (“Healios”), our collaborator in Japan, elected to exercise its warrant in full, and we generated proceeds of approximately $7.0 million, which were received in April 2020. We believe that these recent proceeds combined with our cash on hand, certain cash receipts, proceeds from the equity facility, potential delays in non-core programs and our ability to defer certain spending will enable us to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. We expect that our near-term milestones and clinical trial results, including the results of Healios’ clinical trials, may have a significant impact on our ability to access capital from the equity capital markets. Depending on the outcome of these milestones and clinical trial results, we may accelerate, defer or stage the timing of certain programs until we become cash flow positive from the sales of our clinical products, if they are approved for marketing. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties, monetization of other assets, and/or the sale of equity securities from time to time including through our equity facility and grant-funding opportunities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
2. Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326): Effective Dates, delaying the effective date for smaller reporting companies until January 2023. We are currently evaluating the potential impact of adoption of this standard on our condensed consolidated financial statements and disclosures, and we do not intend to early adopt.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the non-cancellable term of the cloud computing arrangement plus any optional renewal periods reasonably certain to be exercised by the customer or for which exercise is controlled by the provider. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this standard on a prospective basis effective January 1, 2020 and the adoption of this standard had no impact on our condensed consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in this update: (i) clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, and in those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements; (ii) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606; and (iii) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The provisions of ASU 2018-18 are effective for years beginning after December 15, 2019. We have adopted the standard effective January 1, 2020 prospectively, which had no impact on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes, changes the accounting for certain income tax transactions, and other minor changes. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. We are currently assessing the impact that this ASU will have on our condensed consolidated financial statements and disclosures.
3. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.
The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock-based awards	21,061	16,791	21,061	16,791
Healios warrant – see Note 6	—	4,000	—	4,000
Total	21,061	20,791	21,061	20,791
4. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
We have a licensing collaboration with Healios to primarily develop and commercialize our cell therapy technologies for certain disease indications in Japan, pursuant to which we received nonrefundable license fee payments and are entitled to royalties on net sales. We also have the right to receive development and commercial milestone payments from Healios, subject to certain potential credits that have been negotiated from time-to-time and are associated with modifications to the arrangement. Healios is responsible for the development and commercialization of the licensed products in the licensed territories, and we provide certain services to Healios for which we are paid.
Refer to Note 6 regarding Healios’ exercise of a warrant in March 2020 and its exercise of a right to participate in certain equity transactions in May 2020.

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
The remaining transaction price for the performance obligations that were not yet delivered is not significant at June 30, 2020. At June 30, 2020, the contract liability, included in Deferred Revenue - Healios on the unaudited condensed consolidated balance sheets, is properly classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
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
Disaggregation of Revenues
We recognize license-related amounts, including upfront payments, exclusivity fees, additional disease indication fees and milestones at a point in time when earned. Similarly, product supply revenue is recognized at a point in time upon delivery, as defined in the applicable product supply contracts, while service revenue (e.g., technology transfer) is recognized when earned over time in proportion to the contractual services provided. For performance obligations satisfied over time, we apply an appropriate method of measuring progress each reporting period and, if necessary, adjust the estimates of performance and the related revenue recognition.
The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
License fee revenue	$—	$—	$1,624	$—
Product supply revenue	77	—	905	—
Service revenue	—	—	—	1,664
Total disaggregated revenues	$77	$—	$2,529	$1,664

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
License fee revenue	$—	$—	$1,624	$—
Product supply revenue	77	—	1,871	—
Service revenue	—	—	—	2,139
Total disaggregated revenues	$77	$—	$3,495	$2,139
5. Stock-based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of common stock for awards to employees, directors and consultants. Under the EICP, in the three-month period ended June 30, 2020, we granted 3,594,984 stock options and 1,453,671 restricted stock units to our employees, primarily in connection with our annual incentive programs. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. Also, in the first quarter of 2020, we awarded inducement stock options to purchase 1,000,000 shares of our common stock.
As of June 30, 2020, a total of 9,108,743 shares were available for issuance under our EICP, and stock-based awards to purchase 20,060,708 shares of common stock were outstanding under our current and former equity incentive plans, and inducement awards granted outside of our equity incentive plans to purchase 1,000,000 shares of common stock were outstanding. For the three-month periods ended June 30, 2020 and 2019, stock-based compensation expense was approximately $2.6 million and $1.2 million, respectively. At June 30, 2020, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $18.3 million, which is expected to be recognized by the end of 2024 using the straight-line method.
In June 2020, the Company modified stock option awards granted under the EICP or the Company’s prior equity plans for all then-current employees and directors by providing an extension to the period of time during which vested stock options can be exercised, first, for employees, following an employee’s voluntary termination of employment (or the involuntary termination by the Company without cause (as defined with respect to the applicable options) of the employee’s employment) with the Company and second, for directors, following a director’s death or voluntary termination of service with the Company, in each case following significant tenure with the Company. Upon modification, employees have post-employment exercise periods from six months up to a maximum of three years and directors have from twenty-four months up to thirty months maximum, with the exercise periods increasing based on the applicable individual’s tenure with the Company. The modification is applied to all stock option awards outstanding on the modification date to nonqualified stock options, and to those incentive stock options held by individuals who accepted the modification. Stock option awards issued post-modification will include the extended exercise provisions as described in this paragraph. Following evaluation of the modification of the stock option awards, we recorded stock compensation expense of $1.2 million for the incremental value of stock option awards vested prior to the modification date. The remaining incremental value of $0.5 million associated with the modification of the unvested stock option awards will be recognized over the remaining vesting period of these stock option awards.
6. Stockholders’ Equity
Public Offering
In April 2020, we completed an underwritten public offering of common stock, generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of common stock at an offering price of $2.25 per share.
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
There were no sales to Aspire Capital in the second quarter of 2020, and we sold 6,825,000 shares to Aspire Capital at an average price of $1.50 per share in the first quarter of 2020, generating proceeds of $10.2 million. We sold 3,350,000 shares to Aspire Capital at an average price of $1.52 per share in the second quarter of 2019, generating proceeds of $5.1 million and we sold 7,175,000 shares to Aspire Capital at an average price of $1.49 per share during the six months ended June 30, 2019, generating proceeds of $10.7 million.
Healios Warrant
In March 2020, Healios elected to exercise its warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, as defined in the warrant. Proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the warrant.
Healios Investor Rights Agreement
In March 2018, we entered into an investor rights agreement (the “Investor Rights Agreement”) with Healios that governs certain of our and Healios’ rights relating to Healios’ ownership of our common stock. Under the Investor Rights Agreement, Healios is permitted to participate in certain equity issuances as a means to maintain its proportionate ownership of our common stock as of the time of such issuance. In May 2020, we entered into a purchase agreement with Healios, providing for Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital. In May 2020, we sold Healios 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $534,105, in accordance with the terms of the Investor Rights Agreement.
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
In December 2019, a novel strain of the coronavirus disease, or COVID-19, was identified in Wuhan, China, and has since spread globally and been declared a pandemic by the World Health Organization. Countries, including the United States, have restricted travel, closed businesses and issued quarantine orders, and it remains unclear how long such measures will remain in place or what future measures may be required.
As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not had a significant adverse effect on our core business operations. However, the pandemic has adversely impacted operations at certain existing and potential future clinical sites involved in our ongoing clinical studies. It is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our or our collaborators’ planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
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
In addition, Healios K.K., or Healios, has an ongoing clinical trial, named TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan. TREASURE will be evaluated under the progressive framework for regenerative medicine therapies in Japan. Under the new framework, Healios’ ischemic stroke program has been awarded the SAKIGAKE designation by the Pharmaceuticals and Medical Devices Agency, which is designed to expedite regulatory review and approval, and is analogous to Fast Track designation from the FDA. Recently, Healios has reported that enrollment of patients to the clinical trial will be completed in the fourth quarter of 2020. We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways afforded to us by the regulators in the United States, Europe and Japan.
We initiated the MASTERS-2 study with a small number of high-enrolling sites and have been bringing on additional sites over time in line with clinical product supply and clinical operations objectives. The COVID-19 pandemic has impacted enrollment at some clinical sites due to operational restrictions at the hospital sites or bandwidth issues as hospital personnel are redeployed to other priorities, and has resulted in changes in clinical trial activity and supply disruptions.
•ARDS: In January 2020, we announced one-year follow-up results from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS, or the MUST-ARDS study. The study results provide further confirmation that the MultiStem treatment was well-tolerated and importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. In April 2020, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19, or the MACOVIA study, and the first patient was enrolled. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and the study is designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. We announced commencement of enrollment in May 2020.
In Japan, Healios continues enrolling patients with pneumonia-induced ARDS in the ONE-BRIDGE study, and in April 2020, Healios announced the addition of a small cohort to examine the treatment of COVID-19 induced ARDS patients. Recently, Healios has reported that enrollment of patients will be completed in the fourth quarter of 2020 and we look forward to the results of this study.
•Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. The trial will be conducted by The University of Texas Health Science Center at Houston, or UTH, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to UTH McGovern Medical School from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation will provide additional funding. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. The COVID-19 pandemic has the potential to affect the launch and the pace of activity for the study.

As part of the U.S. Government’s response to the outbreak of COVID-19, we have held discussions with and made presentations under the Medical Countermeasures TechWatch program to the Biomedical Advanced Research and Development Authority, or BARDA, and to the U.S. government interagency COVID-19 Medical Countermeasures task force led by BARDA that also included other relevant governmental agencies and public health institutions. Following infection with COVID-19, or other viruses or pathogens that trigger severe pulmonary inflammation, ARDS can occur, resulting in significant morbidity or death. As a result of this review, our program involving MultiStem for the treatment of ARDS was designated as highly relevant by the Medical Countermeasures TechWatch program, and we were subsequently invited to submit a full proposal to BARDA. After our formal proposal submitted to BARDA under the Broad Agency Announcement (BAA) was reviewed, we were notified that it was deemed “Acceptable” and were invited to proceed into additional discussions and negotiations. On June 3, 2020, BARDA suspended Area of Interest 9.3, dealing with immunomodulators or therapeutics targeting lung repair from the BAA, meaning that our potential funding from BARDA could be delayed or terminated altogether. We have subsequently been informed that our proposal is being re-evaluated, however, no specific date has been given for a final decision. While we remain committed to working with BARDA and the U.S. Department of Health and Human Services in a positive and constructive manner to provide more effective treatment options for patients that are becoming seriously or critically ill from COVID-19, there can be no guarantee of a successful outcome from the re-evaluation. We are continuing to work on this opportunity to partially fund our MACOVIA study and accelerate certain activities related to the establishment of large-scale manufacturing. Depending on the final resolution, the scope and timing of our MACOVIA study may be adjusted.
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
Financial
In April 2020, we completed an underwritten public offering of common stock, generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of common stock at an offering price of $2.25 per share.
In connection with an equity investment in us made by Healios in March 2018, Healios received a warrant to purchase shares of our common stock. On March 26, 2020, Healios elected to exercise its warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, as defined in the warrant. The proceeds of approximately $7.0 million were received on April 2, 2020 in accordance with the terms of the warrant.
In April 2020, we were approved to receive loan proceeds in the amount of $1.3 million under the Paycheck Protection Program, or PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act to provide loans to qualifying businesses. We applied for the loan based on the initial criteria established by the PPP and guidance of the U.S. Department of the Treasury, or the Treasury Department. After we had been approved for the PPP loan, additional guidance was issued by the Treasury Department indicating that public companies may not be eligible for PPP loans and, therefore, we did not accept the PPP loan.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into on November 5, 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million shares of our common stock over a defined timeframe. Our prior equity facility that was entered into in February 2018 was fully utilized and terminated during the first quarter of 2020. We did not sell shares of common stock to Aspire Capital during the quarter ended June 30, 2020. During the quarter ended June 30, 2019, we sold 3,350,000 shares of common stock to Aspire Capital at an average price of $1.52 per share.

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
In March 2018, we entered into an investor rights agreement, or the Investor Rights Agreement, with Healios, which governs certain of our and Healios’ rights relating to Healios’ ownership of our common stock. Under the Investor Rights Agreement, Healios is permitted to participate in certain equity issuances as a means to maintain its proportional ownership of our common stock as of the time of issuance. In May 2020, we entered into a purchase agreement with Healios providing for Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital. In May 2020, we sold to Healios 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $534,105, in accordance with the terms of the Investor Rights Agreement.
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
Three Months Ended June 30, 2020 and 2019
Revenues. There were revenues of $0.1 million for the three months ended June 30, 2020 compared to $4.3 million for the three months ended June 30, 2019. The revenues in both periods were primarily generated from our collaboration with Healios. Our collaboration revenues fluctuate from period to period based on license fees and the delivery of goods and services under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $13.8 million for the three months ended June 30, 2020 from $11.1 million for the comparable period in 2019. The $2.7 million net increase is associated with increases in clinical trial and manufacturing process development costs of $0.8 million, research supplies of $0.5 million, stock compensation costs of $0.5 million, personnel costs of $0.3 million, outside services of $0.3 million, and other research and development costs of $0.3 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects, and we expect our annual 2020 research and development expense to increase compared to 2019. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $4.4 million for the three months ended June 30, 2020 from $2.9 million in the comparable period in 2019. The $1.5 million increase was primarily due to increased personnel costs, outside services, professional fees, consulting costs and stock compensation costs. We expect our annual 2020 general and administrative expenses to increase compared to 2019.
Depreciation. Depreciation expense was consistent at $0.2 million for the three months ended June 30, 2020 and June 30, 2019. We expect that our annual depreciation will increase in 2020 compared to 2019.
Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.

Six Months Ended June 30, 2020 and 2019
Revenues. Revenues were $0.1 million for the six months ended June 30, 2020 compared to $5.7 million in the six months ended June 30, 2019. The revenues in both periods were primarily generated from our collaboration with Healios. As stated above, our collaboration revenues fluctuate from period to period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios.

Research and Development Expenses. Research and development expenses increased to $25.9 million for the six months ended June 30, 2020 from $22.6 million in the comparable period in 2019. The $3.3 million net increase is associated with increases in research supplies of $1.3 million, personnel costs of $0.6 million, stock compensation costs of $0.6 million, outside services of $0.5 million and other research and development costs of $0.3 million. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $7.9 million for the six months ended June 30, 2020 from $6.0 million in the comparable period in 2019. The $1.9 million increase was due primarily to increases in personnel costs, other outside services and stock compensation costs compared to the same period in 2019. We expect our annual 2020 general and administrative expenses to increase compared to 2019.

Depreciation. Depreciation expense of $0.4 million for the six months ended June 30, 2020 was slightly higher compared to $0.3 million for the comparable period in 2019. We expect that our annual 2020 depreciation will increase compared to 2019.

Other Income, net. Other income, net, was $0.1 million for the six-month period ended June 30, 2020 and $0.5 million for the comparable 2019 period, and is typically comprised of interest income and expense, and foreign currency gains and losses.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At June 30, 2020, we had $80.7 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. Although the COVID-19 pandemic has not had a significant adverse effect on our business as of the date of this Quarterly Report on Form 10-Q, the pandemic could negatively impact our ability to access financing sources on the same or reasonably similar terms as were available to us before the pandemic. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $451.6 million at June 30, 2020. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We use all of our sources of capital to develop our technologies, discover and develop therapeutic product candidates and develop business collaborations, and we may use our sources of capital to acquire certain technologies and assets.
We are entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. We also receive payments from Healios for clinical product supply and other manufacturing-related services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.
In April 2020, we completed an underwritten public offering of common stock, generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of common stock at an offering price of $2.25 per share.
In March 2020, Healios elected to exercise a warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, in accordance with the terms of the warrant. The proceeds of approximately $7.0 million were received in April 2020.
We have had equity purchase agreements in place since 2011 with Aspire Capital that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into on November 5, 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million shares of our common stock over a defined timeframe. Our prior equity facility that was entered into in February 2018 was fully utilized and terminated during the first quarter of 2020. During the quarter ended June 30, 2020, we sold no shares of common stock to Aspire Capital.

During the quarter ended June 30, 2019, we sold 3,350,000 shares of common stock to Aspire Capital at an average price of $1.52 per share.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. We intend to generate additional funding to meet our needs through business development and other transactions, collaborator achievement of milestones under our agreements, grant-funding activities, and other activities. At June 30, 2020, we had available cash and cash equivalents of $80.7 million. We intend to meet our short-term liquidity needs with available cash combined with expected cash receipts from our collaboration with Healios and potential proceeds from business development. Over the longer term, we will continue to make use of available cash and may raise capital from time to time through our equity facility, subject to any volume and price limitations, and equity offerings. We may also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
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
Cash Flow Analysis
Net cash used in operating activities was $24.8 million for the six months ended June 30, 2020 compared to cash used of $17.0 million for the six months ended June 30, 2019. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period-to-period.
Net cash used in investing activities was $0.6 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. The fluctuations over the periods were due to the timing of equipment purchases primarily for our manufacturing process development activities.
Financing activities provided cash of $71.1 million and $10.5 million for the six months ended June 30, 2020 and 2019, respectively. The increase in financing activities of $60.6 million is due to the underwritten public offering, for which we received net proceeds of approximately $53.7 million, that we completed in April 2020, the Healios warrant exercise for which we received proceeds of $7.0 million in April 2020, and $0.5 million received from Healios in May 2020 from the issuance of our common stock related to its participation right under the Investor Rights Agreement. Also included in financing activities for the six months ended June 30, 2020 and June 30, 2019 are proceeds from the issuance of common stock to Aspire Capital in the amount of $10.2 million and $10.7 million.
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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:

•our ability to raise capital to fund our operations, including but not limited to, our ability to access our traditional financing sources on the same or reasonably similar terms as were available to us before the COVID-19 pandemic;
•our ability to successfully finalize and implement an alliance with BARDA, and the terms of any such alliance, including the amount, if any, of funding that we might receive;
•the timing and nature of results from MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial evaluating the administration of MultiStem for the treatment of ischemic stroke, and the Healios TREASURE and ONE-BRIDGE clinical trials in Japan evaluating the treatment in stroke and ARDS patients, respectively;
•the success of our MACOVIA clinical trial evaluating the administration of MultiStem for the treatment of COVID-19 induced ARDS, and the MATRICS-1 clinical trial being conducted with The University of Texas Health Science Center at Houston evaluating the treatment of patients with serious traumatic injuries;
•the impact of the COVID-19 pandemic on our ability to complete planned or ongoing clinical trials;
•the possibility that the COVID-19 pandemic could delay clinical site initiation, clinical trial enrollment, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved;
•the availability of product sufficient to meet commercial demand shortly following any approval, such as in the case of accelerated approval for the treatment of COVID-19 induced ARDS;
•the impact on our business, results of operations and financial condition from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of infectious disease in the United States;
•the possibility of delays in, adverse results of, and excessive costs of the development process;
•our ability to successfully initiate and complete clinical trials of our product candidates;
•the impact of the COVID-19 pandemic on the production capabilities of our contract manufacturing partners and our MultiStem trial supply chain;
•the possibility of delays, work stoppages or interruptions in manufacturing by third parties or us, such as due to material supply constraints, contaminations, operational restrictions due to COVID-19 or other public health emergencies, labor constraints, regulatory issues or other factors which could negatively impact our trials and the trials of our collaborators;

•uncertainty regarding market acceptance of our product candidates and our ability to generate revenues, including MultiStem cell therapy for neurological, inflammatory and immune, cardiovascular and other critical care indications;
•changes in external market factors;
•changes in our industry’s overall performance;
•changes in our business strategy;
•our ability to protect and defend our intellectual property and related business operations, including the successful prosecution of our patent applications and enforcement of our patent rights, and operate our business in an environment of rapid technology and intellectual property development;
•our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;
•our ability to meet milestones and earn royalties under our collaboration agreements, including the success of our collaboration with Healios;
•our collaborators’ ability to continue to fulfill their obligations under the terms of our collaboration agreements and generate sales related to our technologies;
•the success of our efforts to enter into new strategic partnerships and advance our programs, including, without limitation, in North America, Europe and Japan;
•our possible inability to execute our strategy due to changes in our industry or the economy generally;
•changes in productivity and reliability of suppliers;
•the success of our competitors and the emergence of new competitors; and
•the risks mentioned elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 1A, “Risk Factors” and our other filings with the SEC.
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and is subject to these other risks, uncertainties and assumptions relating to our operations, operating results growth strategy and liquidity. Although we currently believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not had a significant adverse effect on our core business operations. However, the pandemic has adversely impacted operations at certain existing and potential future clinical sites involved in our ongoing clinical studies. It is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our collaborators’ planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could negatively impact our financial liquidity by impairing our ability to access our primary financing sources, including, but not limited to, business collaborations, grant funding and equity financings, on the same or reasonably similar terms as were available to us before the pandemic. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Aspire Capital Equity Purchase Agreement
During the quarter ended June 30, 2020, we sold no shares of common stock to Aspire Capital under our equity purchase agreement.

Healios Investor Rights Agreement
In May 2020, we entered into a purchase agreement with Healios, allowing Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital. We sold to Healios 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $534,105, in accordance with the terms of the Investor Rights Agreement. The issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act. The issuance qualified for exemption under Section 4(a)(2) of the Securities Act because it did not involve a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, Healios had the necessary investment intent.

Item 6. Exhibits.

Exhibit No.	Description

10.1†	Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020.

10.2†	Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020.

10.3†	Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020.

10.4†	Form of Notice of Amendment to Option Rights for Employees.

10.5†	Form of Notice of Amendment to Option Rights for Directors.

31.1	Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ivor Macleod, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Gil Van Bokkelen, Chairman and Chief Executive Officer, and Ivor Macleod, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) the Condensed Consolidated Statement of Shareholders’Equity (iv) the Condensed Consolidated Statement of Cash Flows (v) Notes to Unaudited Condensed Consolidated Financial Statements and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

†	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: August 10, 2020	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer
(principal financial officer authorized to sign on behalf of the registrant)