Form 10-Q
period 2020-09-30
ATHERSYS, INC / NEW
filed 2020-11-09
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 5, 2020 was 197,699,500.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,711	$35,041
Accounts receivable	—	17
Accounts receivable from Healios	141	945
Prepaid expenses and other	2,429	1,168
Total current assets	64,281	37,171
Equipment, net	3,069	2,882
Deposits and other	1,513	1,613
Total assets	$68,863	$41,666
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,735	$9,048
Accounts payable to Healios	1,205	1,068
Accrued compensation and related benefits	1,840	773
Accrued clinical trial related costs	2,447	1,160
Accrued expenses and other	1,044	723
Deferred revenue - Healios	65	65
Total current liabilities	19,336	12,837
Advance from Healios	5,201	5,338
Other long-term liabilities	164	220
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, and 197,585,732 and 159,791,585 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	198	160
Additional paid-in capital	518,147	440,735
Accumulated deficit	(474,183)	(417,624)
Total stockholders’ equity	44,162	23,271
Total liabilities and stockholders’ equity	$68,863	$41,666
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Contract revenue from Healios	$85	$(368)	$162	$5,266
Grant revenue	1	7	8	80
Total revenues	86	(361)	170	5,346
Costs and expenses
Research and development	18,471	8,856	44,333	31,411
General and administrative	3,700	2,958	11,606	8,930
Depreciation	233	167	645	508
Total costs and expenses	22,404	11,981	56,584	40,849
Loss from operations	(22,318)	(12,342)	(56,414)	(35,503)
Other (expense) income, net	(225)	327	(145)	844
Net loss and comprehensive loss	$(22,543)	$(12,015)	$(56,559)	$(34,659)
Net loss per share, basic and diluted	$(0.11)	$(0.08)	$(0.31)	$(0.23)
Weighted average shares outstanding, basic and diluted	197,343	153,096	183,841	149,767
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2019	—	$—	159,791,585	$160	$—	$440,735	$(417,624)	$23,271
Stock-based compensation	—	—	—	—	—	1,280	—	1,280
Stock subscription receivable from Healios warrant exercise	—	—	4,000,000	4	(7,040)	7,036	—	—
Issuance of common stock	—	—	6,825,000	7	—	10,243	—	10,250
Issuance of common stock under equity compensation plan	—	—	153,504	—	—	(149)	—	(149)
Net comprehensive loss	—	—	—	—	—	—	(15,644)	(15,644)
Balance at March 31, 2020	—	—	170,770,089	171	(7,040)	459,145	(433,268)	19,008
Stock-based compensation	—	—	—	—	—	2,579	—	2,579
Stock subscription receivable from Healios warrant exercise	—	—	—	—	7,040	—	—	7,040
Issuance of common stock, net of issuance cost	—	—	25,587,500	26	—	53,665	—	53,691
Issuance of common stock to Healios	—	—	310,526	—	—	534	—	534
Issuance of common stock under equity compensation plan	—	—	340,447	—	—	(302)	—	(302)
Net comprehensive loss	—	—	—	—	—	—	(18,372)	(18,372)
Balance at June 30, 2020	—	—	197,008,562	197	—	515,621	(451,640)	64,178
Stock-based compensation	—	—	—	—	—	1,651	—	1,651
Issuance of common stock	—	—	395,000	1	—	1,094	—	1,095
Issuance of common stock under equity compensation plan	—	—	182,170	—	—	(219)	—	(219)
Net comprehensive loss	—	—	—	—	—	—	(22,543)	(22,543)
Balance at September 30, 2020	—	$—	197,585,732	$198	$—	$518,147	$(474,183)	$44,162
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2018	—	$—	144,292,739	$144	$416,014	$(373,042)	$43,116
Stock-based compensation	—	—	—	—	1,090	—	1,090
Issuance of common stock, net of issuance cost	—	—	3,825,000	4	5,603	—	5,607
Issuance of common stock under equity compensation plan	—	—	158,494	—	(69)	—	(69)
Net comprehensive loss	—	—	—	—	—	(12,956)	(12,956)
Balance at March 31, 2019	—	—	148,276,233	148	422,638	(385,998)	36,788
Stock-based compensation	—	—	—	—	1,152	—	1,152
Issuance of common stock, net of issuance cost	—	—	3,350,000	4	5,102	—	5,106
Issuance of common stock under equity compensation plan	—	—	151,518	—	(107)	—	(107)
Net comprehensive income	—	—	—	—	—	(9,688)	(9,688)
Balance at June 30, 2019	—	—	151,777,751	152	428,785	(395,686)	33,251
Stock-based compensation	—	—	—	—	1,309	—	1,309
Issuance of common stock, net of issuance cost	—	—	3,300,000	3	4,572	—	4,575
Issuance of common stock under equity compensation plan	—	—	188,969	—	(118)	—	(118)
Net comprehensive loss	—	—	—	—	—	(12,015)	(12,015)
Balance at September 30, 2019	—	$—	155,266,720	$155	$434,548	$(407,701)	$27,002
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities
Net loss	$(56,559)	$(34,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	645	508
Stock-based compensation	5,510	3,551
Changes in operating assets and liabilities:
Accounts receivable	17	247
Accounts receivable from Healios	804	3,333
Prepaid expenses, deposits and other	(1,161)	991
Accounts payable, accrued expenses and other	6,209	151
Accounts payable to Healios	137	792
Deferred revenue - Healios	—	(323)
Advance from Healios	(137)	236
Net cash used in operating activities	(44,535)	(25,173)
Investing activities
Purchases of equipment	(735)	(434)
Net cash used in investing activities	(735)	(434)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	65,036	15,314
Proceeds from issuance of common stock to Healios	534	—
Shares retained for withholding tax payments on stock-based awards	(670)	(320)
Proceeds from exercise of warrants - Healios	7,040	—
Net cash provided by financing activities	71,940	14,994
Increase (decrease) in cash and cash equivalents	26,670	(10,613)
Cash and cash equivalents at beginning of the period	35,041	51,059
Cash and cash equivalents at end of the period	$61,711	$40,446
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Nine-Month Periods Ended September 30, 2020 and 2019

1. Background and Basis of Presentation
Background: We are an international biotechnology company focused in the field of regenerative medicine and operate in one business segment. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 3 clinical development.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $474.2 million at September 30, 2020, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing and sales. At September 30, 2020, we had available cash and cash equivalents of $61.7 million. In April 2020, we completed an underwritten public offering of common stock, generating net proceeds of approximately $53.7 million. Also, in March 2020, HEALIOS K.K. (“Healios”), our collaborator in Japan, elected to exercise its warrant in full, generating proceeds of approximately $7.0 million. We believe that these recent proceeds combined with our cash on hand, certain cash receipts, proceeds from our equity facility, potential delays in non-core programs and our ability to defer certain spending will enable us to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. We expect that our near-term milestones and clinical trial results, including the results of Healios’ clinical trials, may have a significant impact on our ability to access capital from the equity capital markets. Depending on the outcome of these milestones and clinical trial results, we may accelerate, defer or stage the timing of certain programs, and we will have to continue to generate additional capital to meet our needs until we become cash flow positive from the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties, monetization of other assets, and/or the sale of equity securities from time to time including through our equity facility, and grant-funding opportunities.
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
The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock-based awards	20,585	16,536	20,585	16,536
Healios warrant – see Note 6	—	4,000	—	4,000
Total	20,585	20,536	20,585	20,536

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
During our evaluation of variable consideration in the third quarter of 2019, we determined that the estimated transaction price of certain product supply provided to Healios decreased due to a reduction in the underlying cost per dose of the product supply occurring during the quarter. Furthermore, the number of doses of clinical product requested by Healios was amended, and our revenues were further reduced during the period. These reductions collectively exceeded the amount of revenue generated during the quarter, resulting in negative contract revenue from Healios.
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
The remaining transaction price for the performance obligations that were not yet delivered is not significant at September 30, 2020. At September 30, 2020, the contract liability, included in Deferred revenue - Healios on the unaudited condensed consolidated balance sheets, is properly classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.

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
The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$85	$—	$(62)	$—
Service revenue	—	—	—	(306)
Total disaggregated revenues	$85	$—	$(62)	$(306)

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
License fee revenue	$—	$—	$1,624	$—
Product supply revenue	162	—	1,809	—
Service revenue	—	—	—	1,833
Total disaggregated revenues	$162	$—	$3,433	$1,833

5. Stock-based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. Under the EICP, in the three-month period ended September 30, 2020, we granted 93,184 stock options to our employees. Also, in the first quarter of 2020, we awarded inducement stock options to purchase 1,000,000 shares of our common stock.
As of September 30, 2020, a total of 9,295,564 shares were available for issuance under our EICP, and stock-based awards to purchase 19,585,196 shares of common stock were outstanding under our current and former equity incentive plans, and inducement awards granted outside of our equity incentive plans to purchase 1,000,000 shares of common stock were outstanding. For the three-month periods ended September 30, 2020 and 2019, stock-based compensation expense was approximately $1.7 million and $1.3 million, respectively. At September 30, 2020, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $15.7 million, which is expected to be recognized by the end of 2024 using the straight-line method.

In June 2020, we modified stock option awards granted under the EICP and our prior equity plans for all then-current employees and directors by providing an extension to the period of time during which vested stock options can be exercised, first, for employees, following an employee’s voluntary termination of employment or the involuntary termination of the employee’s employment by the Company without cause (as defined with respect to the applicable options) and second, for directors, following a director’s death or voluntary termination of service with the Company, in each case following significant tenure with the Company. Upon modification, employees have post-employment exercise periods from three months up to a maximum of three years and directors have from eighteen months up to thirty months maximum, with the exercise periods increasing based on the applicable individual’s tenure. The modification was applied to all nonqualified stock option awards outstanding on the modification date and to those incentive stock options held by individuals who accepted the modification. Stock option awards issued post-modification include the extended exercise provisions as described in this paragraph. Following evaluation of the modification of the stock option awards, we recorded stock compensation expense of $1.2 million in the second quarter of 2020 for the incremental value of stock option awards vested prior to the modification date. The remaining incremental value of $0.5 million determined at the modification date, associated with the unvested stock option awards, will be recognized over the remaining vesting period of these modified stock option awards.

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
We sold 395,000 shares to Aspire Capital at an average price of $2.77 per share in the third quarter of 2020, generating proceeds of $1.1 million, and sold 7,220,000 shares to Aspire Capital at an average price of $1.57 per share during the nine months ended September 30, 2020, generating proceeds of $11.3 million.We sold 3,300,000 shares to Aspire Capital at an average price of $1.39 per share in the third quarter of 2019, generating proceeds of $4.6 million, and sold 10,475,000 shares to Aspire Capital at an average price of $1.46 per share during the nine months ended September 30, 2019, generating proceeds of $15.3 million.
Healios Warrant
In March 2020, Healios elected to exercise its warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, as defined in the warrant. Proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the warrant.
Healios Investor Rights Agreement
In March 2018, we entered into an investor rights agreement (the “Investor Rights Agreement”) with Healios that governs certain of our and Healios’ rights relating to its ownership of our common stock. Under the Investor Rights Agreement, Healios is permitted to participate in certain equity issuances as a means to maintain its proportionate ownership of our common stock as of the time of such issuance. In May 2020, we entered into a purchase agreement with Healios, providing for Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital. In May 2020, we sold Healios 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $534,105, in accordance with the terms of the Investor Rights Agreement.

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
Overview and Recent Developments
We are an international biotechnology company that is focused primarily in the field of regenerative medicine. We are developing our MultiStem cell therapy product, a patented, adult-derived “off-the-shelf” stem cell product, initially for disease indications in the neurological, inflammatory and immune, cardiovascular and other critical care indications. We have ongoing clinical trials evaluating this potential regenerative medicine product, and our most advanced program is a Phase 3 clinical trial for treatment of ischemic stroke. We also launched in April 2020 a Phase 2/3 study for the treatment of patients with acute respiratory distress syndrome, or ARDS, induced by a novel strain of coronavirus, a condition commonly referred to as COVID-19.
As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not had a significant adverse effect on our core business operations. However, the pandemic has adversely impacted operations at certain existing and potential future clinical sites involved in our ongoing clinical studies. It is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our or our collaborators’ planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce may suffer illness or otherwise be unable to work, although to date, we have not experienced any employees that have become COVID-19 positive. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. The MASTERS-2 study has received several regulatory designations, including both Fast Track and Regenerative Medicine Advanced Therapy designation, or RMAT designations, from the U.S. Food and Drug Administration, or FDA. In addition, this trial is being conducted under a Special Protocol Assessment from the FDA and has received a Final Scientific Advice positive opinion from the European Medicines Agency. These designations are designed to help accelerate the development, regulatory review and subsequent commercialization of products focused on areas of substantial unmet medical need, such as the administration of MultiStem cell therapy for ischemic stroke if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness. We initiated the MASTERS-2 study with a limited number of high-enrolling sites and have been bringing on additional sites over time in line with clinical product supply and clinical operations objectives. The COVID-19 pandemic has impacted enrollment at some clinical sites due to operational restrictions at the hospital sites, including hospital staff redeployment in response to the pandemic. All clinical sites for MASTERS-2 that were previously inactivated due to COVID-19 related operational disruptions have now been reactivated. Our focus is on activating additional clinical sites in the coming months with a goal of having all sites up and running in the first half of 2021 and a goal of completing enrollment for the trial around the end of next year.

In addition, Healios K.K., or Healios, has an ongoing clinical trial, named TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan. TREASURE will be evaluated under the progressive regulatory framework for regenerative medicine therapies in Japan under which Healios’ ischemic stroke program has been awarded the SAKIGAKE designation by the Pharmaceuticals and Medical Devices Agency. This framework and designation are designed to expedite regulatory review and approval, and is analogous to Fast Track designation from the FDA. Healios has reported that enrollment of patients to the clinical trial is intended to be completed around the end of the current year. We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways afforded to us by the regulators in the United States, Europe and Japan.
ARDS: In January 2020, we announced one-year follow-up results from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS, or the MUST-ARDS study. The study results provide further confirmation that the MultiStem treatment was well-tolerated and importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. In April 2020, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19, or the MACOVIA study, and the first patients were enrolled in May 2020. In September 2020, MultiStem cell therapy received RMAT designation for the ARDS program. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and the study is designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. However, the scope and timing of our MACOVIA study may be adjusted depending on regulatory discussions and funding sources, including the potential entry into new partnerships and/or other transactions, and timing of such events.
In Japan, Healios continues enrolling patients with pneumonia-induced ARDS in the ONE-BRIDGE study, and in April 2020, Healios announced the addition of a small cohort to examine the treatment of COVID-19 induced ARDS patients, and the small cohort has been fully enrolled. Healios reported that enrollment of patients in the ONE-BRIDGE study is expected to be completed in the fourth quarter of 2020, and we look forward to the results of this study.
Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma.The trial will be conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States.This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation will provide additional funding. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. The COVID-19 pandemic has the potential to affect the launch and the pace of activity for the study since the trauma center also attends to COVID-19 patients, however, the site has commenced patient screening for the trial.
As part of the U.S. Government’s response to the outbreak of COVID-19, we have held discussions with and made presentations under the Medical Countermeasures TechWatch program to the Biomedical Advanced Research and Development Authority, or BARDA, and to the U.S. government interagency COVID-19 Medical Countermeasures task force led by BARDA that also included other relevant governmental agencies and public health institutions. As a result of the potential use of our MultiStem cell therapy for treating COVID-19 induced ARDS, our formal proposal was submitted, evaluated and negotiated closely with BARDA under the Broad Agency Announcement (BAA). As we were responding to the few remaining questions from BARDA, it announced on June 3, 2020, that it had suspended Area of Interest 9.3 from the BAA dealing with immunomodulators or therapeutics targeting lung repair, thus jeopardizing our potential funding. After multiple interactions with the relevant governmental agencies and re-evaluation of our proposal by the U.S. Department of Health and Human Services, we have so far not managed to secure an award. The outcome of the recent general election in the United States could impact our options with respect to government programs or agencies related to the COVID-19 pandemic. Furthermore, our willingness to pursue any options with governmental agencies may be additionally impacted by events related to ongoing partnering negotiations and related development objectives. For example, if government programs seek to restrict certain activities to certain types of patients, or to the United States only, such constraints may be inconsistent with clinical or other development objectives related to a partnership, where international clinical development to support product registration might be an important priority. As we have stated previously, we remain committed to the development of more effective treatment options for patients that are becoming seriously or critically ill from ARDS, whether caused by COVID-19 or other pathogens.

While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls and product quality, among other things. We are also working toward the establishment of large-scale manufacturing capabilities. In addition to our manufacturing efforts, we are also stepping up our planning and preparations for the potential commercialization of our MultiStem product candidate, including strategies for market access and reimbursement. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval.
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
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in November 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million shares of our common stock over a defined timeframe. Our prior equity facility that was entered into in February 2018 was fully utilized and terminated during the first quarter of 2020. During the quarter ended September 30, 2020, we sold 395,000 shares of our common stock to Aspire Capital at an average price of $2.77 per share. During the quarter ended September 30, 2019, we sold 3,300,000 shares of common stock to Aspire Capital at an average price of $1.39 per share.
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
Three Months Ended September 30, 2020 and 2019
Revenues. There were revenues of $0.1 million for the three months ended September 30, 2020 compared to negative $0.4 million for the three months ended September 30, 2019, primarily related to our collaboration with Healios. During our evaluation of variable consideration in the third quarter of 2019, we determined that the estimated transaction price of certain product supply provided to Healios decreased due to a reduction in the underlying cost per dose of the product supply occurring during the quarter. Furthermore, the number of doses of clinical product requested by Healios was amended, and our revenues were further reduced during the period. Our collaboration revenues currently fluctuate from period to period based on the delivery of goods and services under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $18.5 million for the three months ended September 30, 2020 from $8.9 million for the comparable period in 2019. The $9.6 million increase is associated with increases in clinical trial and manufacturing process development costs of $6.9 million, research supplies of $1.4 million, personnel costs of $0.7 million, stock compensation costs of $0.2 million, and other research and development costs of $0.4 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects, and we expect our annual 2020 research and development expenses to increase compared to 2019. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $3.7 million for the three months ended September 30, 2020 from $3.0 million in the comparable period in 2019. The $0.7 million increase was primarily due to increased personnel and stock compensation costs, outside services, and consulting costs. We expect our annual 2020 general and administrative expenses to increase compared to 2019.
Depreciation. Depreciation expense was consistent at $0.2 million for the three months ended September 30, 2020 and September 30, 2019. We expect that our annual depreciation will increase in 2020 compared to 2019.
Other (Expense) Income, net. Other (expense) income, net, generally includes net foreign currency gains and losses, and net interest income and expense.

Nine Months Ended September 30, 2020 and 2019
Revenues. Revenues were $0.2 million for the nine months ended September 30, 2020 compared to $5.3 million in the nine months ended September 30, 2019. The revenues in both periods were primarily generated from our collaboration with Healios. As stated above, our collaboration revenues currently fluctuate from period to period based on the delivery of goods and services under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $44.3 million for the nine months ended September 30, 2020 from $31.4 million in the comparable period in 2019. The $12.9 million increase is associated with increases in clinical trial and manufacturing process development costs of $6.8 million, research supplies of $2.6 million, personnel costs of $1.3 million, stock compensation costs of $0.8 million, outside services of $0.7 million and other research and development costs of $0.7 million. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses increased to $11.6 million for the nine months ended September 30, 2020 from $8.9 million in the comparable period in 2019. The $2.7 million increase was due primarily to increases in personnel and stock compensation costs, and outside services costs compared to the same period in 2019. We expect our annual 2020 general and administrative expenses to increase compared to 2019.
Depreciation. Depreciation expense of $0.6 million for the nine months ended September 30, 2020 was slightly higher compared to $0.5 million for the comparable period in 2019.
Other (Expense) Income, net. Other expense, net was $0.1 million for the nine month period ended September 30, 2020 and income of $0.8 million for the comparable 2019 period, and is typically comprised of interest income and expense, and foreign currency gains and losses.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At September 30, 2020, we had $61.7 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. Although the COVID-19 pandemic has not had a significant adverse effect on our business as of the date of this Quarterly Report on Form 10-Q, the pandemic could negatively impact our ability to access financing sources on the same or reasonably similar terms as were available to us before the pandemic. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $474.2 million at September 30, 2020. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We use all of our sources of capital to develop our technologies, discover and develop therapeutic product candidates and develop business collaborations, and we may use our sources of capital to acquire certain technologies and assets.
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
We have had equity purchase agreements in place since 2011 with Aspire Capital that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into on November 5, 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million shares of our common stock over a defined timeframe. Our prior equity facility that was entered into in February 2018 was fully utilized and terminated during the first quarter of 2020. During the quarter ended September 30, 2020, we sold 395,000 shares of common stock to Aspire Capital at an average price of $2.77 per share. During the quarter ended September 30, 2019, we sold 3,300,000 shares of common stock to Aspire Capital at an average price of $1.39 per share.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. We intend to generate additional funding to meet our needs through business development and other transactions, collaborator achievement of milestones under our agreements, grant-funding activities, and other activities. At September 30, 2020, we had available cash and cash equivalents of $61.7 million. We intend to meet our short-term liquidity needs with available cash combined with expected cash receipts from our collaboration with Healios and potential proceeds from business development. Over the longer term, we will continue to make use of available cash and may raise capital from time to time through our equity facility, subject to any volume and price limitations, and equity offerings. We may also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
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
Cash Flow Analysis
Net cash used in operating activities was $44.5 million for the nine months ended September 30, 2020 compared to $25.2 million for the nine months ended September 30, 2019. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash used in investing activities was $0.7 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. The fluctuations over the periods were due to the timing of equipment purchases primarily for our manufacturing process development activities.
Financing activities provided cash of $71.9 million and $15.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in financing activities of $56.9 million is due to the underwritten public offering, for which we received net proceeds of approximately $53.7 million in April 2020, the Healios warrant exercise for which we received proceeds of $7.0 million in April 2020, and $0.5 million received from Healios in May 2020 from the issuance of our common stock related to its participation right under the Investor Rights Agreement. Also included in financing activities for the nine months ended September 30, 2020 and September 30, 2019 are proceeds from the issuance of common stock to Aspire Capital in the amounts of $11.3 million and $15.3 million, respectively.
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
•the possibility that the COVID-19 pandemic could delay clinical site initiation, clinical trial enrollment, regulatory review and potential receipt of regulatory approvals, payments of milestones under our license agreements and commercialization of one or more of our product candidates, if approved;
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
Item 4.    Controls and Procedures.
Disclosure controls and procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
During the last fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Aspire Capital Equity Purchase Agreement
During the quarter ended September 30, 2020, we sold 395,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating proceeds of $1.1 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act because it did not involve a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, Aspire Capital had the necessary investment intent.

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

101	The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) the Condensed Consolidated Statement of Shareholders’Equity (iv) the Condensed Consolidated Statement of Cash Flows (v) Notes to Unaudited Condensed Consolidated Financial Statements and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: November 9, 2020	/s/ Gil Van Bokkelen
Gil Van Bokkelen
Chairman and Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer
(principal financial officer authorized to sign on behalf of the registrant)