Form 10-K
period 2020-12-31
ATHERSYS, INC / NEW
filed 2021-03-25
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
The aggregate market value at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, of shares of the registrant’s common stock (based upon the closing price per share of $2.76 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $464.4 million.
The registrant had 215,244,507 shares of common stock outstanding on March 19, 2021.

Documents Incorporated By Reference.
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the 2021 annual meeting of stockholders.

ATHERSYS, INC.

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “Athersys,” “us,” “our,” “we” or “the Company” mean Athersys, Inc. and its subsidiaries.

PART I
ITEM 1.    BUSINESS
We are a biotechnology company that is focused primarily in the field of regenerative medicine. We are committed to the discovery and development of best-in-class therapies designed to extend and enhance the quality of human life and have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple disease areas. Our MultiStem® cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product and is currently in late-stage clinical development. Our most advanced therapeutic program is focused on the treatment of ischemic stroke, which is currently being evaluated in a potential registrational trial in Japan and a pivotal Phase 3 clinical trial ongoing in North America under a Special Protocol Assessment, or SPA, and planned for Europe and a few other markets. All of our current clinical development programs are focused on treating critical care and other conditions where current standard of care is limited or inadequate for many patients. These represent major areas of clinical need, as well as substantial commercial opportunities.
We believe our MultiStem cell therapy product candidate represents a potential breakthrough in the field of regenerative medicine and stem cell therapy and could be used to treat a range of disease indications. MultiStem treatment has shown the potential to enhance tissue repair and healing in multiple ways, including reducing inflammatory damage, protecting tissue that is at risk following acute or ischemic injury, and promoting formation of new blood vessels in regions of ischemic injury. These cells appear to be responsive to the environment in which they are administered, by homing to sites of injury and/or organs involved in injury response and providing active disease response. These cells also produce proteins that may provide benefit in both acute and chronic conditions and regulate other cell types. In contrast to traditional pharmaceutical products or biologics that generally act through a single biological mechanism of action, MultiStem cell therapy may enhance healing and tissue repair through several distinct mechanisms acting in parallel, resulting in a more effective therapeutic response.
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
The MultiStem product candidate under development may be unique among regenerative medicine approaches because it has the potential to be manufactured on a large scale, can be administered in an “off-the-shelf” manner with minimal processing, and has the potential to augment healing by providing biological potency and therapeutic effects that other cell therapy approaches may not be able to achieve. Additionally, MultiStem treatment has consistently demonstrated good tolerability in both preclinical and clinical studies. Like conventional drugs and biologics, the product candidate is cleared from the body over time, which we believe may enhance product safety relative to other types of stem cell therapy. While the product candidate does not permanently engraft in the patient, the therapeutic effects of treatment with MultiStem cells appear to be durable based on both clinical and preclinical results.
We have evaluated the use of MultiStem cell therapy as a potential treatment in several disease areas. Working with an international network of leading investigators and prominent research and clinical institutions, and through our own internal efforts, we have explored the potential for MultiStem cell therapy to be used as a treatment of acute and chronic forms of neurological conditions or injury, inflammatory and immune disorders, certain pulmonary conditions and cardiovascular disease. We have advanced several MultiStem programs into clinical development, targeting areas of significant medical need and major commercial market opportunities, and have three ongoing clinical trials in the critical care area. We have a collaboration with HEALIOS K.K., or Healios, to develop and commercialize MultiStem for the treatment of certain indications in Japan. Among other things, Healios has a license to our technology and is responsible for the development and commercialization of MultiStem for ischemic stroke and acute respiratory distress syndrome, or ARDS, in Japan on an exclusive basis.
In ischemic stroke, the current patient enrollment progress exceeds 90% of the target enrollment for the Japanese Phase 2/3 trial of MultiStem (referred to in Japan as HLCM051) being conducted by Healios entitled, “Treatment Evaluation of Acute Stroke for Using in Regenerative Cell Elements,” or TREASURE. Enrollment in our larger pivotal Phase 3 clinical study of MultiStem for ischemic stroke entitled, “MultiStem Administration for Stroke Treatment and Enhanced Recovery Study-2,” or MASTERS-2, has been hampered by COVID-19 and supply constraints, and we now expect to complete enrollment in 2022. Current patient enrollment progress exceeds 90% of the target enrollment for the Japanese clinical trial for patients with pneumonia-induced ARDS being conducted by Healios, which is referred to as the ONE-BRIDGE study and could support an application for accelerated approval in Japan. Currently, our Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19, or the MACOVIA study, would be expected in its current design to be fully enrolled after these studies. We are working with Healios to prepare the regulatory applications for approval and for initial commercialization in Japan, assuming positive trial results. Additionally, we are in discussions with larger commercial biopharmaceutical companies about supporting our commercialization efforts, with a particular focus on Europe.
Our lead program is our ongoing MASTERS-2 Phase 3 clinical trial to evaluate the potential for MultiStem treatment of patients who have suffered neurological damage from an ischemic stroke. The results from our completed Phase 2 study demonstrated favorable tolerability for MultiStem, consistent with the results from prior studies. Though the Phase 2 study did not achieve the primary endpoints for the intent-to-treat population, MultiStem treatment was associated with lower rates of mortality and life-threatening adverse events, infections and pulmonary events, and a reduction in hospitalization and time in the intensive care unit, or ICU. In addition, analyses show that patients who received MultiStem treatment earlier in the study’s treatment window (24 to 36 hours post-stroke, in accordance with the original study protocol) had better recovery in comparison to placebo. Furthermore, analysis of biomarker data obtained from samples of study subjects indicated that MultiStem treatment reduced post-stroke inflammation compared to placebo, and the results suggest that this effect was more pronounced for subjects who received MultiStem earlier within the treatment window. This effect is consistent with our hypothesis regarding mechanisms of action and related preclinical data, and with the clinical data suggesting faster and improved recovery for MultiStem-treated patients relative to current standard of care.
The one-year follow-up data from the Phase 2 trial demonstrated that MultiStem-treated subjects on average continued to improve through one year and had a significantly higher rate of “Excellent Outcome,” as defined below, compared to placebo subjects at one year when evaluating all of the intent-to-treat subjects enrolled in the study. Achievement of an Excellent Outcome is important because it means that a patient has substantially improved (i.e., receiving an “Excellent” score in each of the three clinical rating scales used to assess patient improvement) and has regained the ability to live and function independently with a high quality of life. The relative improvement in Excellent Outcome was even more pronounced in the study subjects who received MultiStem treatment within 36 hours of the stroke. If the MultiStem cell therapy candidate is proven effective in our ongoing Phase 3 registrational study, and if it receives a marketing authorization from the United States Food and Drug Administration, or FDA, this treatment window and its favorable administration profile would make this therapy available to most ischemic stroke patients in contrast to other therapies (e.g., tissue plasminogen activator, or tPA, or mechanical thrombectomy), which have shorter treatment windows or are limited to certain patients.
Our MASTERS-2 Phase 3 trial treating ischemic stroke patients is ongoing in the United States and planned for Europe and certain other international locations. We received agreement from the FDA under a SPA for the design and planned analysis of MASTERS-2, meaning that the trial is adequately designed to support a Biologic License Application, or BLA, submission for registration if it is successful. The FDA also granted us Fast Track designation for our clinical product for the treatment of ischemic stroke. Fast Track is an important designation given to qualified investigational therapies that show promise in providing benefit to patients in areas of significant unmet medical need. Fast Track designation allows for an expedited regulatory review process after the clinical data is submitted to help speed development of promising therapies to the market in order to help patients in areas where current standard of care is limited. Such designation for a new biologic product means that the FDA will take such actions as are appropriate to expedite the development and review of our application to approve the product, and specifically, under Fast Track designation, the program becomes eligible for rolling submission, accelerated approval and priority review of the BLA, facilitating a timely regulatory review. This program subsequently received the Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA that was established under the 21st Century Cures Legislation. The RMAT designation may be obtained for eligible cell therapy and other regenerative medicine and advanced therapies when the FDA agrees that preliminary clinical evidence indicates that the therapy has demonstrated the potential to effectively address unmet medical needs for a serious or life-threatening disease or condition. The RMAT designation is the equivalent of the non-regenerative medicine product’s Breakthrough Therapy designation, and designated products benefit from all Breakthrough Therapy features. The designation enables sponsors to discuss with the FDA multidisciplinary strategic development plans, including expediting manufacturing development plans for commercialization to support priority review and accelerated approval.
The design of MASTERS-2 has also received a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA, representing the EMA’s agreement that successful results from the trial could result in registration and marketing approval of the MultiStem cell therapy. This positive opinion provides further alignment among the key regulators regarding potential commercialization of the MultiStem product candidate upon success of this single pivotal trial. We believe these designations could accelerate the development, regulatory review and subsequent commercialization of products, like MultiStem cell therapy for ischemic stroke and ARDS, if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness. We hope to complete enrollment of the MASTERS-2 trial in 2022, reflecting, among other things, the impact on the timeline from clinical site slow-downs and pauses due to the COVID-19 pandemic.
In January 2019 and January 2020, we announced summary results and one-year follow-up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by COVID-19, pneumonia, sepsis, trauma or other events, and represents a major cause of morbidity and mortality in the critical care setting. It has significant implications, as it prolongs ICU and hospital stays and requires convalescence in the hospital and rehabilitation. According to the World Health Organization and other recent clinical and epidemiological data, ARDS is the leading cause of death among COVID-19 infected patients. Given the limited interventions and drug treatments for ARDS, it is an area of high unmet clinical need. Due to the high treatment costs of ARDS, a successful cell therapy could be expected to generate significant savings for the healthcare system by reducing the number of days on a ventilator and in the ICU and importantly, could reduce mortality and improve quality of life for those suffering from the condition. Our exploratory study results provide further confirmation that the MultiStem treatment was well-tolerated and lower mortality and a greater number of ventilator-free and ICU-free days were observed in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes observed were higher in the MultiStem group compared to placebo through one year. Our clinical program evaluating MultiStem cell therapy for the treatment of ARDS received Fast Track designation from the FDA in May 2019 and the RMAT designation in September 2020.
In April 2020, in response to the COVID-19 pandemic, the FDA authorized the initiation of the MACOVIA study, and the first patients were enrolled in May 2020. Our cell therapy product candidate is being used to treat COVID-19-induced ARDS and has been granted both Fast Track and RMAT designations. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and the study is presently designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. We have recently amended the protocol with the FDA to adjust the scope of the MACOVIA study to include subjects with ARDS from causes other than COVID-19. It is possible that we would make further adjustments to the study, depending on the progression of COVID-19 and other factors.
Under our collaboration with Healios to develop and commercialize MultiStem for the treatment of certain indications in Japan, Healios has a license to our technology and is responsible for the development and commercialization of MultiStem for certain indications in Japan on an exclusive basis. Pursuant to a commercial product supply agreement, we are responsible for the supply of product to Healios. Our license includes MultiStem cell therapy for ischemic stroke and ARDS in Japan and the use of our technology for Healios’ organ bud program targeted to liver disease and other indications, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with cells derived from induced pluripotent stem cells, or iPSC-derived cells.We have provided manufacturing services and supplied Healios with clinical product for the licensed indications.
We have worked closely with Healios to support their development efforts in Japan. In 2016, the Pharmaceuticals and Medical Devices Agency, or PMDA, authorized the Clinical Trial Notification for Healios’ TREASURE study. This clinical trial, which could lead to registration of the product candidate, is currently ongoing in Japan, and current patient enrollment progress exceeds 90% of the target enrollment. Japan’s regenerative medicine regulatory framework is designed to enable rapid development of qualified regenerative medicine therapies by providing either conditional or full approval of qualified therapies. Under the framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the PMDA, which is designed to expedite regulatory review and development and is analogous to Fast Track designation from the FDA.
Further, in 2019, Healios initiated the ONE-BRIDGE study, for which the current enrollment progress exceeds 90%. In April 2020, Healios announced the addition of a small cohort to examine the treatment of COVID-19-induced ARDS patients, and this cohort has been fully enrolled.
We and Healios are preparing for potential commercialization of the MultiStem product candidate, and we are actively preparing the regulatory documents to support a BLA in the United States, Europe and Japan. We are also investing in process development and commercial manufacturing initiatives intended to enable us to supply product to address the large potential critical care markets. We are developing a bioreactor-based manufacturing platform for such commercialization. In our clinical studies, we are continuing to use cell factory-based material and plan to use bioreactor manufactured product. As we continue to prepare for commercialization, we believe that the cell factory-based approach for production is not well suited for serving, on more than a limited basis, large markets or conditions requiring higher dose treatments due to the limited potential for scale-up, relatively high costs and the possibility of reliability issues due to the complexity of the cell factory-based manufacturing process. A full transition to bioreactor-based material for the commercial setting will require a demonstration of comparability, which could include the requirement for analytical and in vitro data, some non-clinical studies and possibly data from additional clinical studies. Our commercial product supply strategy envisions both third-party contractor and internal manufacturing to provide redundancy and accelerate capacity development. For our internal manufacturing, in January 2021, we secured a facility to potentially be developed in stages into a state-of-the-art, commercial-scale manufacturing facility for our cell therapy product following approval.
In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. This first-ever study of a cell therapy for treatment for a variety of traumatic injuries is being conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. The COVID-19 pandemic has impacted the pace of activity for the study since the trauma center also attends to COVID-19 patients; however, the site announced that enrollment commenced in December 2020.
The MultiStem cell therapy product candidate has been evaluated in other disease areas, such as graft-versus-host disease, or GvHD, acute myocardial infarction, or AMI, inflammatory bowel disease, and solid organ transplant in an investigator-sponsored study. As a result, we believe that MultiStem cell therapy may have relevance to multiple diseases, injuries and conditions. Our GvHD program has received several regulatory designations, including orphan drug designation granted by the FDA and the EMA for MultiStem treatment in the prevention of GvHD, and the MultiStem product was granted Fast Track designation by the FDA for prophylaxis therapy against GvHD following hematopoietic stem cell, or HSC transplantation. Subsequently, our registration study design for GvHD received a positive opinion from the EMA through the Protocol Assessment/Scientific Advice procedure. Furthermore, the proposed registration study received SPA designation from the FDA. Further progress on GvHD and our other potential programs is dependent on funding and possible partnering. Our cell therapy candidate has also been evaluated in a very limited number of compassionate use cases. Our current policy precludes the administration of MultiStem therapy to patients on a compassionate use basis, primarily for financial and logistical reasons, although we reserve the right to amend this policy in the future if circumstances warrant.
While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our Belgian subsidiary, ReGenesys BV, or ReGenesys, we are also evaluating our cell therapy for use in treating disease and conditions in the animal health segment. We are pursuing partnership opportunities to further develop this program.
Our development approach has historically involved establishing collaborative relationships with leading research and clinical centers in the United States and internationally. This has enabled us to advance multiple programs in areas of defined unmet medical need in a resource efficient manner. Furthermore, by emphasizing the potential application of our technologies in areas of significant clinical need, we believe we are well positioned to utilize recent regulatory initiatives that are designed to promote the rapid and cost-effective development of innovative new therapies, and actively pursue such initiatives. These include recent programs in the United States and Europe being implemented by the FDA and the EMA involving existing and potentially broadened application of accelerated review and approval pathways, as well as the accelerated Regenerative Medicine regulatory framework in Japan that is designed to enable rapid conditional authorization of qualified regenerative medicine therapies. We believe such initiatives could accelerate the development and commercialization of products like MultiStem cell therapy, if clinical results demonstrate appropriate safety and therapeutic effectiveness. Japan’s regenerative medicine regulatory framework, enacted in 2014, has already resulted in the commercial approval of several cell therapy products developed by other companies that we are aware of, along with coverage and reimbursement of those products, and we and Healios intend to utilize this framework.
In addition to our development and commercialization collaboration, Healios purchased 12,000,000 shares of our common stock and a warrant to purchase additional shares of common stock for $21.1 million in 2018. In March 2020, Healios exercised the warrant in full for 4,000,000 shares of our common stock, and proceeds of approximately $7.0 million were received in April 2020. As a result, Healios was given the right to nominate a member of our Board of Directors, or the Board, and Dr. Hardy TS Kagimoto, Chairman and Chief Executive Officer of Healios, was elected to our Board as Healios’ nominee.
In October 2020, a demand was sent to us under Section 220 of the Delaware Corporate Code, and in November 2020, a complaint was filed against us in the Court of Chancery of Delaware by Dr. Kagimoto, in his capacity as a member of our Board, seeking the inspection of our books and records. In February 2021, we entered into a cooperation agreement, or the Cooperation Agreement, with Healios and Dr. Kagimoto, pursuant to which Dr. Kagimoto agreed to withdraw his demand and to a voluntary dismissal of the litigation with prejudice, Healios agreed to customary standstill provisions through the conclusion of the 2022 annual meeting of our stockholders, and the parties agreed to work in good faith to resolve open matters important to successful commercialization in Japan.
Furthermore, in February 2021, Dr. Gil Van Bokkelen resigned his positions as Chairman of the Board and Chief Executive Officer. Dr. Ismail Kola, then Lead Director, was named as Chairman of the Board and Mr. William (B.J.) Lehmann, President and Chief Operating Officer, was selected to serve as Interim Chief Executive Officer. The Board has formed a search committee to lead and oversee the selection of a permanent Chief Executive Officer.
Business Strategy
Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and where we believe there is a substantial commercial opportunity. The key elements of our strategy are outlined below:

•Advance our Lead Programs through Clinical Development to Registration and Commercialization. We are focused on the design and execution of clinical studies, e.g., ischemic stroke and ARDS, intended to enable product registration in major markets. We are also engaged in activities intended to enable effective commercialization, e.g., preparation for scaled commercial manufacturing, product branding, product reimbursement and marketing strategies. We may partner with other companies to complete such development and preparation activities, and to market the product upon regulatory approval.
•Efficiently Conduct Clinical Development to Establish Clinical Proof-of-Concept and Biological Activity for Other Product Candidates. We conduct our clinical studies with the intent to establish safety and efficacy proof-of-concept and/or evidence of biological activity in a number of important disease areas where our cell therapies are expected to have benefit, such as we have done with ARDS. Our strategy is to conduct well-designed studies beginning early in the clinical development process, thus establishing a robust foundation for later-stage development, partnering activity and expansion into complementary areas. We are committed to a rigorous clinical and regulatory approach, which we believe has helped us to advance our programs efficiently, providing high quality, transparent communications and regulatory submissions. Our discussions with the FDA, EMA and PMDA have resulted in productive interactions and important designations that have helped to advance our programs efficiently.
•Continue to Refine and Improve our Manufacturing and Related Processes and Deepen our Understanding of Therapeutic Mechanisms of Action. A key aspect of MultiStem cell therapy is the ex vivo expansion capacity of the cells that comprise the product. This enables large-scale production of the clinical product, which is associated with greater consistency, specificity and cost of goods advantages over other cell therapies. We are building on this intrinsic biological advantage by advancing and optimizing our production and process development approaches, through our internal capabilities and efforts, and working with contract manufacturers. We are focused on development and optimization of new and proprietary manufacturing techniques and the pharmacy-to-bedside approach to support late-stage development and potential commercialization of the MultiStem product. Additionally, we will continue to refine our understanding of our products’ activities and mechanisms of action to prepare the foundation for product enhancements and next generation opportunities.
•Enter into Arrangements with Business Partners to Accelerate Development and Create Value. In addition to our internal development efforts, an important part of our strategy is to work with collaborators and partners to accelerate product development, reduce our development costs and broaden our commercial access. We have entered into licensing and collaborative arrangements with qualified partners to achieve these objectives. We anticipate that this strategy will help us to develop a portfolio of high-quality product development opportunities, enhance our clinical development and commercialization capabilities and increase our ability to generate value from our proprietary technologies. Historically, we have entered into licensing arrangements with companies such as Healios, Chugai Pharmaceutical Co., Ltd., Pfizer Inc., Bristol-Myers Squibb Company, Johnson & Johnson, Wyeth Pharmaceuticals Inc. (now part of Pfizer), RTI Surgical, Inc. and others. Licensing partnerships generate revenue and provide capital that helps enable us to advance our programs further in development.
•Efficiently Explore New High Potential Therapeutic Applications, Leveraging Third-Party Research Collaborations and our Results from Related Areas. Our MultiStem cell therapy has shown promise in many disease areas, including in treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile and where we believe we can effectively address significant unmet medical needs. In order to achieve this goal, we established collaborative research relationships with investigators from many leading research and clinical institutions across the United States and Europe, including the Cleveland Clinic, Case Western Reserve University, University of Minnesota, the Medical College of Georgia at Augusta University, the University of Oregon Health Sciences Center, UTHealth, the University of Pittsburgh Medical Center, the Katholieke Universiteit Leuven, University of Regensburg, and other institutions. Through this network of collaborations, we have evaluated MultiStem cell therapy in a range of preclinical models that reflect various types of human disease or injury. These collaborative relationships have enabled us to cost effectively explore where MultiStem cell therapy may have relevance and how it may be utilized to advance treatment over current standard of care. Additionally, we have shown that we can leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development where each program is separately developed.

•Continue to Expand our Intellectual Property Portfolio. We have a broad intellectual property estate that covers our proprietary products and technologies, as well as methods of production and methods of use. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new technologies, applications and intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem cell therapy and other opportunities. We currently have over 385 patents related to our technologies, providing protection in the United States, Europe, Japan and other areas.
Our Current Programs
By applying our proprietary MultiStem cell therapy product, we established therapeutic product development programs treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients. Our lead programs are focused in the critical care area, with treatment provided in hospitals often in intensive care situations. Our programs in clinical development include the following:
•     Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. We initiated the study with a limited number of high-enrolling sites and are bringing on additional sites over time in line with clinical product supply and clinical operations objectives. The COVID-19 pandemic has impacted enrollment at some clinical sites due to operational restrictions at the hospital sites, including hospital staff redeployment in response to the pandemic, and supply constraints have hampered the initiation of new sites. Our goal is to increase the number of clinical sites in the coming months. Given the recent headwinds with the pandemic, we hope to complete enrollment of the trial in 2022. The MASTERS-2 study has received several regulatory distinctions including SPA, Fast Track and RMAT designations from the FDA, as well as a Final Scientific Advice positive opinion from the EMA, each described further below. We believe these designations could accelerate the development, regulatory review and subsequent commercialization of products like MultiStem cell therapy for ischemic stroke, if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness.
We received agreement from the FDA under a SPA for the design and planned analysis of our MASTERS-2 pivotal Phase 3 trial. The SPA provides agreement from the FDA that the protocol design, clinical endpoints, planned conduct and statistical analyses encompassed in MASTERS-2 are sufficient to meet the objectives in support of a regulatory submission for approval of the MultiStem product for treating ischemic stroke patients if the trial is successful. The FDA has also granted us Fast Track designation for our clinical product for the treatment of ischemic stroke. Such designation for a new biologic product means that the FDA will take such actions as are appropriate to expedite the development and review of our application to approve the product, and specifically, under Fast Track designation, the program becomes eligible for rolling submission, accelerated approval and priority review of the BLA facilitating a timely regulatory review. The design of MASTERS-2 has also received a Final Scientific Advice positive opinion from the EMA, representing the EMA’s agreement that successful results from the trial could result in registration and marketing approval of the MultiStem cell therapy. This positive opinion provides further alignment among the key regulators regarding potential commercialization of the MultiStem product upon success of this single pivotal trial. We subsequently received RMAT designation from the FDA, which was established under the 21st Century Cures Act. The RMAT designation may be obtained for eligible cell therapy and other regenerative medicine and advanced therapies when the FDA agrees that preliminary clinical evidence indicates that the therapy has demonstrated the potential to effectively address unmet medical needs for a serious or life-threatening disease or condition. The RMAT designation is the equivalent of the non-regenerative medicine product’s Breakthrough Therapy designation, and designated products benefit from all Breakthrough Therapy features. The designation enables sponsors to discuss with the FDA multidisciplinary strategic development plans, including expediting manufacturing development plans for commercialization to support priority review and accelerated approval.
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
Healios’ ongoing TREASURE study in Japan is being conducted at hospitals in Japan that have extensive experience in providing care for stroke victims. Enrolled subjects are receiving either a single dose of MultiStem or placebo, administered within 18-36 hours of the occurrence of the stroke, in addition to standard of care in these 220 patients, randomized, double-blind, placebo-controlled trial. The study is evaluating patient recovery through approximately 90 days and at one year following initial treatment based on Excellent Outcome and other neurological, functional and clinical endpoints. The trial could lead to registration under Japan’s regenerative medicine regulatory framework, which is designed to enable rapid development of qualified regenerative medicine therapies by providing either conditional or full approval of qualified therapies. Under the framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the PMDA, which is designed to expedite regulatory review and approval, and is analogous to Fast Track designation from the FDA. Enrollment in the TREASURE study currently exceeds 90% percent of the target enrollment. We look forward to completing both the MASTERS-2 and TREASURE trials and using the accelerated pathway afforded to us by the regulators in the United States, Europe and Japan.
•     ARDS: In January 2020, we announced one-year follow-up results from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS, or the MUST-ARDS study. The study results provide further confirmation that the MultiStem treatment was well-tolerated and importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. In April 2020, the FDA authorized the MACOVIA study, and the first patients were enrolled in May 2020. In September 2020, MultiStem cell therapy received RMAT designation for the ARDS program. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and the study is designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. Recently, we adjusted the scope of the study to include additional conditions that cause ARDS in patients. Further adjustments to the study will depend on regulatory discussions and funding sources, including the potential entry into new partnerships and/or other transactions, and the timing of such events.
In Japan, Healios is over 90% complete in enrolling patients in its clinical trial for patients with pneumonia-induced ARDS, referred to as the ONE-BRIDGE study, which included a small cohort to examine the treatment of COVID-19 induced ARDS patients.
•     Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe traumatic injury. This first-ever study of a cell therapy for the treatment of a wide range of traumatic injuries is being conducted by UTHealth at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. The study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. The COVID-19 pandemic has impacted the pace of activity for the study since the trauma center also attends to COVID-19 patients; however, the site announced that enrollment commenced in December 2020.
While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our wholly-owned subsidiary, ReGenesys, we are also evaluating our cell therapy for use in treating diseases and conditions in the animal health area. We have demonstrated in preclinical animal health models that our cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from conditions with unmet medical need. We are pursuing partnership opportunities to further develop this program.
While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. We are developing a bioreactor-based manufacturing platform for such commercialization. In our clinical studies, we are continuing to use cell factory-based material and plan to use bioreactor manufactured product. As we prepare for potential commercialization, we believe that the cell factory-based approach for production is not well suited for serving, on more than a limited basis, large markets or conditions requiring higher dose treatments due to the limited potential for scale-up, relatively high costs and the possibility of reliability issues due to the complexity of the cell factory-based manufacturing process. A full transition to bioreactor-based material for the commercial setting will require a demonstration of comparability, which could include the requirement for analytical and in vitro data, some non-clinical studies and possibly data from additional clinical studies. Until such time as we can manufacture products ourselves in accordance with good manufacturing practices, or GMP, we will continue to rely on third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales.

We have a collaboration with Healios that licenses MultiStem cell therapy for ischemic stroke and ARDS in Japan and the use of our technology for Healios’ organ bud program targeted to liver disease and other indications, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with iPSC-derived cells. We provide manufacturing services and supply Healios with clinical product for the licensed indications, and in the event that we fail to perform our responsibilities to supply product to Healios, then under certain circumstances, we may be required to grant Healios a license to make the product solely for use in its licensed fields and territories.
We and Healios are preparing for potential commercialization of the MultiStem product candidate, and we are actively preparing the regulatory documents to support a BLA in the United States, Europe and Japan. We are also investing in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors.
Regenerative Medicine Programs
MultiStem — A Novel Therapeutic Modality
We are developing our MultiStem cell therapy, a proprietary non-embryonic, allogeneic stem cell product candidate, that we believe has potential utility for treating a broad range of diseases and could have widespread application in the field of regenerative medicine. Unlike traditional bone marrow transplants or other stem cell therapies, MultiStem cells may be manufactured on a large scale and may be administered without tissue matching or the need for immune suppression, analogous to type O blood. Potential applications of MultiStem cell therapy include the treatment of critical care indications, neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients. We believe that MultiStem cell therapy represents a significant advancement in the field of stem cell therapy. We currently have open Investigational New Drug Applications, or INDs, for the study of MultiStem administration in distinct clinical indications, and several clinical trials are ongoing.
MultiStem cell therapy is a patented biologic product that is manufactured from human stem cells obtained from adult bone marrow, although these cells may alternatively be obtained from other tissue sources. The product consists of a special class of human stem cells that have the ability to express a range of therapeutically relevant proteins and other factors, as well as form multiple cell types. Factors expressed by the cells have the potential to deliver a therapeutic benefit in several ways, such as the reduction of inflammation, regulation of immune system function, protection of damaged or injured tissue, the formation of new blood vessels in regions of ischemic injury and augmentation of tissue repair and healing in other ways. Stability studies have demonstrated that these cells may be stored for an extended period of time in frozen form and are straightforward to prepare and administer, resulting in an “off-the-shelf” profile. Following administration, the cells have been shown to express multiple therapeutically relevant proteins, but unlike a traditional transplant, are subsequently cleared from the body over time, analogous to a drug or other biologics.
We believe that MultiStem represents a potential best-in-class stem cell therapy because it exhibits each of the following characteristics based on research and development conducted to date:
•Broad plasticity and multiple potential mechanisms of action. MultiStem cells have a demonstrated ability in animal models to deliver therapeutic benefit by producing factors that protect tissues against damage and inflammation, as well as enhancing or playing a direct role in revascularization or tissue regeneration, and have also shown the capacity to form a range of other cell types.
•Large-scale production. Unlike conventional stem cells, such as blood-forming or HSCs, mesenchymal stem cells or other cell types, MultiStem cells have the potential to be produced on a large scale, processed, and cryogenically preserved, and then used clinically in a rapid and efficient manner. Material obtained from a single donor may be used to produce hundreds of thousands, or even millions, of individual doses, representing a yield far greater than we believe other stem cell technologies have been able to achieve.
•“Off-the-shelf” utility. Unlike traditional bone marrow or HSC transplants that require extensive genetic matching between donor and recipient, MultiStem administration does not require tissue matching or administration of immune suppressive drugs. The MultiStem product is administered as a cryogenically preserved allogeneic product, meaning that these cells are not genetically matched between donor and recipient. This feature, combined with the ability to establish large MultiStem banks, could make it practical for clinicians to efficiently administer this cell therapy to a large number of patients.
•Safety. Certain other stem cell types, such as undifferentiated embryonic stem cells or induced pluripotent stem cells have shown the capacity to form ectopic tissue or teratomas, which are tumor-like growths. These could pose serious safety risks to patients. In contrast, MultiStem cells have shown a consistent and favorable tolerability profile that has been compiled over many years of preclinical study in a range of animal models by a variety of investigators and that is supported by clinical data from multiple studies to date.
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
Health care represents a significant part of the global economy. In the United States, in 2019, health care spending reached $3.8 trillion, or $11,582 per person, and as a share of Gross Domestic Product, health spending accounted for approximately 17.7%, according to the National Health Expenditure Accounts. The United States, along with many other nations, is experiencing an unprecedented demographic shift that is resulting in a significantly expanded population of older individuals. According to United States Census Bureau 2017 National Population Projections, 2030 will be a turning point for demographics in the United States, particularly for the elderly population. By the year 2030, one out of every five Americans will be of retirement age and older people are projected to outnumber children for the first time in United States history. By 2035, there will be 78.0 million people 65 years and older compared to 76.7 million under the age of 18 in the United States. The aging of the population will create enormous financial and operational pressure on the healthcare system in the United States and other countries around the world, resulting in significant clinical challenges, but also resulting in substantial commercial opportunities.
Data from the National Center for Health Statistics shows that as people get older, they are more susceptible to a variety of age related conditions, including heart disease, stroke, certain forms of cancer, diabetes, progressive neurological disorders, various chronic inflammatory and immune conditions, renal disease and a range of others. As a consequence, as people get older they spend far more on healthcare. According to the Alliance for Aging Research, 83% of healthcare spending is associated with chronic conditions, and other research from the Medical Expenditure Panel Survey shows about two-third of adults have one or more chronic health conditions and 86% of health care spending is associated with treating these patients.
We have worked with independent investigators at many leading institutions to study the impact of MultiStem cell therapy in a range of preclinical models that reflect various types of human disease or injury. To date, we and our collaborators have published research results illustrating the potential benefits of MultiStem cell therapy in a range of indications including ischemic stroke, traumatic brain injury, or TBI, brain damage due to restricted blood flow in newborns, spinal cord injury, myocardial infarction, vascular disease, acute pulmonary distress, bone marrow transplant support/GvHD, wound healing, organ reperfusion and other indications.
MultiStem for Treating Neurological Conditions, Inflammatory and Immune Disorders, Certain Pulmonary Conditions, Cardiovascular Disease and Other Conditions
Based on preclinical results, we have advanced MultiStem cell therapy to clinical development stage in several clinical indications or disease areas, including treatment of ischemic stroke caused by a blockage of blood flow in the brain, ARDS, complications from trauma, damage caused by myocardial infarction, certain complications associated with traditional bone marrow or HSC transplantation, inflammatory bowel disease, initially focused on patients suffering from severe, treatment refractory ulcerative colitis and to treat or prevent certain complications associated with solid organ transplant. We may expand to other clinical indication areas as results warrant and resources permit.
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
Our initial clinical focus in the neurological area involves evaluating MultiStem administration to treat ischemic stroke. According to the Centers for Disease Control and Prevention, in 2018, there were approximately 800,000 individuals in the United States that suffer a stroke each year and 600,000 of these are related to first or new strokes. Stroke is a leading cause of serious long-term disability. The vast majority of these (approximately 87%) are ischemic strokes, that are caused by a blockage of blood flow in the brain, that cuts off the supply of oxygen and nutrients, and can result in tissue loss and neurological damage, as well as long-term or permanent disability.
Even though ischemic stroke is one of the leading causes of death and disability in the United States, there has been limited progress toward the development of new treatments that improve the prognosis for stroke victims. The only FDA-approved drug currently available for treating ischemic stroke is the anti-clotting factor, tPA. According to current clinical guidelines, tPA must be administered to stroke patients within several hours after the occurrence of the ischemic stroke to dissolve the clot. Administration of tPA beyond the early treatment window is not recommended, since it can cause cerebral bleeding or even death. Recent advancements in the development of mechanical clot retrievers and extraction devices have also shown benefit to patients, but these devices are limited to certain types of strokes and also in a constrained time window. Because of these limitations, only a small percentage of stroke victims are treated successfully with the currently available therapies—most simply receive supportive or “palliative” care. The long-term costs of stroke are substantial, with many patients requiring extended hospitalization, extended physical therapy or rehabilitation for those patients that are capable of entering such programs, and many require long-term institutional or family care.
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
We have also used grant funding to investigate the potential for MultiStem treatment for chronic progressive MS based on initial results in preclinical models. Our previous work, supported by Fast Forward and the National Multiple Sclerosis Society, demonstrated the potential benefits of MultiStem cell therapy for treating MS. Using several preclinical animal models that mimic the demyelination associated with MS, researchers observed that MultiStem cell administration results in sustained behavioral improvements, arrests the demyelination process and supports remyelination and repair of affected axons. More recently, we have focused on the mechanisms of action underlying the enhanced remyelination in vivo and in vitro.
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
ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by COVID-19, pneumonia, sepsis, or other trauma and represents a major cause of morbidity and mortality in critical care settings. It has significant implications, as it prolongs ICU and hospital stays, and requires convalescence in the hospital and rehabilitation. There are limited interventions and no effective drug treatments for ARDS, making it an area of high unmet clinical need with high treatment costs. Given the high treatment costs of ARDS, a successful cell therapy could be expected to generate significant savings for the healthcare system by reducing days on a ventilator, days in the intensive care unit and total days in the hospital, and could reduce mortality and morbidity, as well as improve quality of life for those suffering from the condition.
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
Our research and others’ research suggest that the activation of an acute hyperinflammatory response involving the peripheral immune system is a conserved biological response that occurs across multiple forms of trauma. For example, a common complication among trauma victims is Systemic Inflammatory Response Syndrome, which can contribute to or play a causative role in impaired organ system function, organ failure, or even multi-organ failure. We believe MultiStem can help address this systemic inflammatory response and its complications, and promote better recovery following trauma. In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. This first-ever study of a cell therapy for treatment for a variety of traumatic injuries is being conducted by UTHealth at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. The study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial estimated to enroll approximately 150 severely injured trauma patients within hours of hospitalization who have survived initial treatment and are admitted to the ICU. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. The site announced that enrollment commenced in December 2020.
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

Cardiovascular Disease — Evaluating MultiStem for Treating Damage from a Heart Attack
Cardiovascular disease is an area of significant clinical need and its prevalence is expected to grow in the years ahead. Despite treatment advances in recent years, heart disease remains the leading cause of death in the United States. According to the American Heart Association 2021 Heart Disease and Stroke Statistical Update, cardiovascular disease, or CVD, is the leading global cause of death, and accounted for approximately 18.6 million deaths in 2019. Additionally, between 2015 and 2018, approximately 126.9 million American adults had some form of CVD.
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
We conducted a multicenter, open-label Phase 1 clinical trial in this indication and the results showed that MultiStem treatment was well-tolerated at all dose levels and that patients who received MultiStem treatment exhibited meaningful improvements in cardiovascular function, including left ventricular ejection fraction, wall motion scores, and other parameters. The Phase 1 data was published in a leading peer reviewed scientific journal, and one-year follow-up data suggested that the benefit observed was sustained over time. We were conducting a Phase 2 clinical study for the administration of MultiStem cell therapy to patients that have suffered a heart attack. This study was based in part on the favorable results of our previously completed Phase 1 clinical study that demonstrated a favorable tolerability profile and encouraging signs of improvement in heart function among patients that exhibited severely compromised heart function prior to treatment. However, enrollment in the Phase 2 clinical study was very challenging due in part to changes in standard of care. Due to these challenges and the difficulties in addressing them, and priorities in other clinical areas, we elected in 2019 to suspend the study and determine what has been learned. We will evaluate our development strategy before proceeding further with this program.
Other Programs
Animal Health Care
While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our Belgian subsidiary, ReGenesys, we have demonstrated in preclinical animal health models that MultiStem cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from serious conditions with unmet medical needs. According to Global Market Insights, the global animal healthcare market for the forecast period 2019 to 2025 is expected to grow at a compound annual growth rate of approximately 4.2% during this period and is estimated to be valued at approximately $172.0 billion in 2025. We are pursuing partnership opportunities to further develop this program.
Collaborations and Partnerships
Healios
We have entered into a series of agreements with Healios, our collaborator in Japan and currently our largest stockholder. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide manufacturing services to Healios, comprising the supply of product for its clinical trials and preparations for commercial supply in Japan including the transfer of technology to a Japanese contract manufacturer.
In 2016, we entered into a license agreement, or First License Agreement, with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan and to provide Healios with access to our proprietary Multipotent Adult Progenitor Cell, or MAPC, technology for use in Healios’ organ bud program worldwide, initially for transplantation to treat liver disease or dysfunction. Under the First License Agreement, Healios also obtained a right to expand the scope of the collaboration, and Healios exercised this right in 2018 when we entered into the Collaboration Expansion Agreement, or CEA.

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
Each license agreement with Healios has defined economic terms. Under the First License Agreement that related primarily to the license to ischemic stroke in Japan, we received a nonrefundable, up-front cash payment of $15.0 million, and upon the inclusion of the ARDS field in Japan, we received a nonrefundable, up-front cash payment of $10.0 million. For the additional rights granted to Healios under the CEA, including the Ophthalmology License Agreement and the Combination Product License Agreement, Healios paid us an additional nonrefundable, up-front payment of $10.0 million, which was paid in four quarterly installment payments of $2.5 million. Healios may elect to credit up to $10.0 million against milestone payments that may become due under the First License Agreement, as expanded to include ARDS, with limitations on amounts that may be credited to earlier milestone payments versus later milestone payments.
For each of the ischemic stroke indication and the ARDS indication, we may receive aggregate success-based regulatory filing and approval milestones up to $50.0 million and potential sales milestones up to $175.0 million, amounting to $225.0 million for each indication (or $450.0 million in aggregate), subject to potential milestone credits. Milestone payments for all indications under the collaboration are non-refundable and non-creditable towards future royalties or any other payment due from Healios. For each of the ischemic stroke indication and the ARDS indication, we are entitled to receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens or potentially higher depending on net sales levels and other factors.
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
In 2018, Healios purchased 12,000,000 shares of our common stock and a warrant, or the Healios Warrant, to purchase up to 20,000,000 additional shares of common stock for $21.1 million, or approximately $1.76 per share. Based upon the expiration of the ROFN Period at June 30, 2019, the warrant was no longer exercisable for up to 16,000,000 warrant shares. In March 2020, Healios exercised the remaining warrant shares, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 as defined in the warrant. Proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the Healios Warrant.
In 2017, we signed a clinical trial supply agreement for delivering the planned manufacturing services for Healios’ clinical trial in Japan treating ischemic stroke patients, which was amended in 2018 to also include the clinical trial supply for Healios’ clinical trial treating ARDS patients. The agreement includes a cost-sharing arrangement associated with our supply of clinical product for Healios’ TREASURE study in Japan, including Healios’ right to apply cost-share payments as a credit against certain milestone payments that may become due for the stroke indication under the First License Agreement, and if so applied, a stroke sales milestone would be increased, as defined. Alternatively, such cost-share payments may be repaid by us at our election. We use commercially reasonable efforts to supply manufactured product and successfully delivered all product required by Healios to complete the TREASURE and ONE-BRIDGE studies in 2019. In the event that we are unable to supply product to Healios, we may notify Healios and grant it a license to make the product solely for use in the licensed areas.
Also in 2017, we entered into a technology transfer services agreement with Healios, in which Healios provides financial support to establish a contract manufacturer in Japan to manufacture product for Healios. At that time, we also amended the First License Agreement to confer to Healios a limited license to manufacture MultiStem in the event that we are acquired by a third-party. We plan to enter into a commercial supply agreement with Healios to support its potential product launch and commercial supply in the event of success of its clinical studies and marketing approval by PMDA.
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
Recently, we were engaged in a dispute with Healios regarding our commercial arrangements. Among other things, Healios claimed that we were in breach of certain of our contractual obligations, and we believe that Healios is obligated to pay us on a number of invoices that we have provided. On February 16, 2021, we and Healios entered into a cooperation agreement with respect to certain commercial matters, including a commitment to work in good faith to finalize negotiations with a spirit of cooperation and transparency as quickly as possible on all aspects of our supply, manufacturing, information provision and regulatory support relationship.
University of Minnesota
In 2003, we acquired the exclusive rights to the MAPC technology originally developed at the University of Minnesota pursuant to a license agreement with the University. We subsequently further developed this technology, including refining and establishing proprietary methods related to the manufacturing of the cells, creating new intellectual property and patents outside of the license. We are obligated to pay the University of Minnesota a royalty based on worldwide commercial sales of licensed products if covered by a valid licensed patent, as well as sublicensing fees and fees related to manufactured product proceeds, as defined. The low single-digit royalty and sublicense fee rate may be reduced if third-party payments for intellectual property rights are necessary or commercially desirable to permit the manufacture or sale of the product. The royalty payment obligation and the term of the license agreement expire upon the last to expire licensed patent. Based on our current patent portfolio, and absent any continuations, renewals or extensions of existing patents, the last licensed patent to expire under this license agreement is currently expected to expire in 2036. The license agreement does not have a specific termination date, but the University of Minnesota can terminate the license agreement for an uncured event of default, as defined, or upon our bankruptcy and we can terminate the license agreement at any time.

Manufacturing
We work with third parties to manufacture our MultiStem product candidates in accordance with GMP, and until such time as we are able to manufacture products ourselves in accordance with GMP, we will rely on such third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or maintain compliance with applicable government regulations. From time to time, such third-party manufacturers, or their material suppliers, may be subject to inspection by the FDA or other regulators, which under certain circumstances could result in production stoppages and interruptions in supply, affecting the initiation, execution and timing of completion of clinical trials and commercial activities. Furthermore, material supply constraints could result in production delays. We attempt to mitigate risk to our product supply by careful planning of our production and raw material requirements with sufficient lead times for ramp-up by third-party manufacturers. Additionally, we work with and qualify other third-party manufacturers to provide alternative manufacturing capacity, if needed, due to delays or interruptions in supply, but such alternative manufacturers may be subject to similar constraints or issues.
We are also investing in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of regulatory approval. We are continuing to develop a bioreactor-based manufacturing platform for such commercialization. In our clinical studies we are continuing to use cell factory-based material and plan to use bioreactor manufactured product. As we continue to prepare for commercialization, we believe that the cell factory-based approach for production is not well suited for serving, on more than a limited basis, large markets or conditions requiring higher dose treatments due to the limited potential for scale-up, relatively high costs and the possibility of reliability issues due to the complexity of the cell factory-based manufacturing process. A full transition to bioreactor-based material for the commercial setting will require a demonstration of comparability, which could include the requirement for analytical and in vitro data, some non-clinical studies and possibly data from additional clinical studies. In January 2021, we entered into a lease for a building which could potentially be developed into a state-of-the-art, commercial-scale manufacturing facility for our cell therapy product. We are studying the feasibility of building out the facility in stages as we complete our pivotal clinical trials, and assuming success, submit the required regulatory filings for commercialization. We believe that we have ownership, control and access to the technologies and intellectual properties that would enable us, or our contract manufacturing partners, to manufacture product needed to serve the indications targeted by our therapy.
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
Mesoblast Limited, or Mesoblast, is currently engaged in clinical trials evaluating the safety and efficacy of Revascor, an allogeneic stem cell product based on mesenchymal stem cell precursors that are obtained from healthy consenting donors. These cells also appear to display limited expansion potential and biological plasticity. Additionally, Mesoblast is developing Prochymal, a mesenchymal stem cell product candidate.
Other public companies are or may be developing stem-related therapies, including SanBio, Vericel Corporation, Caladrius Biosciences, Inc., Johnson & Johnson, Cryo-Cell International, Inc., and Pluristem Therapeutics, Inc. In addition, private companies, such as Gamida Cell Ltd., Plureon Corporation and others, are also developing cell therapy related products or capabilities. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years. In addition, our other earlier-stage programs may face competition, including from larger pharmaceutical and biotechnology companies.
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
Intellectual Property
We rely on a combination of patent applications, patents, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors that we expect to work on our products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property, or which relate to our business. We currently have over 385 patents for our technologies.
We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We developed, acquired and exclusively licensed intellectual property covering our cell therapy product candidates and other applications in the field. Our broad intellectual property portfolio consists of over 360 issued patents and more than 120 global patent applications around our stem cell technology and MultiStem product platform. This includes 36 United States patents and more than 325 international patents that apply to MAPC and related products, such as MultiStem. The current intellectual property estate, which incorporates additional filings and may broaden over time, could provide coverage for our stem cell product candidates, manufacturing processes and methods of use through 2036 and beyond. Furthermore, an extended period of market exclusivity may apply for certain products (e.g., exclusivity periods for orphan drug designation or biologics).
We also have an intellectual property portfolio related to our small molecule product candidates, functional genomics and other technologies, with 24 global patents with claims directed to compositions, methods of making, and methods of using our candidates and technologies, among other claims.
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
Research and Development
Our research and development costs, which consist primarily of costs associated with clinical trials, preclinical research, product manufacturing and process development for manufacturing, salaries and related personnel costs, legal expenses resulting from intellectual property application and maintenance processes, and laboratory supply and reagent costs, were $63.0 million in 2020, $39.0 million in 2019 and $38.7 million in 2018. The increase in research and development costs in 2020 related primarily to the clinical trials underway and increased manufacturing and process development activities.
Government Regulation
Our research and development activities, and any products we may develop, are subject to stringent government regulation in the United States by the FDA and, in many instances, by corresponding foreign and state regulatory agencies. The European Union, or EU, has vested centralized authority in the EMA and Committee for Medicinal Products for Human Use, or CHMP, to standardize review and approval across EU member nations. In Japan, PDMA, a division of the Ministry of Health, Labour and Welfare, or MHLW, regulates the development and commercialization of medical therapies. Recently, Japan’s parliament enacted new legislation to promote the safe and accelerated development of treatments using stem cells. The new regenerative medicine law and revised pharmaceutical affairs law define products containing stem cells as regenerative medicine products and allow for the conditional approval of such products if safety has been confirmed in clinical trials, even if their efficacy has not been fully demonstrated. The legislation creates a new, faster pathway for cell therapy product approval, and offers the potential to enable more rapid entry in the Japanese market. The MHLW has been directed to develop and adopt new rules and procedures to implement this legislation.
These regulatory agencies enforce comprehensive statutes, regulations and guidelines governing the drug development process. This process involves several steps. Initially, a company must generate preclinical data to show safety before human testing may be initiated. In the United States, for example, a drug company must submit an IND application to the FDA prior to securing authorization for human testing. The IND must contain adequate data on product candidate chemistry, safety, toxicology and metabolism and, where appropriate, animal research testing to support initial effectiveness.
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
The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:
•preclinical tests in animals that demonstrate a reasonable likelihood of safety and effectiveness (if possible) in human patients;
•submission to the FDA of an IND, which must be approved before clinical trials in humans can commence. If Phase 1 clinical trials are to be conducted initially outside the United States, a different regulatory filing is required, depending on the location of the trial;
•adequate and well controlled human clinical trials to establish the safety and efficacy of the drug or biologic product for the intended disease indication;
•for drugs (including biologics), submission of a New Drug Application, or NDA, or a BLA with the FDA; and
•FDA approval of the NDA or BLA before any commercial sale or shipment of the drug.
Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. The clinical development phase generally takes ten to fifteen years, or longer, to complete (i.e., from the initiation of Phase 1 through completion of Phase 3 studies), and such sequential studies may overlap or be combined. After successful completion of clinical trials for a new drug or biologic product, FDA approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA’s approval of an NDA or BLA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required, followed by a resubmission of the NDA or BLA. Review and approval of an NDA or BLA can take up to several years. The FDA and other Regulatory agencies such as the EMA and the PMDA have regulations that allow for faster approval paths and review cycles that may reduce clinical development phase completion to between five and seven years to commercialization. Such regulations include but are not limited to accelerated/conditional approval paths and review cycles of between six to ten months (priority/FDA/accelerated review cycles/EMA, Sakigake accelerated review/PMDA). However, there are specific criteria that must be met to qualify for these paths, such as high unmet medical need, orphan designation, fast track, exceptional circumstances, breakthrough designation, Regenerative Medicine Advanced Therapy, or RMAT designation and Sakigake designation.
In addition to obtaining FDA approval for each product being sold in the United States, each drug manufacturing facility must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state, and local agencies, and must comply with GMP requirements. We do not currently have any GMP manufacturing capabilities and rely on contract manufacturers to produce material for any clinical trials that we conduct.
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

Environmental, Social and Governance (or ESG)
Our leadership and the Board are committed to operating in a responsible and transparent manner and oversee our ESG strategy and initiatives.
Environmental
We have few environmental risks but take numerous opportunities to show our environmental leadership. We operate environmentally responsible laboratory waste collection, recycling and disposal programs. The ramping up of our manufacturing and facilities capabilities consider leading environmentally responsible and carbon footprint initiatives. We encourage our employees to be environmental leaders, and our employees participate in community beautification and clean-up programs.
Social
Our ability to help people extends beyond working to treat some of the most feared, lethal, expensive and widespread medical conditions. We have a strong and longstanding commitment to employee community service and philanthropic activities. Our annual off-site retreats often have a philanthropic theme, resulting in donations or service. These activities include donations to hunger food drives, schools, military personnel, service animal trainers and nonprofit organizations. Prior to the COVID-19 pandemic, our employees volunteered at local food banks, literary improvement programs and homeless shelters. We are corporate sponsors to numerous medical conferences and local charity events. Our employees look forward to continuing our community service when it is safe to do so.
Governance
We have a strong governance structure that supports our scientific and development profile. In 2020, we announced changes and appointments to our Board resulting in approximately 55% of our director positions being diverse by race, ethnicity or gender, and approximately 20% of our director positions are held by women. We have robust ethics and conflicts policies that are reviewed at least annually by the Board. We hold annual elections for all members of the Board and each director participates in annual Board and committee self-assessment reviews.
Human Capital Resources
We believe that our success will be based on, among other things, the quality of our clinical programs, our ability to invent and develop superior and innovative technologies and products, and our ability to develop, attract and retain talented personnel. We have assembled an exceptional team of scientists, clinical development leaders, and executives with significant experience in the biotechnology and pharmaceutical industries. During 2020, we increased our head count by adding 18 new employees in the areas of clinical and process development, research, operations and supply chain, regulatory affairs and across our general and administrative functions.
As of December 31, 2020, we employed 97 full-time employees, including 17 with Ph.D. degrees. Our workforce is approximately 65% diverse by race, ethnicity or gender. We offer a competitive compensation program that includes a total package consisting of base salary, incentive cash bonus potential, a comprehensive health benefit package, paid time off, 401(k) retirement plan participation and equity compensation for all full-time employees. We also utilize the service and support of outside consultants and advisors. We annually evaluate the consistency and competitiveness of our compensation and benefits programs that serve to attract, retain, motivate and reward employees. We sustain a high-performance culture by measuring performance, recognizing employee achievements and identifying areas of development and profession growth. None of our employees are represented by a union, and we believe we have positive and engaging relationships with our employees.
Health, Safety and Wellness
We are committed to the health and safety of our employees. We provide our employees and their families with access to a variety of health, wellness and other benefit programs that support physical, mental and financial well-being. We maintain a disciplined safety program and all of our employees must comply with annual safety training. During most of 2020, the majority of our workforce worked remotely and may continue to do so in the future. During this time, utilizing technology, we increased employee communications and continued our monthly corporate meetings to ensure our employees remain engaged and connected to each other.
Response to COVID-19
Beginning in March 2020, we took reasonable and practical steps to comply with government policies and recommendations regarding COVID-19 and to ensure a safe working environment for our employees, including:
•communicating COVID-19 policies, safety protocols and timely updates to all employees;
•requiring mandatory face coverings at all locations;
•implementing social distancing to increase the distance between workspaces for onsite employees;

•implementing remote working arrangements for those employees with job responsibilities that can be performed offsite;
•limiting in-person meetings and providing technical capabilities for virtual office meetings;
•enhancing cleaning procedures at all locations;
•limiting visitors at our locations and confirming health status prior to visits;
•limiting business travel to essential travel only and suspending international travel; and
•communicating policies and action plans for those employees with COVID-19 symptoms or for those testing positive for COVID-19.
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

ITEM 1A.    RISK FACTORS
The statements in this section, as well as statements described elsewhere in this annual report, or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition and results of operations, which could also cause the trading price of our equity securities to decline. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated.
Risks Related to Our Business
We have incurred losses since inception, and we expect to incur significant net losses in the foreseeable future and may never become profitable.
Since our inception in 1995, we incurred significant losses and negative cash flows from operations. We incurred net losses of $78.8 million in 2020, $44.6 million in 2019 and $24.3 million in 2018. As of December 31, 2020, we had an accumulated deficit of $496.4 million, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We expect to spend significant resources over the next several years to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible regulatory approval and commercial activities. We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods, and our ability to commercialize our product candidates is uncertain. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through our existing or future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested in human and animal studies. We cannot assure you that we will ever earn sales revenue or that we will ever become profitable. If we sustain losses over an extended period, we may be unable to continue our business.
We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.
The development of our product candidates will require a commitment of substantial funds to conduct the costly and time-consuming research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $61.8 million in 2020, $35.3 million in 2019 and $13.4 million in 2018.
At December 31, 2020, we had $51.5 million of cash and cash equivalents. However, we will need substantially more funding to advance our product candidates through development and into commercialization, including to put in place manufacturing capacity to support such commercial activity. Our future capital requirements will depend on many factors, including:
•our ability to raise capital to fund our operations;
•the progress, scope, costs and results of our clinical and preclinical testing of any current or future product candidates;
•the possibility of delays in, adverse events of and excessive costs of the development process;
•the cost of manufacturing our product candidates;
•the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;
•the time and cost involved in obtaining regulatory approvals;
•expenses related to complying with GMP of therapeutic product candidates;
•costs of financing or acquiring additional capital equipment and development technologies;
•competing technological and market developments;
•our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;
•the amount and timing of payments or equity investments that we receive from collaborators or changes in or terminations of future or existing collaboration and licensing arrangements and the timing and amount of expenses we incur to support these collaborations and license agreements;

•costs associated with the integration of any new operation, including costs relating to future mergers and acquisitions with companies that have complementary capabilities;
•expenses related to the establishment of sales and marketing capabilities for products awaiting approval or products that have been approved;
•expenses related to establishing manufacturing capabilities;
•the level of our sales and marketing expenses; and
•our ability to introduce and sell new products.
The extent to which we utilize our existing equity purchase arrangement with Aspire Capital Fund LLC, or Aspire Capital, as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not affect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default. Even if we are able to access the over $62.4 million available under the arrangement as of March 19, 2021, we will still need additional capital to fully implement our business, operating and development plans.
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
Our success is heavily dependent upon the successful development of MultiStem products for certain diseases and conditions involving acute or ischemic injury or immune system dysfunction. Our business could be materially harmed if we encounter difficulties in the development of this product candidate, such as:
•delays in the ability to manufacture the product in quantities or in a form that is suitable for any required preclinical studies or clinical trials;
•an inability to produce the product at an appropriate cost or to scale for commercialization;
•delays in the design, enrollment, implementation or completion of required preclinical studies and clinical trials;
•an inability to follow our current development strategy for obtaining regulatory approval from regulatory authorities because of changes in the regulatory approval process;
•less than desired or complete lack of efficacy or safety in preclinical studies or clinical trials; and
•intellectual property constraints that prevent us from making, using or commercializing the product candidate.
The process of manufacturing the MultiStem product platform is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities.
The process of manufacturing the MultiStem product platform is complex, highly-regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing adequate supply of our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with preclinical and clinical trials, along with additional costs. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical trials or at earlier portions of a trial to the product used in later clinical trials or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.
If we are unable to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing, pursue collaborations or develop our product candidates.
We are highly dependent on our senior executives, such as William (B.J.) Lehmann, J.D., M.B.A., Interim Chief Executive Officer, President and Chief Operating Officer, John Harrington, Ph.D., Executive Vice President and Chief Scientific Officer, Ivor Macleod, M.B.A, CPA, Chief Financial Officer, and Laura Campbell, CPA, Senior Vice President of Finance, as well as other personnel.
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
At various times we have experienced periods of rapid growth in our employee numbers as a result of a dramatic increase in activity in technology programs, genomics programs, collaborative research programs, discovery programs, clinical trials and scope of operations. At other times, we had to reduce staff in order to bring our expenses in line with our financial resources. Our success will also depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force.
Risks related to the current COVID-19 pandemic and other health epidemics and outbreaks that could adversely affect our business.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has not had a significant adverse effect on our core business operations. However, the pandemic has adversely impacted operations at certain existing and potential future clinical sites involved in our ongoing clinical studies. It is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our collaborators' planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could negatively impact our financial liquidity by impairing our ability to access our primary financing sources, including, but not limited to business collaborations, grant funding and equity financings, on the same or reasonably similar terms as were available to us before the pandemic. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described in this section and affect our need for substantial additional funding to develop our products and support our operations, delays or difficulties in developing and commercializing our MultiStem product candidates, and delays in clinical trials, including MASTERS-2, and regulatory approvals relating to our products.
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates
Our product candidates are currently in the development stage and we have no therapeutic products approved for sale. If we are unable to develop, obtain regulatory approval or market any of our product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.
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
Safety and efficacy seen in preclinical testing of our product candidates in animals may not be seen when our product candidates undergo clinical testing in humans. Preclinical studies and Phase 1 clinical trials are not primarily designed to test the efficacy of a product candidate in humans, but rather to:
•test short-term safety and tolerability;
•study the absorption, distribution, metabolism and elimination of the product candidate;
•study the biochemical and physiological effects of the product candidate and the mechanisms of the drug action and the relationship between drug levels and effect; and
•understand the product candidate’s side effects at various doses and schedules.
Success in preclinical studies or completed clinical trials does not ensure that later studies or trials, including continuing non-clinical studies and large-scale clinical trials, will be successful, nor does it necessarily predict future results. The rate of failure in drug development is quite high, and many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Product candidates may fail to show desired safety and efficacy in larger and more diverse patient populations in later stage clinical trials, despite having progressed through early stage trials. Negative or inconclusive results from any of our ongoing preclinical studies or clinical trials could result in delays, modifications, or abandonment of ongoing or future clinical trials and the termination of our development of a product candidate. Additionally, even if we are able to successfully complete late stage clinical trials, the regulatory authorities still may not approve our product candidates.
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
Risks Related to Commercialization of Our Product Candidates
If we inadvertently violate the guidelines pertaining to promotion and advertising of our clinical candidates or approved products, we may be subject to disciplinary action by the FDA’s Division of Drug Marketing, Advertising, and Communications or other regulatory bodies.
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
We currently have no sales, marketing or distribution capabilities. Therefore, to commercialize our product candidates, if and when such products have been approved and are ready for marketing, we expect to collaborate with third parties to perform these functions. We will either need to share the value generated from the sale of any products and/or pay a fee to the contract sales organization. If we establish any such relationships, we will be dependent upon the capabilities of our collaborators or contract service providers to effectively market, sell, and distribute our product. If they are ineffective at selling and distributing our product, or if they choose to emphasize other products over ours, we may not achieve our expected level of product sales revenues. If conflicts arise, we may not be able to resolve them easily or effectively, and we may suffer financially as a result. If we cannot rely on the sales, marketing and distribution capabilities of our collaborators or of contract service providers, we may be forced to establish our own capabilities. We have no experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our future products directly. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies.
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
There are significant regulatory and legal barriers in markets outside the United States that we must overcome to the extent we enter or attempt to enter markets in countries other than the United States. We will be subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We also may experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside the United States would be subject to political, economic and social uncertainties including, among others:
•changes and limits in import and export controls;
•increases in custom duties and tariffs;
•changes in currency exchange rates;
•economic and political instability;
•changes in government regulations and laws;
•absence in some jurisdictions of effective laws to protect our intellectual property rights; and
•currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.
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
Frequently, foreign governments impose strict price controls on newly approved therapeutic products. If we obtain regulatory approval to sell products in foreign countries, we may be unable to obtain a price that provides an adequate financial return on our investment. Furthermore, legislation in the United States may permit re-importation of drugs from foreign countries into the United States, including re-importation from foreign countries where the drugs are sold at lower prices than in the United States due to foreign government-mandated price controls. Such a practice, especially if it is conducted on a widespread basis, may significantly reduce our potential United States revenues from any drugs that we are able to develop.
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
We carry product liability insurance that includes coverage for human clinical trials. Currently, we insure a total limit of $15.0 million per occurrence, $15.0 million annual aggregate coverage for both our products liability policy and our clinical trials protection. This limit is comprised of both primary and excess coverage. We also intend to seek product liability insurance for any approved products that we may develop or acquire. However, in the event there are product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If such insurance is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage.
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
Even if we develop pharmaceuticals or MultiStem-related products that obtain the necessary regulatory approval, and we have access to the necessary manufacturing, sales, marketing and distribution capabilities that we need, our success depends to a significant degree upon the commercial success of those products. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our future royalty revenue or other revenue would be dependent upon sales of these products. Many factors may affect the market acceptance and commercial success of any potential products that we may discover, including:
•health concerns, whether actual or perceived, or unfavorable publicity regarding our stem cell products or those of our competitors;
•the timing of market entry as compared to competitive products;
•the rate of adoption of products by our collaborators and other companies in the industry;
•any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for our products or competing or comparable products;
•convenience and ease of administration;
•pricing;
•perceived efficacy and side effects;

•marketing;
•availability of alternative treatments;
•levels of reimbursement and insurance coverage; and
•activities by our competitors.
Risks Related to our Dependence on Third Parties
We may not successfully maintain our existing collaborative and licensing arrangements, or establish new ones, which could adversely affect our ability to develop and commercialize our product candidates.
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
Currently, our material collaboration and licensing arrangement is with Healios, also a significant holder of our outstanding shares of common stock, to develop and commercialize MultiStem cell therapy for the treatment of ischemic stroke and ARDS in Japan, among other things, and we also have license agreements with third parties pursuant to which we in-license certain aspects of our technologies. These arrangements may not have specific termination dates; rather, each arrangement terminates upon the occurrence of certain events. Recently, we were engaged in a dispute with Healios regarding these arrangements; however, on February 16, 2021, we and Healios entered into a Cooperation Agreement which included a commitment to work in good faith to finalize negotiations with a spirit of cooperation and transparency as quickly as possible on all aspects of our supply, manufacturing, information provision and regulatory support relationship. If we are unable to resolve our dispute with Healios our ability to develop and commercialize our product candidates could be adversely affected. Despite our entry into the Cooperation Agreement, there can be no assurance that we and Healios will be able to resolve the dispute.
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
These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications and cost expectations or comply with applicable government regulations. From time to time, such third-party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of clinical trials and commercial activities. Furthermore, our third-party manufacturers may have disruptions in their business operations as a result of business or strategic decisions or due to economic difficulties facing their businesses, cybersecurity incidents, terrorist activity, public health crises (such as COVID-19), fires or other natural disasters and could cease operations entirely. The number of third-party manufacturers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative manufacturing arrangements.
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
Risks Related to Our Intellectual Property Rights
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
The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:
•we were the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies or product candidates upon which we rely;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•others did not publicly disclose our claimed technology before we conceived the subject matter included in any of our patent applications;
•any of our pending or future patent applications will result in issued patents;
•any of our patent applications will not result in interferences or disputes with third parties regarding priority of invention;
•any patents that may be issued to us, our collaborators or our licensors will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;
•we will develop additional proprietary technologies that are patentable;

•the patents of others will not have an adverse effect on our ability to do business; or
•new proprietary technologies from third parties, including existing licensors, will be available for licensing to us on reasonable commercial terms, if at all.
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
Risks Related to Our Industry
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
Risks Related to Our Common Stock
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

General Risk Factors
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
To remain competitive, we may decide to acquire additional businesses, products and technologies. We currently have no commitments or agreements with respect to, and are not actively seeking, any material acquisitions. We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions could require significant capital infusions and could involve many risks, including, but not limited to the following:
•we may have to issue convertible debt or equity securities to complete an acquisition, which would dilute our stockholders and could adversely affect the market price of our common stock;
•an acquisition may negatively impact our results of operations because it may require us to incur large one-time charges to earnings, amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;
•we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire;
•certain acquisitions may disrupt our relationship with existing collaborators who are competitive to the acquired business;
•acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and
•key personnel of an acquired company may decide not to work for us.
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
At December 31, 2020, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $248.0 million and $16.3 million, respectively. Included in our federal net operating loss as of December 31, 2020 are federal net operating loss carryforwards generated after 2017 of $111.4 million that have an indefinite life, but with usage limited to 80% of taxable income in any given year. The remaining federal net operating losses and tax credits will expire at various dates between 2032 and 2040. We also had foreign net operating loss carryforwards of approximately $30.0 million. Such foreign net operating loss carryforwards do not expire. We also had state and city net operating loss carryforwards aggregating approximately $82.5 million. Such state and city net operating loss carryforwards may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2021 and 2040. Certain state net operating losses do not expire.
Our ability to utilize our U.S. federal net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as a result of our equity offering that occurred in October 2012. Similar limitations may apply for state and local tax purposes. We generated U.S. federal net operating loss carryforwards of $211.3 million, research and development tax credits of $16.3 million, and state and local net operating loss carryforwards of $82.3 million since 2012 through December 31, 2020.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 45,000 square feet of space for our corporate offices and laboratories, with state-of-the-art laboratory space. The lease began in 2000 and currently expires in March 2022 with additional one-year extensions through March 31, 2024. Our rent is approximately $0.3 million per year and our rental rate has not changed since the lease inception in 2000. Also, we currently lease office and laboratory space for our Belgian subsidiary. With the extension signed in March 2021, the lease currently expires in July 2022. The annual rent in Belgium is approximately $0.2 million and is subject to adjustments based on an inflationary index. In January 2021, we entered into an agreement to lease approximately 214,000 square feet of space in Stow, Ohio to potentially support our future manufacturing needs. The lease term is approximately 10 years with the option to renew for five additional terms of five years each. The rent for the first year of the lease term is approximately $1.3 million with rent increasing annually at 2% throughout the term of the lease.

ITEM 3.    LEGAL PROCEEDINGS
On November 21, 2020, Hardy TS Kagimoto, a member of our Board, filed a lawsuit, or the Action, against us in the Delaware Court of Chancery, or the Court, following his submission of a demand to examine our books and records pursuant to Section 220 of the Delaware General Corporation Law, or the Demand. The complaint alleged that we improperly denied Dr. Kagimoto access to certain of our books and records, including those relating to the Board’s executive committee, information regarding manufacturing of MultiStem, and the ongoing contractual dispute between us and Healios, of which Dr. Kagimoto is Chairman and Chief Executive Officer. Prior to the trial, which was scheduled for February 18, 2021, we made voluntary productions of information to Dr. Kagimoto but asserted that he did not have a purpose reasonably related to his position as a director to inspect certain other books and records. On January 29, 2021, Dr. Kagimoto filed a motion for a status quo order, requiring us to provide notice to Dr. Kagimoto fifteen business days before we entered into or submitted for Board approval any potential partnering transaction or other transaction outside the ordinary course of business, and on February 5, 2021, the Court entered an order requiring us to provide such notice to Dr. Kagimoto, or the Status Quo Order. On February 16, 2021, we entered into the Cooperation Agreement that, among other things, provided for Dr. Kagimoto to voluntarily dismiss the Action with prejudice and to withdraw his demand for books and records. On February 26, 2021, following a filing by the parties, the Court entered an order dismissing the Action with prejudice and vacating the Status Quo Order. The Cooperation Agreement provides for the parties’cooperation on certain commercial matters, including a commitment to work in good faith to finalize negotiations on all aspects of our supply, manufacturing, information provision and regulatory support relationship.
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

William (B.J.) Lehmann, Jr., J.D.
Age: 55
Mr. Lehmann joined Athersys in September 2001 and has served as our Interim Chief Executive Officer since February 2021. Mr. Lehmann has served as our President and Chief Operating Officer since June 2006. He has been involved in all aspects of the Company’s operations since joining Athersys, including business development, partnership management, finance, clinical development, regulatory, legal and intellectual property management. He has helped develop, negotiate and build most of the Company’s major business relationships, including research and development collaborations and manufacturing. Prior to that time, Mr. Lehmann was our Executive Vice President of Corporate Development and Finance from August 2002 until June 2006. From 1994 to 2001, Mr. Lehmann was with McKinsey & Company, Inc., or McKinsey, an international management consulting firm, where he worked extensively with new technology and service-based businesses in the firm’s Business Building practice. Prior to joining McKinsey, he worked at Wilson, Sonsini, Goodrich & Rosati, a Silicon Valley law firm, and worked with First Chicago Corporation, a financial institution. Mr. Lehmann received his J.D. from Stanford University, his M.B.A. from the University of Chicago, and his B.A. from the University of Notre Dame.

John J. Harrington, Ph.D.
Age: 53
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
Ivor Macleod, CPA, MBA
Age: 59
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
Age: 57
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
Holders
As of March 19, 2021, there were approximately 507 holders of record of our common stock. Additionally, shares of common stock are held by financial institutions as nominees for beneficial owners that are deposited into participant accounts at the Depository Trust Company, which are held of record by Cede & Co. and are included in the holders of record as one stockholder.
Unregistered Sales
Since 2011, we have had in place equity purchase agreements with Aspire Capital, which provide us the ability to sell shares of our common stock to Aspire Capital from time-to-time. During the quarter ended December 31, 2020, we sold an aggregate of 4,205,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating aggregate proceeds of $7.7 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.
ITEM 6.    SELECTED FINANCIAL DATA
Reserved.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this annual report on Form 10-K.

Overview
We are a biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem cell therapy, a patented and proprietary allogeneic stem cell product, is our lead platform product and is currently in clinical development in several therapeutic and geographic areas. Our most advanced program is an ongoing Phase 3 clinical trial for the treatment of ischemic stroke. Our current clinical development programs are focused on treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in North America, Europe and certain other international locations, who have suffered moderate to moderate-severe ischemic stroke. We initiated the study with a limited number of high-enrolling sites and are bringing on additional sites over time in line with clinical product supply and clinical operations objectives. Enrollment has been impacted at some clinical sites due to operational restrictions at the hospital sites, including hospital staff redeployment in response to the COVID-19 pandemic, and supply constraints, which have hampered the initiation of new sites. Given the recent headwinds, we hope to complete enrollment of the trial in 2022. The MASTERS-2 study has received several regulatory distinctions including Special Protocol Assessment, or SPA, designation, Fast Track designation and Regenerative Medicine Advanced Therapy, or RMAT, designation from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.
In addition, HEALIOS K.K., or Healios, has an ongoing clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan. TREASURE will be evaluated under the progressive regulatory framework for regenerative medicine therapies in Japan. Under the new framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the Pharmaceuticals and Medical Devices Agency, or PMDA, which is designed to expedite regulatory review and approval and is analogous to Fast Track designation from the FDA. Healios has reported that current enrollment of patients in the clinical trial exceeds 90%. We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways to review and approval afforded to us by the regulators in the United States, Europe and Japan.

•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from acute respiratory distress syndrome, or ARDS. The study results continue to demonstrate a predictable and favorable tolerability profile. Importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2020, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19, or the MACOVIA study, and the first patients were enrolled in May 2020. In September 2020, MultiStem cell therapy received RMAT designation for the ARDS program. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and the study is presently designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. However, the scope and timing of our MACOVIA study may be adjusted depending on regulatory discussions and funding sources. Healios has initiated a clinical trial in Japan for patients with pneumonia-induced ARDS, which is referred to as the ONE-BRIDGE study. Current patient enrollment progress exceeds 90% of the target enrollment for the ONE-BRIDGE study. In April 2020, Healios announced the addition of a small cohort to examine the treatment of COVID-19-induced ARDS patients, and the small cohort has been fully enrolled.

•Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. The trial is being conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product for the trial as well as regulatory and operational support. The COVID-19 pandemic has impacted the pace of activity for the study since the trauma center also attends to COVID-19 patients; however, the site announced that enrollment commenced in December 2020.
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
In addition to our manufacturing efforts, in other areas we are stepping up our planning and preparations for the potential commercialization of our MultiStem product candidate. We are advancing our strategies for market access and reimbursement, working with third-party experts to plan and undertake initiatives to position the product appropriately and effectively communicate to payors its value to them and patients. We are developing our go-to-market strategies, which could include third-party marketing partners in certain areas and the creation of a commercial sales force in other areas. We are also working with outside experts to develop proprietary solutions to the unique requirements related to the cell therapy supply chain and clinical site logistics. For example, working with an outside partner, we have been developing a proprietary cryogenic system designed to securely store and dispense our product in hospital pharmacies or other suitable clinical locations. Our intention is to be prepared to enable commercialization as soon as reasonably possible following potential successful completion of pivotal studies, application and approval by regulators.
We have a collaboration with Healios that covers MultiStem cell therapy for ischemic stroke and ARDS in Japan. The collaboration also includes the use of our technology for Healios’ organ bud program targeted to liver disease and other indications, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with induced pluripotent stem cells, or iPSC-derived cells. We provide product supply and manufacturing services to Healios, and in the event that we fail to perform our responsibilities to supply clinical trial product to Healios, then under certain circumstances, we may be required to grant Healios a license to make the product solely for use in its licensed fields and territories.
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
In connection with an equity investment in us made by Healios in 2018, Healios had a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $1.76 per share. In March 2020, Healios exercised the warrant in full at $1.76 per share and in April 2020 we received proceeds of approximately $7.0 million in accordance with the terms of the warrant.

We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time-to-time. Currently we have an agreement with Aspire Capital that was entered into in November 2019, or the 2019 Equity Facility, and includes Aspire Capital's commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. Our prior $100.0 million equity facility that was entered into in 2018, or the 2018 Equity Facility, was fully utilized and terminated during the first quarter of 2020. The terms of the 2019 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019 and filed a registration statement for the resale of 31,000,000 shares of our common stock. The terms of this 2018 Equity Facility were similar to the previous equity facilities with Aspire Capital, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in February 2018 and we registered for the resale of 24,700,000 shares of our common stock. Also, in connection with the 2018 Equity Facility, Aspire Capital invested $1.0 million to purchase 500,000 shares of common stock at $2.00 per share.
During the years ended December 31, 2020, 2019 and 2018, we sold 11,425,000, 14,475,000 and 8,708,582 shares, respectively, to Aspire Capital at average prices of $1.67, $1.41 and $1.78 per share, respectively. In the first quarter of 2021 through March 19, 2021, we generated $26.6 million in proceeds from the use of our equity purchase arrangement.

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
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues. Revenues decreased to $1.4 million for the year ended December 31, 2020 from $5.6 million in 2019. Contract revenues from our collaboration with Healios decreased $4.1 million period-over-period. Grant revenue decreased by $0.1 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the completion of grant-funded projects. Our collaboration revenues fluctuate from period-to-period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios. We expect our collaboration revenues to vary over time as we contract with Healios to perform manufacturing services and as we potentially enter into new collaborations.
Research and Development Expenses. Research and development expenses increased to $63.0 million for the year ended December 31, 2020 from $39.0 million for the year ended December 31, 2019. The increase in research and development expenses year-over-year of $24.0 million related primarily to increased clinical trial, manufacturing and process development costs of $15.0 million, internal research supply costs of $4.2 million, personnel costs of $3.0 million, including stock-based compensation, outside service costs of $0.9 million and other costs of $0.9 million. Based on our current clinical development, manufacturing, process development and regulatory affairs plans, we expect our 2021 annual research and development expenses to be higher compared to 2020, and such costs will vary over time based on clinical manufacturing campaigns, the timing and stage of clinical trials underway, manufacturing process development projects and regulatory initiatives. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $15.9 million in 2020 from $11.4 million in 2019. The $4.5 million increase was due primarily to increases in personnel costs, including stock-based compensation, legal and professional services and other outside services. We expect our general and administrative expenses will increase in 2021.
Depreciation. Depreciation expense increased to $0.9 million in 2020 from $0.7 million in 2019 due to additional equipment being placed in service.
Other (Expense) Income, net. Other expense, net, for the year ended December 31, 2020 was ($0.4) million, and other income, net, was $0.9 million for 2019, and was comprised of interest income and expense and foreign currency gains and losses.

Comparison of the years ended December 31, 2019 and 2018
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At December 31, 2020, we had $51.5 million in cash and cash equivalents, and at March 19, 2021, we had $61.5 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings, including through our equity facility. The COVID-19 pandemic could negatively impact our ability to access financing sources on the same or reasonably similar terms as were available to us before the pandemic. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $496.4 million at December 31, 2020. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations.
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
In connection with an equity investment in us made by Healios in 2018, Healios had a warrant to purchase up to 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but not less than $1.76 per share. In March 2020, Healios exercised the warrant in full at $1.76 per share, and in April 2020, we received proceeds of approximately $7.0 million in accordance with the terms of the warrant.
In 2018, we entered into an investor rights agreement, or the Investor Rights Agreement, with Healios that governs certain of our and Healios’ rights relating to its ownership of our common stock. Under the Investor Rights Agreement, Healios is permitted to participate in certain equity issuances as a means to maintain its proportionate ownership of our common stock as of the time of such issuance. In May 2020, we entered into a purchase agreement with Healios, providing for Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital. In May 2020, we sold Healios 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $534,105, in accordance with the terms of the Investor Rights Agreement.
We have had equity purchase agreements in place with Aspire Capital since 2011 that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we are party to the 2019 Equity Facility which includes Aspire Capital's commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The 2018 Equity Facility was fully utilized and terminated during the first quarter of 2020. The terms of the 2019 Equity Facility are similar to the previous equity purchase agreements, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019 and filed a registration statement for the resale of 31,000,000 shares of our common stock in connection with the equity facility. The 2018 Equity Facility provided us with the ability to sell shares to Aspire Capital up to $100.0 million in aggregate. The terms of the 2018 Equity Facility were similar to the previous equity facilities with Aspire Capital, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in 2018 and registered for resale of 24,700,000 shares of our common stock. Also in connection with the 2018 Equity Facility, Aspire Capital invested $1.0 million to purchase 500,000 shares of our common stock at $2.00 per share.
During the years ended December 31, 2020 and 2019, we sold 11,425,000 and 14,475,000 shares, respectively, to Aspire Capital at average prices of $1.67 and $1.41 per share, respectively.
We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, that was declared effective in January 2020 and allowed for the sale of equity securities up to $100.0 million over a three-year period. Following our underwritten public offering in April 2020, this shelf registration statement was replaced by a shelf registration statement on Form S-3 that was declared effective in June 2020 and allowed for the sale 35,000,000 shares of our common stock over a three-year period, which is fully available to us. Whether we sell securities under the registration statement will depend on a number of factors, including the market conditions at that time, our cash position at that time and the availability and terms of alternative sources of capital.
By the end of the first quarter of 2019, we had received all of the upfront and quarterly installment payments in connection with the June 2018 expansion of our collaboration with Healios. We are also entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. We receive payments from Healios for clinical product supply and other manufacturing-related services, and are negotiating the terms for potential commercial product supply. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible regulatory approval and commercial activities. At December 31, 2020, we had available cash and cash equivalents of $51.5 million, and at March 19, 2021, we had $61.5 million in cash and cash equivalents. We intend to meet our short-term liquidity needs with available cash, including available proceeds from our existing equity facility, potential delays in certain non-core programs, and our ability to defer certain spending. Furthermore, we are actively pursuing new collaborative opportunities and other potential sources of funding, which could reduce the current level of usage of our equity facility and potentially accelerate certain costs. If sufficient capital is available, we would plan to accelerate our clinical activity and preparation for regulatory application, approval and commercialization, including commercial manufacturing.
Importantly, we are approaching near-term milestones, including the results of Healios’ two clinical trials, followed by the results of our MASTERS-2 clinical trial, which we would expect to have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets, for example. Depending on the outcome of these milestones, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties, the sale of equity securities from time to time including through our equity facility, grant-funding opportunities, deferral of certain discretionary costs and the staging of certain development costs, as needed.
Additionally, we may raise capital from time to time through our equity purchase arrangement with Aspire, subject to its volume and price limitations and equity offerings. In the first quarter of 2021 through March 19, 2021, we generated an additional $26.6 million in proceeds from the use of our equity purchase arrangement, and we have 12,205,000 shares remaining for future issuance under the current registration statement. We also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions or royalty financing arrangements.
Our capital requirements over time depend on a number of factors, including progress in our clinical development programs, preparing for potential commercialization of our product candidates, potential product launch, our clinical and preclinical pipeline of additional opportunities and their stage of development, additional external costs such as payments to contract research organizations and contract manufacturing organizations, additional personnel costs and the costs in filing and prosecuting patent applications and enforcing patent claims. Furthermore, delays in product supply for our and Healios’ clinical trials may impact the timing and cost of such studies, and delays in product supply following Healios’ potential product launch may impact the timing of royalties that we may receive. The availability of funds impacts our ability to advance multiple clinical programs concurrently, and any shortfall in funding could result in our having to delay or curtail research and development efforts. Further, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms.
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
Cash Flow Analysis
Net cash used in operating activities was $61.8 million, $35.3 million and $13.4 million in 2020, 2019 and 2018, respectively, and represented the use of cash to fund operations, clinical trials, preclinical research and process development activities; net of receipts from collaborative arrangements such as Healios. Net cash used in operating activities may fluctuate significantly period-to-period, as it has over the past several years, primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period.

Net cash used in investing activities was $1.2 million, $0.6 million and $0.9 million in 2020, 2019 and 2018, respectively, related to the purchase of equipment for our manufacturing and process development activities, which was partially offset by insurance proceeds received in 2018. We expect that our capital equipment expenditures will increase in 2021 compared to 2020 primarily to support our manufacturing and manufacturing process development needs.
Financing activities provided net cash of $79.5 million in 2020, $19.9 million in 2019, and $36.0 million in 2018. In April 2020, we completed an underwritten public offering of common stock, generating net proceeds of approximately $53.7 million million, and Healios exercised its warrant for which we received proceeds of $7.0 million. In May 2020, we also received $0.5 million from Healios from the issuance of our common stock related to its participation right under the Investor Rights Agreement. In 2018, Healios invested $21.1 million in our common stock and a warrant. Additional proceeds relate to our equity sales to Aspire Capital in each of the three years, net of shares of common stock retained in exchange for withholding tax payments on share-based awards.
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
Refer to Note B to the consolidated financial statements for a discussion of accounting policies and recently issued accounting standards.

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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:
•our ability to raise capital to fund our operations, including but not limited to, our ability to access our traditional financing;
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
•the success of our competitors and the emergence of new competitors; and
•the risks mentioned elsewhere in this annual report on Form 10-K under Item 1A, “Risk Factors.” and our other filings with the SEC.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of December 31, 2020, we had no investments.
We have entered into loan arrangements with financial institutions when needed and when available to us. At December 31, 2020, we had no borrowings outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Athersys, Inc.
Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Athersys, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Athersys, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation Modification

Description of the Matter
As discussed in Note G to the consolidated financial statements, during 2020, the Company modified stock option awards under the Equity and Incentive Compensation Plan (EICP) and prior equity plans for all then-current employees and directors by providing an extension to the period of time during which vested stock options can be exercised. The extension effects both (i) employees, following an employee’s voluntary termination of employment or the involuntary termination of the employee’s employment by the Company without cause (as defined with respect to the applicable options) and (ii) directors, following a director’s death or voluntary termination of service with the Company, in each case following significant tenure with the Company.
Auditing the Company’s accounting for the stock-based compensation modification was challenging given the significant audit effort to evaluate the application of the stock-based compensation modification accounting guidance and the method and assumption used by the Company in applying that guidance, specifically the expected term applied within the Black-Scholes option-pricing model to determine the incremental fair value.

How We Addressed the Matter in Our Audit	To test the stock-compensation modification, we performed audit procedures that included, among others, verifying the stock-based compensation modification accounting guidance was appropriately applied and testing the significant assumptions applied to the Black-Scholes option-pricing model. For example, the expected term assumption was evaluated against previous option exercise and termination patterns, including how current market and economic trends and the Company’s operational results may affect that assumption. We performed a sensitivity analysis over this significant assumption to evaluate the change in fair value of the stock options subject to modification. We also tested the completeness and accuracy of the underlying data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1998.
Cleveland, Ohio
March 25, 2021

Athersys, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$51,546	$35,041
Accounts receivable from Healios	89	945
Prepaid expenses and other	2,926	1,185
Total current assets	54,561	37,171
Property and equipment, net	3,155	2,882
Deposits and other	1,998	1,613
Total assets	$59,714	$41,666
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,337	$9,048
Accounts payable to Healios	1,705	1,068
Accrued compensation and related benefits	1,779	773
Accrued clinical trial related costs	6,870	1,160
Accrued expenses and other	1,198	723
Deferred revenue - Healios	65	65
Total current liabilities	22,954	12,837
Advance from Healios	5,201	5,338
Other long-term liabilities	197	220
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 201,973,582 and 159,791,585 shares issued and outstanding at December 31, 2020 and 2019, respectively	202	160
Additional paid-in capital	527,549	440,735
Accumulated deficit	(496,389)	(417,624)
Total stockholders’ equity	31,362	23,271
Total liabilities and stockholders’ equity	$59,714	$41,666
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues
Contract revenue from Healios	$1,432	$5,517	$22,276
Royalty and other contract revenue	—	—	1,461
Grant revenue	8	116	554
Total revenues	1,440	5,633	24,291
Costs and expenses
Research and development (including stock compensation expense of $3,351, $2,217 and $1,609 in 2020, 2019 and 2018, respectively)	62,994	39,045	38,656
General and administrative (including stock compensation expense of $4,028, $2,634 and $2,240 in 2020, 2019 and 2018, respectively)	15,888	11,378	10,442
Depreciation	890	698	855
Total costs and expenses	79,772	51,121	49,953
Gain from insurance proceeds, net	—	—	617
Loss from operations	(78,332)	(45,488)	(25,045)
Other (expense) income, net	(433)	906	762
Net loss and comprehensive loss	$(78,765)	$(44,582)	$(24,283)
Net loss per common share, basic and diluted	$(0.42)	$(0.29)	$(0.18)
Weighted average shares outstanding, basic and diluted	187,472	151,696	136,641
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at January 1, 2018	—	$—	122,077,453	$122	$373,884	$(350,630)	$23,376
Cumulative effect of accounting change	—	—	—	—	—	1,871	1,871
Stock-based compensation	—	—	—	—	3,849	—	3,849
Issuance of warrant to Healios at fair value	—	—	—	—	1,080	—	1,080
Issuance of common stock, net of issuance costs	—	—	9,658,582	9	16,619	—	16,628
Issuance of common stock to Healios, net of issuance costs	—	—	12,000,000	12	20,983	—	20,995
Issuance of common stock under equity compensation plans	—	—	556,704	1	(401)	—	(400)
Net and comprehensive loss	—	—	—	—	—	(24,283)	(24,283)
Balance at December 31, 2018	—	—	144,292,739	144	416,014	(373,042)	43,116
Stock-based compensation	—	—	—	—	4,851	—	4,851
Issuance of common stock, net of issuance costs	—	—	14,825,000	15	20,269	—	20,284
Issuance of common stock under equity compensation plans	—	—	673,846	1	(399)	—	(398)
Net and comprehensive loss	—	—	—	—	—	(44,582)	(44,582)
Balance at December 31, 2019	—	—	159,791,585	160	440,735	(417,624)	23,271
Stock-based compensation	—	—	—	—	7,379	—	7,379
Issuance of common stock, net of issuance costs	—	—	37,012,500	37	72,745	—	72,782
Issuance of common stock to Healios	—	—	4,310,526	4	7,570	—	7,574
Issuance of common stock under equity compensation plan	—	—	858,971	1	(880)	—	(879)
Net and comprehensive loss	—	—	—	—	—	(78,765)	(78,765)
Balance at December 31, 2020	—	$—	201,973,582	$202	$527,549	$(496,389)	$31,362
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(78,765)	$(44,582)	$(24,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	890	698	855
Stock-based compensation	7,379	4,851	3,849
Discount on revenue from issuance of warrant	—	—	1,080
Stock-based patent license and settlement expense	—	—	315
Gain from insurance proceeds, net	—	—	(617)
Changes in operating assets and liabilities:
Accounts receivable from Healios	856	3,783	(4,545)
Prepaid expenses, deposits and other	(2,126)	1,102	(1,022)
Accounts payable and accrued expenses	9,456	(1,836)	4,269
Accounts payable to Healios	637	1,068	—
Advance from Healios	(137)	199	4,889
Deferred revenue - Healios	—	(609)	2,110
Deferred revenue	—	—	(250)
Net cash used in operating activities	(61,810)	(35,326)	(13,350)
Investing activities
Proceeds from insurance, net	—	—	617
Purchases of equipment	(1,162)	(579)	(1,532)
Net cash used in investing activities	(1,162)	(579)	(915)
Financing activities
Proceeds from issuance of common stock, net	72,782	20,311	15,415
Proceeds from issuance of common stock to Healios, net	7,574	—	20,995
Shares retained for withholding tax payments on stock-based awards	(879)	(424)	(402)
Net cash provided by financing activities	79,477	19,887	36,008
Increase (Decrease) in cash and cash equivalents	16,505	(16,018)	21,743
Cash and cash equivalents at beginning of year	35,041	51,059	29,316
Cash and cash equivalents at end of year	$51,546	$35,041	$51,059
See accompanying notes.

Athersys, Inc.
Notes to Consolidated Financial Statements
A. Background
We are a biotechnology company focused in the field of regenerative medicine and operate in one business segment. Our operations consist of research, clinical development, manufacturing and manufacturing process development activities, and our most advanced program is in a pivotal Phase 3 clinical trial.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $496.4 million at December 31, 2020, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. At December 31, 2020, we had available cash and cash equivalents of $51.5 million. In April 2020, we completed an underwritten public offering of common stock, which generated net proceeds of approximately of $53.7 million. Also, in March 2020, HEALIOS K.K. (“Healios”), our collaborator in Japan and largest stockholder, elected to exercise a warrant in full, generating proceeds to us of approximately $7.0 million. We believe that these recent proceeds, available proceeds from our existing equity facility, potential delays in certain non-core programs, and our ability to defer certain spending will enable us to meet our obligations as they come due at least for the next year from the date of the issuance of these consolidated financial statements.
Importantly, we are approaching near-term milestones and clinical trial results, including the results of two Healios’ clinical trials, followed by the results of our MASTERS-2 clinical trial, which we would expect to have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the outcome of these milestones and clinical trial results, we may accelerate, defer or stage the timing of certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties, the sale of equity securities from time to time including through our equity facility and grant-funding opportunities.
B. Accounting Policies
Accounting Standards Adopted
On January 1, 2019 we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), which requires lessees to recognize a right-of-use asset (“ROU asset”) and lease liability on their consolidated balance sheets related to the rights and obligations created by most leases, while continuing to recognize expense on their consolidated statements of income over the lease term. We transitioned to Topic 842 using the modified retrospective transition option on its effective date, January 1, 2019, and elected the package of practical expedients permitted under the transition guidance. Utilizing the practical expedients, we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. The adoption of the standard resulted in recording ROU assets and lease liabilities of $1.0 million at the date of adoption. The adoption did not have a material impact on our consolidated statements of operations and comprehensive loss or consolidated statements of cash flows and as a result, there was no cumulative-effect adjustment. Comparative periods for the year ended December 31, 2018 in the consolidated statements of operations and comprehensive loss reflect the former lease accounting guidance and the required comparative disclosures are included in Note J.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the non-cancelable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. We adopted this standard on a prospective basis effective January 1, 2020, and the adoption of this standard had no impact on our consolidated financial statements in the year of adoption.
Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU is effective for fiscal years beginning after December 15, 2020. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosure.

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
Reclassification
Certain reclassifications of prior period presentations have been made to conform to the current period presentation.
Revenue Recognition
Our license and collaboration agreements may contain multiple elements, including license and technology access fees, research and development funding, product supply revenue, service revenue, cost-sharing, milestones and royalties. The deliverables under our arrangements are evaluated under FASB Accounting Standards Codification No. 606 (“Topic 606”) which requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Milestone Payments
Topic 606 does not contain guidance specific to milestone payments, but rather requires potential milestone payments to be considered in accordance with the overall model of Topic 606. As a result, revenues from contingent milestone payments are recognized based on an assessment of the probability of milestone achievement and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in recognizing milestone revenue before the milestone event has been achieved. Since the milestones in the Healios arrangement are generally related to development and commercial milestone achievement by Healios, we have not included any of the Healios milestones in the estimated transaction price of the Healios arrangement, since they would be constrained, as a significant reversal of revenue could result in future periods. Refer to Note E for further information.
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
Contractual Right to Consideration and Deferred Revenue
Amounts included in deferred revenue or contract assets are determined at the contract level, and for our Healios arrangement, such amounts are included in a contract asset or liability depending on the overall status of the arrangement. Amounts received from customers or collaborators in advance of our performance of services or other deliverables are included in deferred revenue, while amounts for performance of services or other deliverables before customer payment is received are included in contract assets, with those amounts that are unconditional being included in accounts receivable. Grant proceeds received in advance of our performance under the grant is included in deferred revenue. Generally, deferred revenue and contract assets or liabilities are classified as current assets or liabilities, as opposed to non-current.

Accounts Receivable from Healios
Accounts receivable from Healios are related to our contracts and are recorded when the right to consideration is unconditional at the amount that management expects to collect. Accounts receivable from Healios do not bear interest if paid when contractually due, and payments are generally due within thirty to sixty days of invoicing.
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
Royalty Payments and Sublicense Fees
We are required to make royalty payments to certain parties based on our product sales under license agreements. No royalties were recorded during the year ended December 31, 2020, since we have not yet generated sales revenue. We are also required to record sublicense fees from time-to-time in connection with license fees from collaborators and clinical and commercial milestone achievement. Sublicenses fees were not significant in 2020, and we recorded sublicense fees of $0.1 million and $0.6 million in research and development expenses in the consolidated statements of operations and comprehensive loss in the years ended December 31, 2019 and 2018, respectively.
Long-Lived Assets
Equipment is stated at acquired cost less accumulated depreciation. Laboratory and office equipment are depreciated on the straight-line basis over the estimated useful lives (three to ten years). Leasehold improvements are amortized over the shorter of the lease term or estimated useful life.
Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset or related group of assets, an impairment loss is recognized at that time. Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows.
Leases
We lease equipment, buildings and office space under operating lease arrangements. We have various supply agreements with third-party manufacturers, which involve the lease of manufacturing facilities and equipment, as defined in Topic 842. We have elected to separate lease and non-lease components for these arrangements. These manufacturing agreements have variable lease payments, which typically become binding once certain manufacturing milestones are achieved, and as such, are not included in ROU assets and lease liabilities until such payments are no longer variable. We do not separate lease and non-lease components for all other existing asset classes. We apply the short-term lease exemption to all qualified lease agreements. The short-term lease exemption allows for the non-recognition of ROU assets and lease liabilities for leases with a term of twelve months or less.
We determine if an arrangement is or contains a lease at contract inception and exercise judgment and apply certain assumptions when determining the discount rate, lease term and lease payments. Generally, we do not have knowledge of the discount rate implicit in the lease and, therefore, in most cases we use the incremental borrowing rate to compute the present value of future lease payments. The incremental borrowing rate is determined based on lease term and leased asset, and is adjusted for the impacts of collateral. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that we are reasonably certain to exercise, or an option to extend that is controlled by the lessor.

Our ROU assets are included within deposits and other, and the associated lease liabilities are included in accrued expenses and other and other long-term liabilities in our consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Payments for certain lease agreements are adjusted annually for changes in an index or rate.
We had no finance leases, residual value guarantees, restrictive covenants, subleases or sale leaseback transactions at December 31, 2020 and 2019. All ROU assets are periodically reviewed for impairment losses. Refer to Note J for further information.
Proceeds from Insurance
In 2018, we received the final insurance proceeds, net of associated expenses, in the amount of $0.6 million related to flood damage to our facility.
Patent Costs and Rights
Costs of applying for, prosecuting and maintaining patents and patent rights are expensed as incurred. We have filed for broad intellectual property protection on our proprietary technologies and have numerous United States and international patents and patent applications related to our technologies.
Warrants
We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Generally, warrants are classified as liabilities, as opposed to equity, if the agreement includes the potential for a cash settlement or an adjustment to the exercise price, and warrant liabilities are recorded at their fair values at each balance sheet date. We had no warrant liabilities at December 31, 2020 and 2019. Refer to Note F for a discussion of the warrant issued in 2018 to Healios (the “Healios Warrant”), which was accounted for as an equity instrument.
Concentration of Credit Risk
Our accounts receivable are generally comprised of amounts due from collaborators and granting authorities and are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2020 and 2019, our accounts receivable are primarily due from Healios. We do not typically require collateral from our customers.
Legal Matters
We evaluate the development of legal matters on a regular basis and accrue a liability when we believe a loss is probable and the amounts can be reasonably estimated.
Stock-Based Compensation
We recognize stock-based compensation expense on the straight-line method and use a Black-Scholes option-pricing model to estimate the fair value of option awards. The expected term of options granted represent the period of time that option grants are expected to be outstanding. Prior to June 2020, we used the “simplified” method to calculate the expected term of option grants. In June 2020, we modified our stock option awards for all then-current employees and directors by providing an extension to the period of time during which vested stock options can be exercised. Subsequent to the modification date, the Company’s options no longer qualify to use the “simplified” method, and the expected term of our option grants is determined based on the historical experience and patterns, as well as current trends. We determine volatility by using our historical stock volatility. We account for forfeitures as they occur. The fair value of our restricted stock units is equal to the closing price of our common stock on the date of grant and is expensed over the vesting period on a straight-line basis. Restricted stock units typically vest over a four-year period, although the 2018 awards vest over a three-year period. Refer to Note G for additional information.
Annual stock option awards to employees typically vest over a four-year period, although the 2018 awards vest over a three-year period, have an exercise price equal to the fair market value of a share of common stock on the grant date and have a contractual term of 10 years. The following weighted-average input assumptions were used in determining the fair value of the Company’s stock options granted:

	December 31,
	2020	2019	2018
Volatility	72.2%	71.1%	70.8%
Risk-free interest rate	0.6%	2.0%	2.8%
Expected life of option	5.7 years	6.2 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%

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
We had no liability for uncertain income tax positions as of December 31, 2020 and 2019. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities and will for a period post utilization.
Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.
We have outstanding options and restricted stock units and in 2019 and 2018 had outstanding warrants that were not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments, were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Years ended December 31,
	2020	2019	2018
Stock options	18,150,409	13,975,671	10,955,508
Restricted stock units	2,374,006	2,032,180	1,656,688
Warrants	—	4,000,000	18,500,000
	20,524,415	20,007,851	31,112,196

C. Property and Equipment, net

	December 31,
Property and equipment consists of (in thousands):	2020	2019
Laboratory equipment	$9,225	$8,008
Office equipment and leasehold improvements	3,336	3,191
Process development equipment not yet in service	294	574
	12,855	11,773
Accumulated depreciation	(9,700)	(8,891)
	$3,155	$2,882
During 2020 and 2019, we disposed of approximately $0.1 million of obsolete laboratory equipment, office equipment and leasehold improvements in each year, all of which were fully depreciated.

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
Cash equivalents primarily consist of money market funds with overnight liquidity and no stated maturities. We classified cash equivalents as a Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.

E. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
In 2016, we entered into a license agreement (the “First License Agreement”) with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan and to provide Healios with access to our proprietary MAPC technology for use in Healios’ organ bud program, initially for transplantation to treat liver disease or dysfunction. Under the terms of the First License Agreement, Healios also obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan, which at that time included acute respiratory distress syndrome (“ARDS”) and another indication in the orthopedic area, and all indications for the organ bud program. In accordance with the First License Agreement, in addition to potential royalties and milestones, we received a nonrefundable up-front cash payment of $15 million, and if expanded at Healios’ election, Healios would pay an additional $10 million cash payment. Healios exercised its option to expand the collaboration in June 2018, as described below.
Under the collaboration, Healios is responsible for the development and commercialization of the MultiStem product in the licensed territories, and we provide manufacturing services to Healios, comprising the supply of product for its clinical trials and the transfer of technology to a contract manufacturer in Japan to produce product for Healios’ use.
In 2017, we signed a clinical trial supply agreement for delivering the planned manufacturing services for Healios’ clinical trial in Japan, entitled, “Treatment Evaluation of Acute Stroke for Using in Regenerative Cell Elements” (“TREASURE”). The clinical trial supply agreement was amended later that year to clarify the operational elements, terms and cost-sharing arrangement associated with our supply of clinical material and certain adjustments to potential milestone payments related to the clinical product supply for TREASURE. Healios’ cost-share payments may be creditable, as defined, against milestone payments that may become due under the First License Agreement and a sales milestone would be increased, or such payments may be repaid by us at our election.
Also in 2017, we entered into a technology transfer services agreement with Healios, in which Healios provides financial support to establish a contract manufacturer in Japan to produce product for Healios’ use. Related to the technology transfer services agreement with Healios, at the request of Healios, we entered into a manufacturing services agreement with Nikon CeLL innovation (“NCLi”), a subsidiary of Nikon Corp. and a significant Healios shareholder. At that time, we also amended the First License Agreement to confer to Healios a limited license to manufacture MultiStem if we are acquired by a third-party. The technology transfer services agreement with Healios was complete as of September 2019 and NCLi continued to provide technology transfer services to us. In the fourth quarter of 2019, the Company and Healios entered into a memorandum of understanding (the “Memorandum”) to provide additional technology transfer services. Certain services referenced in the Memorandum resulted in disputed payment obligations, which have not been reflected within the December 31, 2020 consolidated balance sheets and consolidated statement of operations and comprehensive loss because, at December 31, 2020, we had not reached agreement with Healios and the activity did not meet the requirements for accounting under Topic 606. Our agreement to work in good faith with Healios as quickly as possible on all aspects of product supply and manufacturing services referred to in Note L includes seeking to resolve issues regarding these disputed activities.

In March 2018, we entered into a letter of intent (“LOI”) with Healios outlining the terms for a potential expansion of the relationship with Healios beyond that contemplated by the First License Agreement, to include, among other things, the exercise of its option to license the ARDS field in Japan and the organ bud program on a global basis, a worldwide exclusive license for use of MultiStem product to treat certain ophthalmological indications, and an exclusive option to a license to develop and commercialize certain MultiStem treatments in China. In connection with the LOI, in March 2018, Healios purchased 12,000,000 shares of our common stock and the Healios Warrant for $21.1 million, or approximately $1.76 per share.
In June 2018, Healios exercised its option to expand the collaboration to include ARDS and expand organ bud as contemplated by the First License Agreement, and entered into the Collaboration Expansion Agreement (“CEA”) that included new license agreements and rights that further broadened the collaboration. Under the CEA, Healios (i) expanded its First License Agreement to include ARDS in Japan, expanded the organ bud license to include all transplantation indications, and terminated Healios’ right to include a designated orthopedic indication per the First License Agreement; (ii) obtained a worldwide exclusive license, or the Ophthalmology License Agreement, for use of MultiStem product to treat certain ophthalmological indications; (iii) obtained an exclusive license in Japan (the "Combination Product License Agreement”), for use of the MultiStem product to treat diseases of the liver, kidney, pancreas and intestinal tissue through local administration of MultiStem in combination with iPSC-derived cells; (iv) obtained an exclusive, time-limited right of first negotiation (“ROFN Period”) to enter into an option for a license to develop and commercialize certain MultiStem treatments in China, which has since expired; and (v) an option for an additional non-therapeutic technology license, which has also expired. For all indications, Healios is responsible for the costs of clinical development in its licensed territories, and we provide manufacturing services to Healios.

For the rights granted to Healios under the CEA, Healios paid us a nonrefundable, up-front cash payment of $10.0 million to exercise its option to license ARDS and expand its license for organ bud, as contemplated by the First License Agreement, and paid an additional $10.0 million for the other license rights in installments. Healios may elect to credit up to $10.0 million against milestone payments that may become due under the First License Agreement, as expanded to include ARDS, with limitations on amounts that may be credited to earlier milestone payments versus later milestone payments.
For each of the ischemic stroke indication and the ARDS indication, we may receive success-based regulatory filing and approval and sales milestones aggregating up to $225.0 million in aggregate for each indication, subject to potential milestone credits. Milestone payments are non-refundable and non-creditable towards future royalties or any other payment due from Healios. We may also receive tiered royalties on net product sales, starting in the low double digits and increasing incrementally into the high teens depending on net sales levels.
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
In order to determine the transaction price, in addition to the fixed payments, we estimate the amount of variable consideration utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract, and the estimates for variable consideration are reassessed each reporting period. We constrain, or reduce, the estimates of variable consideration if it is probable that a significant revenue reversal could occur in future periods.
The pricing for certain product supply provided to Healios is driven off the underlying cost per dose over the entire life of the agreement and is subject to variability as those costs change. We estimate the cost per dose for the life of the contract taking into consideration historical experience of our contract manufacturers and anticipated changes to production yields and other factors. During 2019, the price per dose from our contract manufacturers decreased for the first time under this arrangement. As such, we reduced the expected transaction price to the current estimated value and applied the reduction to the undelivered elements of the overall arrangement at the time this product supply performance obligation originated. Furthermore, the number of doses of clinical product requested by Healios was amended in 2019, and our revenues were further reduced.
At inception and upon each date a modification has resulted under the Healios arrangement, once the estimated transaction price is established, amounts are allocated to each separate performance obligation on a relative standalone selling price basis. These performance obligations include any remaining, undelivered elements at the time of the modification and any new elements from a modification to the Healios arrangement as the conditions are not met for being treated as a separate agreement.
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
The remaining transaction price for the performance obligations that were not yet delivered is not significant at December 31, 2020. At December 31, 2020, the contract liability included in Deferred Revenue - Healios on the consolidated balance sheets, is properly classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
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
Advance from Healios
In 2017, we amended the clinical trial supply agreement for the manufacturing of clinical product for TREASURE to clarify a cost-sharing arrangement. The proceeds from Healios that relate specifically to the cost-sharing arrangement may either (i) result in a reduction, as defined in the clinical trial supply agreement, in the proceeds we receive from Healios upon the achievement of two potential milestones and an increase to a commercial milestone under the First License Agreement for stroke or (ii) be repaid to Healios at our election, as defined in the clinical trial supply agreement. The cost-sharing proceeds received are recognized on the balance sheet as a non-current advance from customer until the related milestone is achieved, unless such amounts are repaid to Healios at our election, at which time, the culmination of the earnings process will be complete and revenue will be recognized.
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

	Twelve months ended December 31, 2020		Twelve months ended December 31, 2019		Twelve months ended December 31, 2018
	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
Contract revenue from Healios:
License fee revenue	$—	$—	$1,624	$—	$17,682	$—
Product supply revenue	1,432	—	2,167	—	1,445	—
Service revenue	—	—	—	1,726	—	3,149
Other contract revenue	—	—	—	—	251	—
Total disaggregated revenues	$1,432	$—	$3,791	$1,726	$19,378	$3,149

F. Capitalization and Warrant Instruments
Capitalization
At both December 31, 2020 and December 31, 2019, we had 300,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2020 and 2019.
In April 2020, we completed an underwritten public offering of common stock generating net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of common stock at the offering price of $2.25 per share.
The following shares, in thousands, of common stock were reserved for future issuance:

	December 31,
	2020	2019
Stock-based compensation plans	29,591	30,054
Healios Warrants to purchase common stock	—	4,000
	29,591	34,054

Equity Issuance - Healios
In March 2018, Healios purchased 12,000,000 shares of our common stock for $21.1 million, or approximately $1.76 per share, and the Healios Warrant to purchase up to an additional 20,000,000 shares. In connection with this investment, we entered into an Investor Rights Agreement (the "Investor Rights Agreement") that governs certain rights of Healios and us relating to Healios’ ownership of our common stock. The Investor Rights Agreement provides for customary standstill and voting obligations, transfer restrictions and registration rights for Healios. Additionally, we agree to provide notice to Healios of certain equity issuances and to allow Healios to participate in certain issuances in order maintain its proportionate ownership of our common stock as of the time of such issuance. In May 2020, we sold Healios 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $0.5 million, in accordance with the terms of the Investor Rights Agreement.
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
At the time of the investment in March 2018, the 20,000,000 Warrant Shares would not become exercisable until the planned collaboration expansion was completed, which at the time included an option to commercialize in China. At the time of the June 2018 expansion, however, the parties had not reached agreement on the option so Athersys agreed to provide Healios with a right of first negotiation with respect to the option, and therefore, the parties bifurcated the Healios Warrant so that 4,000,000 Warrant Shares became exercisable with the June 2018 expansion and the remaining 16,000,000 Warrant Shares would become exercisable if Healios agreed to execute an option for a license in China. As of June 30, 2019, the 16,000,000 Warrant Shares were no longer exercisable and expired under the terms of the Healios Warrant, since an option in China was not executed. In March 2020, the 4,000,000 Warrant Shares were exercised at the reference price of $1.76, as defined in the Healios Warrant and proceeds of approximately $7.0 million were received in April 2020.
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
Upon the modification of the Healios Warrant in June 2018 in connection with the expansion of the collaboration that included the bifurcation of the Healios Warrant due to the change related to China rights, we reassessed the fair value of the Healios Warrant immediately before and after the modification using the same valuation methodology, which resulted in no incremental fair value to be recorded. The value of the 4,000,000 Warrant Shares that became exercisable upon the June 2018 expansion of $1.1 million was recorded as a reduction to the revenue recognized for the delivered licenses in June 2018. See Note E. However, since the June 2018 expansion agreements made the ability to exercise the Healios Warrant for 16,000,000 underlying shares contingent on entering into an option for a license in China, we considered the ability to apply the $4.2 million value of such Warrant Shares as an element of compensation to be constrained. Therefore, the remaining asset was reversed against additional paid-in-capital.
Equity Purchase Agreement
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC (“Aspire Capital”) that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in November 2019 (the “2019 Equity Facility”) and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. Our prior equity facility that was entered into in 2018 (the “2018 Equity Facility”) was fully utilized and terminated during the first quarter of 2020. The terms of the 2019 Equity Facility are similar to the previous equity purchase arrangements, and we issued 350,000 shares of our common stock to Aspire Capital as a commitment fee in November 2019 and filed a registration statement for the resale of 31,000,000 shares of common stock in connection with the equity facility.
The 2018 Equity Facility provided us with the ability to sell shares to Aspire Capital up to $100.0 million in aggregate. The terms of the 2018 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we issued 450,000 shares of our common stock to Aspire Capital as a commitment fee in 2018 and registered for resale of 24,700,000 shares of our common stock. Also in connection with the 2018 Equity Facility, Aspire Capital invested $1.0 million to purchase 500,000 shares of common stock at $2.00 per share.
During the years ended December 31, 2020, 2019 and 2018, we sold 11,425,000, 14,475,000 and 8,708,582 shares, respectively, to Aspire Capital at average prices of $1.67, $1.41 and $1.78 per share, respectively. In the first quarter of 2021, through March 19, 2021, we generated an additional $26.6 million in proceeds from the use of our equity purchase arrangement with Aspire Capital.
Open Market Sale Agreement
In May 2019, we entered into an open market sale agreement with a sales agent, pursuant to which we could offer and sell, from time to time, through the sales agent, shares of our common stock having an aggregate offering price of up to $50.0 million. The shares could have been offered and sold pursuant to our registration statement on Form S-3 that was declared effective by the SEC on March 21, 2017, but expired on March 21, 2020 and was no longer effective. We did not sell any shares of our common stock under this agreement and have allowed the open market sale agreement to lapse.
License Agreement and Settlement
In October 2017, we entered into an agreement to settle longstanding intellectual property disagreements with a third party. As part of the agreement, we were granted a worldwide, non-exclusive license, with the right to sublicense, to the other party’s patents and applications that were at the core of the intellectual property dispute, for use related to the treatment or prevention of disease or conditions using cells. In return, we agreed not to enforce our intellectual property rights against the party with respect to certain patent claims, nor to further challenge the patentability or validity of certain applications or patents. Upon execution of the license and settlement agreement in 2017, we paid $0.5 million and issued 1,000,000 shares of our common stock with a fair value of $2.3 million. In 2018, in accordance with the agreement, we paid an additional $1.0 million and we issued 500,000 additional shares of our common stock related to a patent issuance. This contingent obligation to issue 500,000 shares of common stock was originally recorded in accrued license fee expense on the consolidated balance sheets at December 31, 2017 at a fair value of $0.9 million. The actual issuance of the 500,000 shares in May 2018 was recorded at an actual fair value of $1.2 million, resulting in $0.3 million of additional paid-in-capital and research and development expense in 2018. There will be no royalty, milestone or other payments due to the third party associated with the development and commercialization of our cell therapy products. Our payment obligations have concluded.

G. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of common stock for awards to employees, directors and consultants. The EICP was approved in June 2019 and replaced our prior long-term incentive plans. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of December 31, 2020, a total of 7,556,996 shares (including 266,932 shares related to an expired incentive plan) of common stock have been issued under our equity incentive plans.
In June 2020, we modified option awards granted under the EICP and our prior equity plans for all then-current employees and directors by providing an extension to the period of time during which vested stock options can be exercised, first, for employees, following an employee's voluntary termination of employment or the involuntary termination of the employee's employment by the Company without cause (as defined with respect to the applicable options) and second, for directors, following a director's death or voluntary termination of service with the Company, in each case following significant tenure with the Company. Upon modification, based on tenure, employees have post-employment exercise periods from three months up to a maximum of three years, and directors have post-employment exercise periods from eighteen months up to thirty months maximum. The modification was applied to all nonqualified stock option awards outstanding on the modification date and to those incentive stock options held by individuals who accepted the modification. Stock option awards issued post-modification include the extended exercise provisions as described in this paragraph. Following evaluation of the modification of the stock option awards, we recorded stock compensation expense of $1.2 million for the incremental value of stock option awards vested prior to the modification date. The remaining incremental value of $0.5 million determined at the modification date associated with the unvested stock option awards will be recognized over the remaining vesting period of these modified stock option awards.
As of December 31, 2020, a total of 9,066,432 shares were available for issuance under our EICP, and stock-based awards representing 19,524,415 shares (including 845,911 shares related to an expired incentive plan) of common stock were outstanding. Additionally, inducement stock options granted outside of our equity incentive plans to purchase 1,000,000 shares of common stock were outstanding at December 31, 2020. We recognized $7.4 million, $4.9 million and $3.8 million of stock-based compensation expense in 2020, 2019 and 2018, respectively.

Stock Options
The weighted average fair value of options granted in 2020, 2019 and 2018 was $1.50, $1.00 and $1.46 per share, respectively. The total fair value of options vested during 2020, 2019 and 2018 was $3.5 million, $3.0 million and $2.5 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2020 was $0.7 million. The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was not significant. At December 31, 2020, total unrecognized estimated compensation cost related to unvested stock options was approximately $9.1 million, which is expected to be recognized by the end of 2024 using the straight-line method. The weighted average contractual life of unvested options at December 31, 2020 was 8.5 years. The aggregate intrinsic value of fully vested and exercisable option shares and option shares expected to vest as of December 31, 2020 was $2.4 million.
A summary of our stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2018	8,919,113	$1.78
Granted	2,434,732	2.26
Exercised	(112,484)	1.57
Forfeited / Expired	(285,853)	2.62
Outstanding December 31, 2018	10,955,508	1.87
Granted	3,402,608	1.55
Exercised	(48,152)	1.40
Forfeited / Expired	(334,293)	2.71
Outstanding December 31, 2019	13,975,671	1.77
Granted	5,213,168	2.44
Exercised	(362,351)	1.70
Forfeited / Expired	(676,079)	2.32
Outstanding December 31, 2020	18,150,409	$1.95
Vested during 2020	2,816,432	$1.98
Vested and exercisable at December 31, 2020	11,229,772	$1.85

			December 31, 2020
			Options Outstanding			Options Vested and Exercisable
Exercise Price			Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.01	-	$1.55	7,524,261	5.7 years	$1.45	4,414,112	4.0 years	$1.45
$1.56	-	$2.19	5,289,451	3.2 years	$1.93	4,594,032	2.4 years	$1.93
$2.30	-	$3.57	5,336,697	6.7 years	$2.67	2,221,628	3.8 years	$2.46
			18,150,409			11,229,772

Restricted Stock Units
A summary of our restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value
Unvested January 1, 2018	1,648,986	$1.69
Granted	787,968	2.31
Vested-common stock issued	(741,424)	1.81
Forfeited / Expired	(38,842)	1.74
Unvested December 31, 2018	1,656,688	1.93
Granted	1,350,150	1.55
Vested-common stock issued	(938,311)	1.87
Forfeited / Expired	(36,347)	1.69
Unvested December 31, 2019	2,032,180	1.71
Granted	1,553,671	2.76
Vested-common stock issued	(1,087,718)	1.98
Forfeited / Expired	(124,127)	1.95
Unvested December 31, 2020	2,374,006	$2.26
Vested/Issued cumulative at December 31, 2020	6,599,894	$1.79
The total fair value of restricted stock units vested during 2020, 2019 and 2018 was $2.2 million, $1.8 million and $1.3 million, respectively. At December 31, 2020, total unrecognized estimated compensation cost related to unvested restricted stock units was approximately $5.2 million, which is expected to be recognized by the end of 2024 using the straight-line method.

H. Income Taxes
At December 31, 2020, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $248.0 million and $16.3 million, respectively. Included in our federal net operating loss as of December 31, 2020 are federal net operating loss carryforwards generated after 2017 of $111.4 million that have an indefinite life, but with usage limited to 80% of taxable income in any given year. The remaining federal net operating losses and tax credits will expire at various dates between 2032 and 2040. We also had foreign net operating loss carryforwards of approximately $30.0 million. Such foreign net operating loss carryforwards do not expire. We also had state and city net operating loss carryforwards aggregating approximately $82.5 million. Such state and city net operating loss carryforwards may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2021 and 2040. Certain state net operating losses do not expire.
The utilization of net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, (the “IRC”). We generated U.S. federal net operating loss carryforwards of $211.3 million, research and development tax credits of $16.3 million, and state and local net operating loss carryforwards of $82.3 million since 2012. We will update our analysis under Section 382 prior to using these attributes.
A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Percent of Income before Income Taxes
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State income taxes - net of federal tax benefit	0.9%	0.9%
Other permanent differences	(1.4)%	(2.3)%
Valuation allowances	(25.5)%	(25.9)%
Research and development - U.S.	5.0%	6.3%
Effective tax rate for the year	—%	—%
Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Net operating loss carryforwards	$61,670	$48,182
Research and development credit carryforwards	16,308	12,797
Compensation expense	2,752	1,156
Other	3,526	903
Total deferred tax assets	84,256	63,038
Valuation allowance for deferred tax assets	(84,256)	(63,038)
Net deferred tax assets	$—	$—
Because of our cumulative losses, substantially all the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2020.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes, among other things, provisions relating to refundable payroll tax credits, deferral of certain payment requirements for the employer portion of Social Security taxes, net operating loss carryback periods and temporarily increasing the amount of net operating losses that corporations can use to offset income, etc. These provisions did not have a material impact on our operating results.

I. Profit Sharing and 401(k) Plan
We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We make employer contributions to this plan, and the expense was approximately $0.5 million, $0.4 million and $0.5 million in 2020, 2019 and 2018, respectively.

J. Leases
As of December 31, 2020 and 2019, ROU assets and lease liabilities were $0.7 million. The weighted-average remaining term for lease contracts was 1.5 years at December 31, 2020 and 1.6 years at December 31, 2019 with maturities ranging from 8 months to 38 months. The weighted-average discount rate was 5.0% at December 31, 2020 and 5.3% at December 31, 2019. We paid $0.5 million and $0.5 million for operating leases included in the measurement of lease liabilities during the year ended December 31, 2020 and 2019, respectively.
Lease Costs
Rent expense for the year ended December 31, 2018 recognized prior to the adoption of Topic 842 was approximately $0.5 million. The table below presents certain information related to the lease costs (in thousands) for operating leases as of December 31, 2020 and 2019:

	Twelve months ended December 31,
	2020	2019
Operating lease cost	$516	$487
Short-term lease cost	111	61
Variable lease cost (1)	1,321	205
Total lease cost	$1,948	$753
(1) Includes lease components from our third-party manufacturing agreements.

Undiscounted Cash Flows
The following table summarizes future maturities (in thousands) for operating lease liabilities as of December 31, 2020:

2021	$503
2022	188
2023	12
2024	2
Total minimum lease payments	705
Less: amount of lease payments representing interest	27
Present value of operating lease liabilities	$678

K. Quarterly Financial Data (unaudited)
The following table presents quarterly data for the years ended December 31, 2020 and 2019, in thousands, except per share data:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$—	$84	$86	$1,270	$1,440
Loss from operations	(15,759)	(18,337)	(22,318)	(21,918)	(78,332)
Net loss	(15,644)	(18,372)	(22,543)	(22,206)	(78,765)
Basic and diluted net loss per common share (1)	$(0.10)	$(0.10)	$(0.11)	$(0.11)	$(0.42)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$1,445	$4,262	$(361)	$287	$5,633
Loss from operations	(13,260)	(9,901)	(12,342)	(9,985)	(45,488)
Net loss	(12,956)	(9,688)	(12,015)	(9,923)	(44,582)
Basic and diluted net loss per common share (1)	$(0.09)	$(0.06)	$(0.08)	$(0.06)	$(0.29)
(1) Due to the effect of quarterly changes to outstanding shares of common stock and weightings, the annual loss per share will not necessarily equal the sum of the respective quarters.

L. Subsequent Events
Healios Cooperation Agreement
On February 16, 2021, the Company and Healios and Dr. Hardy TS Kagimoto entered into a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provides for the parties' cooperation on certain commercial matters, including a commitment to work in good faith to finalize negotiations on all aspects of their supply, manufacturing, information provision and regulatory support relationship. Additionally, pursuant to the Cooperation Agreement, the parties agree to seek to resolve issues over disputed payment obligations for certain manufacturing activities.
The Cooperation Agreement also provides for, among related matters, the dismissal with prejudice of the complaint filed by Dr. Kagimoto against the Company seeking the inspection of the Company's books and records in the Court of Chancery of Delaware on November 21, 2020 (the “220 Litigation”). Pursuant to the Cooperation Agreement, the Company shall reimburse Healios and Dr. Kagimoto for reasonable out-of-pocket fees and expenses including legal expenses incurred in connection with the Section 220 Litigation, not to exceed $0.5 million in aggregate. As the amount is probable and reasonably estimable, a liability was recorded in accounts payable to Healios on the consolidated balance sheets at December 31, 2020.
Chief Executive Officer Separation Letter Agreement
Effective February 15, 2021, Dr. Gil Van Bokkelen resigned from his position as the Company’s Chief Executive Officer and Chairman of the Board. In connection with his cessation of service, the Company and Dr. Van Bokkelen entered into a separation letter agreement (the “Separation Letter”) entitling him to severance payments and benefits with an aggregate value of approximately $1.0 million payable in installments over an 18-month period, and provides for a lump sum payment of approximately $0.2 million. The terms of the Separation Letter also provides for the accelerated vesting of his outstanding restricted stock units and stock options.
Lease Agreement
On January 4, 2021, we entered into an agreement to lease approximately 214,000 square feet of warehouse and office space in Ohio. The initial lease term is approximately 10 years and includes five renewal options with terms of five years each. Base annual rent for the first year is approximately $1.3 million with 2.0% annual rent escalators.
Retention Program
In February and March, 2021, we entered into retention letter agreements (“Retention Agreements”) with our officers and certain other employees in leadership positions. Each Retention Agreement provided for, among other things, a cash retention bonus and a stock option award, each with vesting tied to continued employment. The cash retention bonuses generally represent a percentage of the employees’ annual compensation and vest in full if employed on May 1, 2022. The stock option awards generally vest one-third on May 1, 2022, with the remainder vesting on May 1, 2023, and include a provision for accelerated vesting upon termination without cause.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, these officers have concluded that as of December 31, 2020, our disclosure controls and procedures are effective.
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the 2013 framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in internal control: During the fourth quarter of 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On February 11, 2021, the Board of Directors of the Company, based upon the recommendation of the Compensation Committee of the Board of Directors of the Company, approved a cash bonus incentive plan (the “Plan”) for the year ending December 31, 2021 for the named executive officers of the Company. The Plan provides that each participant is eligible to earn a bonus during the award term of January 1, 2021 through December 31, 2021. The Plan provides for the following target bonus percentages of the named executive officer’s salary during the award term, weighted as set forth below on the achievement of specified corporate goals, with the remainder based on individual/functional performance. The corporate goals include advancing the Company’s clinical programs for MultiStem and manufacturing process development initiatives, executing against the established operating plan and capital acquisition objectives. There is no formally adopted plan document for the Plan.

Title	Target Bonus	Weighting on Corporate Goals
Interim Chief Executive Officer, President & Chief Operating Officer	60%	100%
Executive Vice President & Chief Scientific Officer	45%	80%
Chief Financial Officer	40%	80%
Senior Vice President of Finance	35%	60%
A summary of the plan is attached to this annual report on Form 10-K as Exhibit 10.42 and is hereby incorporated herein by reference thereto.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2021 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2021 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2020, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (1)
Equity compensation plan approved by security holders	18,678,504	$2.03	9,066,432
Equity compensation plan not approved by security holders (3)	845,911	$1.49	—
Total	19,524,415		9,066,432
_________________
(1)Included in column (a) and (c) are both stock option and RSU awards under our equity compensation plans.
(2)Reflects the weighted-average exercise price of outstanding stock options only, as opposed to RSUs that do not have an exercise price. The weighted average exercise price of all outstanding stock option awards under our plans is $1.99 and the weighted average remaining term is 5.05 years.
(3)The shares of common stock included in this plan category are issuable pursuant to outstanding awards under the Athersys, Inc. Equity Incentive Compensation Plan. This plan expired on June 8, 2017; therefore, no new awards can be issued under this plan.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2021 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2021 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Athersys, Inc. are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flow for each of the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules:
All schedules are not required under the related instructions or are not applicable and, therefore, omitted.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description

3.1
Certificate of Incorporation of Athersys, Inc., as amended as of June 20, 2013 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 8, 2019)

3.2
Certificate of Amendment to Certificate of Incorporation of Athersys, Inc., as amended as of June 7, 2017 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 9, 2017)

3.3
Bylaws of Athersys, Inc., as amended and restated as of March 13, 2019 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 14, 2019)

4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.3 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 16, 2020)

10.1*
Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*
Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3
Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.4*
Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.5
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.6
Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 14, 2012)

10.7†
Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8†
Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10†
Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.11†
Amended and Restated Employment Agreement, dated as of December 1, 1998 but effective as of April 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and John Harrington (incorporated herein by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.13†
Non-Competition and Confidentiality Agreement, dated as of December 1, 1998, by and between Athersys, Inc. and Dr. John J. Harrington (incorporated herein by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.14†
Employment Agreement, dated as of May 22, 1998, by and between Athersys, Inc. and Laura K. Campbell (incorporated herein by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.15†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and Laura Campbell (incorporated herein by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.16†
Employment Agreement, dated as of January 1, 2004, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.17†
Amendment No. 1 to Employment Agreement, dated as of May 31, 2007, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.18†
Amendment No. 2 to Employment Agreement, dated as of January 24, 2014, by and between Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (Commission No. 001-33876) filed with the Commission on March 13, 2014)

10.19†
Non-Competition and Confidentiality Agreement, dated as of September 10, 2001, by and among Athersys, Inc., Advanced Biotherapeutics, Inc. and William Lehmann (incorporated herein by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.20†
Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.21†
Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.22†
Form Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.23*
Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.24
Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.26†
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.27†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.28†
Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-212119) filed with the Securities and Exchange Commission on June 20, 2016)

10.29†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.30†
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.31†
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.34
License Agreement by and between ABT Holding Company and HEALIOS K.K., dated as of January 8, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 5, 2016)

10.35
First Amendment to License Agreement, dated as of July 21, 2017, by and between ABT Holding Company and HEALIOS K.K. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2017)

10.36
Second Amendment to License Agreement, dated as of September 19, 2017, by and between ABT Holding Company and HEALIOS K.K. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2017)

10.37
Investor Rights Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of March 13, 2018 (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 10, 2018)

10.38 *
Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of June 6, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 9, 2018)

10.39
Amendment No. 1 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 31, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 6, 2018)

10.40
Amendment No. 2 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of December 6, 2018 (incorporated herein by reference to Exhibit 10.44 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2019)

10.41
Amendment No. 3 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of December 14, 2018 (incorporated herein by reference to Exhibit 10.45 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2019)

10.42†	Summary of Athersys, Inc. 2021 Cash Bonus Incentive Plan

10.43†
Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-8 (Registration No. 333-232075) filed with the Commission on June 12, 2019)

10.44†
Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.45†
Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.46†
Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.47†
Form of Restricted Stock Unit Agreement (Executives) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.48†
Form of Restricted Stock Unit Agreement (Non-Executive) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.49
Common Stock Purchase Agreement, dated as of November 5, 2019 by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 6, 2019)

10.50
Registration Rights Agreement, dated as of November 5, 2019, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 6, 2019)

10.51†
Offer Letter Agreement, dated as of January 9, 2020, by and between Athersys, Inc. and Ivor Macleod (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 7, 2020).

10.52†
Employment Agreement, dated as of January 31, 2020, by and between Athersys, Inc. and Ivor Macleod (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 7, 2020).

10.53†
Inducement Award Agreement, dated as of January 31, 2020, by and between Athersys, Inc. and Ivor Macleod (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 7, 2020).

10.54†
Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.55†
Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.56†
Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.57†
Form of Notice of Amendment to Option Rights for Employees (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.58†
Form of Notice of Amendment to Option Rights for Directors (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.59
Cooperation Agreement, dated as of February 16, 2021, by and among Athersys, Inc. and HEALIOS K.K. and Dr. Tadahisa Kagimoto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 16, 2021).

10.60†
Separation Letter, dated as of February 15, 2021, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 16, 2021).

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of William Lehmann, Jr., Interim Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ivor Macleod, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of William Lehmann Jr., Interim Chief Executive Officer, and Ivor Macleod, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Athersys’ Annual Report on Form 10-K for the period ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) the Condensed Consolidated Statement of Shareholders’Equity (iv) the Condensed Consolidated Statement of Cash Flows (v) Notes to Condensed Consolidated Financial Statements and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

_______________
*    Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC
†    Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 25, 2021.

ATHERSYS, INC.

By:	/s/ William Lehmann, Jr.
William Lehmann, Jr.
Title: Interim Chief Executive Officer, President and Chief Operating Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ William Lehmann, Jr.	Interim Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)	March 25, 2021
William Lehmann, Jr.

/s/ Ivor Macleod	Chief Financial Officer (Principal Financial Officer)	March 25, 2021
Ivor Macleod

/s/ Laura K. Campbell	Senior Vice President of Finance (Principal Accounting Officer)	March 25, 2021
Laura K. Campbell

*	Executive Vice President, Chief Scientific Officer and Director	March 25, 2021
John J. Harrington

*
Hardy TS Kagimoto	Director	March 25, 2021

*
Lorin J. Randall	Director	March 25, 2021

*
Jack L. Wyszomierski	Director	March 25, 2021

*
Ismail Kola	Chairman of the Board and Director	March 25, 2021

*
Jane Wasman	Director	March 25, 2021

*
Baiju R. Shah	Director	March 25, 2021

*
Katherine Kalin	Director	March 25, 2021

*
Kenneth Traub	Director	March 25, 2021
*    William Lehmann, Jr., by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ William Lehmann, Jr.
William Lehmann, Jr.
Attorney-in-fact