Form 10-Q
period 2021-03-31
ATHERSYS, INC / NEW
filed 2021-05-06
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of April 30, 2021 was 222,086,507.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,223	$51,546
Accounts receivable from Healios	89	89
Prepaid expenses and other	2,998	2,926
Total current assets	67,310	54,561
Property and equipment, net	3,025	3,155
Deposits and other	1,971	1,998
Total assets	$72,306	$59,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,167	$11,337
Accounts payable to Healios	1,705	1,705
Accrued compensation and related benefits	1,799	1,779
Accrued clinical trial related costs	6,189	6,870
Accrued expenses and other	1,044	1,198
Deferred revenue - Healios	65	65
Total current liabilities	27,969	22,954
Advance from Healios	5,201	5,201
Other long-term liabilities	455	197
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized, and 217,611,507 and 201,973,582 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	218	202
Additional paid-in capital	561,320	527,549
Accumulated deficit	(522,857)	(496,389)
Total stockholders’ equity	38,681	31,362
Total liabilities and stockholders’ equity	$72,306	$59,714
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2021	2020

Revenues	$—	$—

Costs and expenses
Research and development	17,508	12,095
General and administrative	8,837	3,474
Depreciation	244	190
Total costs and expenses	26,589	15,759
Loss from operations	(26,589)	(15,759)
Other income, net	121	115
Net loss and comprehensive loss	$(26,468)	$(15,644)
Net loss per share, basic and diluted	$(0.13)	$(0.10)
Weighted average shares outstanding, basic and diluted	208,192	162,715
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2020	—	$—	201,973,582	$202	$527,549	$(496,389)	$31,362
Stock-based compensation	—	—	—	—	3,903	—	3,903
Issuance of common stock	—	—	15,200,000	15	30,480	—	30,495
Issuance of common stock under equity compensation plan	—	—	437,925	1	(612)	—	(611)
Net comprehensive loss	—	—	—	—	—	(26,468)	(26,468)
Balance at March 31, 2021	—	$—	217,611,507	$218	$561,320	$(522,857)	$38,681

	Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2019	—	$—	159,791,585	$160	$—	$440,735	$(417,624)	$23,271
Stock-based compensation	—	—	—	—	—	1,280	—	1,280
Stock subscription receivable from Healios warrant exercise	—	—	4,000,000	4	(7,040)	7,036	—	—
Issuance of common stock	—	—	6,825,000	7	—	10,243	—	10,250
Issuance of common stock under equity compensation plan	—	—	153,504	—	—	(149)	—	(149)
Net comprehensive loss	—	—	—	—	—	—	(15,644)	(15,644)
Balance at March 31, 2020	—	$—	170,770,089	$171	$(7,040)	$459,145	$(433,268)	$19,008
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating activities
Net loss	$(26,468)	$(15,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	244	190
Stock-based compensation	3,903	1,280
Changes in operating assets and liabilities:
Accounts receivable from Healios	—	686
Prepaid expenses, deposits and other	(45)	(279)
Accounts payable, accrued expenses and other	5,273	1,664
Net cash used in operating activities	(17,093)	(12,103)
Investing activities
Purchases of equipment	(114)	(347)
Net cash used in investing activities	(114)	(347)
Financing activities
Proceeds from issuance of common stock	30,506	10,250
Shares retained for withholding tax payments on stock-based awards	(622)	(149)
Net cash provided by financing activities	29,884	10,101
Increase (decrease) in cash and cash equivalents	12,677	(2,349)
Cash and cash equivalents at beginning of the period	51,546	35,041
Cash and cash equivalents at end of the period	$64,223	$32,692
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three-Month Periods Ended March 31, 2021 and 2020

1. Background and Basis of Presentation
Background: Athersys, Inc., including its consolidated subsidiaries (collectively, “we,” “us,” “our,” “Athersys,” and “Company”), is a biotechnology company focused in the field of regenerative medicine and operates in one business segment. Our operations consist of research, clinical development activities, manufacturing and manufacturing process development activities, and our most advanced program is in a pivotal Phase 3 clinical trial.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $522.9 million at March 31, 2021, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. At March 31, 2021, we had available cash and cash equivalents of $64.2 million. We believe that available proceeds from our existing equity facility, our ability to defer certain spending, and potential deferrals and delays in certain non-core programs, will enable us to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.
Importantly, we are approaching near-term milestones and clinical trial results, including the results of two clinical trials of our collaborator in Japan, HEALIOS K.K. (“Healios”), followed by the results of our pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, or MASTERS-2, which we would expect to have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the outcome of these clinical trials, we may accelerate, defer or stage the timing of certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and their related license fees, milestones and potential royalties, the sale of equity securities from time to time including through our equity facility and grant-funding opportunities.
Healios Cooperation Agreement
On February 16, 2021, the Company, Healios and Dr. Hardy TS Kagimoto, the Chairman and Chief Executive Officer of Healios and a member of the Company’s board of directors (the “Board”), entered into a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provides for the parties' cooperation on certain commercial matters, including a commitment to work in good faith to finalize negotiations on all aspects of their supply, manufacturing, information provision and regulatory support relationship. Additionally, pursuant to the Cooperation Agreement, the parties agreed to seek to resolve issues over disputed payment obligations for certain manufacturing activities. We presently remain in dispute with Healios on some of these matters. A resolution of these matters may result in changes to our existing collaboration and licensing agreements with Healios. Despite our entry into the Cooperation Agreement, there can be no assurance that we will be able to resolve our disputes. If we are unable to resolve these matters, there could be an adverse impact to our commercialization and development plans and business.
The Cooperation Agreement also provides for, among related matters, the dismissal with prejudice of the complaint filed by Dr. Kagimoto against the Company seeking the inspection of the Company's books and records in the Court of Chancery of Delaware on November 21, 2020 (the “Section 220 Litigation”). Pursuant to the Cooperation Agreement, the Company reimbursed Healios and Dr. Kagimoto for reasonable out-of-pocket fees and expenses including legal expenses incurred in connection with the Section 220 Litigation, which were not to exceed $0.5 million in aggregate. A liability in the amount of $0.5 million was recorded in accounts payable to Healios on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 and such amount was paid in April 2021.
Chief Executive Officer Separation Letter Agreement
Effective February 15, 2021, Dr. Gil Van Bokkelen resigned from his position as the Company’s Chief Executive Officer and Chairman of the Board. In connection with his resignation, the Company and Dr. Van Bokkelen entered into a separation letter agreement (the “Separation Letter”) entitling him to severance payments and benefits with an aggregate value of approximately $1.0 million payable in installments over an 18-month period, and providing for a total lump sum payment of approximately $0.2 million. At March 31, 2021, we recorded a liability in the amount of $0.9 million which represents the remaining installments payable to Dr. Van Bokkelen. The lump sum payment was made to Dr. Van Bokkelen in March 2021. The related expense is recorded in general and administrative expense on the unaudited condensed consolidated statement of operations and comprehensive loss.

The terms of the Separation Letter also provide for the accelerated vesting of Dr. Van Bokkelen’s outstanding restricted stock units (“RSUs”) and the modification of his stock option awards by providing for accelerated vesting of his unvested stock options and the extension of time during which certain vested stock options can be exercised. In the first quarter of 2021, following the evaluation of the modification, we recorded stock compensation expense of approximately $1.4 million related to the accelerated vesting of Dr. Van Bokkelen’s stock options and $0.9 million related to the accelerated vesting of his RSUs.
Lease Agreement
On January 4, 2021, we entered into an agreement to lease approximately 214,000 square feet of warehouse and office space. The initial lease term is approximately ten years and includes five renewal options with terms of five years each. Base annual rent for the first year is approximately $1.3 million with 2.0% annual rent escalators. We expect to take possession of the building in the second quarter of 2021. We recorded no rent expense related to the lease during the first quarter of 2021.
Retention Program
In the first quarter of 2021, we entered into retention letter agreements (“Retention Agreements”) with our executive officers and certain other employees in leadership positions. Each Retention Agreement provides for, among other things, a cash retention bonus and a stock option award, each with vesting tied to continued employment. The cash retention bonuses generally represent a percentage of the employee’s annual compensation and generally vest in full if employed on May 1, 2022. The stock option awards generally vest one-third on May 1, 2022 with the remainder vesting on May 1, 2023, and include a provision for accelerated vesting upon termination without cause. The total cash retention bonus expected to be paid is approximately $2.0 million, which is being expensed over the vesting period. The total stock compensation expense related to the stock option awards is approximately $2.9 million and is being expensed over the vesting period. In April 2021, we expanded the retention program to all remaining employees of the Company, providing for a cash retention bonus with vesting also tied to continued employment through May 1, 2022. The total cash retention bonus expected to be paid on May 1, 2022 for these additional employees is approximately $0.6 million.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
2. Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU is effective for fiscal years beginning after December 15, 2020. We adopted this ASU prospectively on January 1, 2021, and the adoption of the ASU did not have a material impact on our condensed consolidated financial statements and disclosures.
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
Stock-based awards of approximately 21,788,078 and 16,662,000 for the three-months ended March 31, 2021 and 2020, respectively, were excluded from the calculation of diluted net loss per share because their effects would be antidilutive.
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
The remaining transaction price for the performance obligations that were not yet delivered is not significant at March 31, 2021. At March 31, 2021, the contract liability, included in Deferred revenue - Healios on the unaudited condensed consolidated balance sheet, is classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
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
5. Stock-based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. Under the EICP, in the three-month period ended March 31, 2021, we granted 2,334,192 stock options.

As of March 31, 2021, a total of 7,008,612 shares were available for issuance under our EICP, and stock-based awards to purchase 20,788,078 shares of common stock were outstanding under our current and former equity incentive plans, and inducement awards granted outside of our equity incentive plans to purchase 1,000,000 shares of common stock were outstanding. For the three-month periods ended March 31, 2021 and 2020, stock-based compensation expense was approximately $3.9 million and $1.3 million, respectively. At March 31, 2021, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $13.0 million, which is expected to be recognized by the end of 2025 using the straight-line method.
In June 2020, we modified stock option awards granted under the EICP and our prior equity plans for all then-current employees and directors by providing an extension to the period of time during which vested stock options can be exercised, first, for employees, following an employee’s voluntary termination of employment or the involuntary termination of the employee’s employment by the Company without cause (as defined with respect to the applicable options) and second, for directors, following a director’s death or voluntary termination of service with the Company, in each case following significant tenure with the Company. Upon modification, employees have post-employment exercise periods from three months up to a maximum of three years and directors have from eighteen months up to thirty months maximum, with the exercise periods increasing based on the applicable individual’s tenure. The modification was applied to all nonqualified stock option awards outstanding on the modification date and to those incentive stock options held by individuals who accepted the modification. Stock option awards issued post-modification include the extended exercise provisions as described in this paragraph. Following evaluation of the modification of the stock option awards, we recorded stock compensation expense of $1.2 million in the second quarter of 2020 for the incremental value of stock option awards vested prior to the modification date. The remaining incremental value of $0.5 million determined at the modification date, associated with the unvested stock option awards, is being recognized over the remaining vesting period of these modified stock option awards.
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
We sold 15,200,000 shares to Aspire Capital at an average price of $2.01 per share in the first quarter of 2021, generating proceeds of $30.5 million, and we sold 6,825,000 shares to Aspire Capital at an average price of $1.50 per share in the first quarter of 2020, generating proceeds of $10.2 million.
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
Healios Investor Rights Agreement
In March 2018, we entered into an investor rights agreement (the “Investor Rights Agreement”) with Healios that governs certain of our and Healios’ rights relating to its ownership of our common stock. Under the Investor Rights Agreement, Healios is permitted to participate in certain equity issuances as a means to maintain its proportionate ownership of our common stock as of the time of such issuance. In May 2020, we entered into a purchase agreement with Healios, providing for Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital. Healios purchased 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $0.5 million, in accordance with the terms of the Investor Rights Agreement.

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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results are not necessarily indicative of results that may occur in future periods.
Overview and Recent Developments
We are a biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product in clinical development in several therapeutic and geographic areas. Our current clinical development programs are focused on treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment.
The COVID-19 pandemic has adversely impacted operations at certain existing and potential future clinical sites involved in our ongoing clinical studies. It is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our or our collaborator’s planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce may suffer illness or otherwise be unable to work. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in North America, Europe and certain other international locations, who have suffered moderate to moderate-severe ischemic stroke. We initiated the study with a limited number of high-enrolling sites and are bringing on additional sites over time in line with clinical product supply and clinical operations objectives. Enrollment has been impacted at some clinical sites due to operational restrictions at the hospital sites, including hospital staff redeployment in response to the COVID-19 pandemic, and supply constraints, which have hampered the initiation of new sites. Given the recent headwinds, we hope to complete enrollment of the trial in 2022. The MASTERS-2 study has received several regulatory designations including Special Protocol Assessment, or SPA, Fast Track and Regenerative Medicine Advanced Therapy, or RMAT, from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.
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
•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from acute respiratory distress syndrome, or ARDS. The study results continue to demonstrate a predictable and favorable tolerability profile. Importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2020, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19, or the MACOVIA study, and the first patients were enrolled in May 2020. In September 2020, MultiStem cell therapy received RMAT designation for the ARDS program. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and the study is presently designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. However, the scope and timing of our MACOVIA study may be adjusted to reflect rapidly changing standards of care for COVID-induced ARDS patients, and depending on regulatory discussions and funding sources. Healios has also been conducting a clinical trial in Japan for patients with pneumonia-induced ARDS, which is referred to as the ONE-BRIDGE study. Healios recently announced they have completed enrollment in this study.
•Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. The trial is being conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product for the trial as well as regulatory and operational support. The COVID-19 pandemic has impacted the pace of activity for the study since the trauma center also attends to COVID-19 patients, and the site announced that enrollment commenced in December 2020.
While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls, yield and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. Until such time as we are able to manufacture products ourselves in accordance with good manufacturing practices, we will continue to rely on third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or comply with applicable government regulations. From time to time, such third-party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of our and our partners' clinical trials or potential commercial activities.
We have a collaboration with Healios for MultiStem cell therapy to treat ischemic stroke and ARDS in Japan, and we provide product supply and manufacturing services to Healios. In the event that we fail to perform our responsibilities to supply clinical trial product to Healios, then under certain circumstances, we may be required to grant Healios a license to make the product solely for use in its licensed fields and territories.
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
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in November 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. During the quarter ended March 31, 2021, we sold 15,200,000 shares of our common stock to Aspire Capital at an average price of $2.01 per share. During the quarter ended March 31, 2020, we sold 6,825,000 shares of common stock to Aspire Capital at an average price of $1.50 per share.
We have entered into a series of agreements with Healios, our collaborator in Japan. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide services to Healios for which we are compensated. Each license agreement with Healios has defined economic terms, and we may receive success-based milestone payments, some of which may be subject to credits. While there is no assurance that we will receive milestone proceeds under the Healios collaboration, any milestone payment we receive is non-refundable and non-creditable towards future royalties or any other payment due from Healios. Also, we are entitled to receive tiered royalties on net product sales, as defined in the license agreements.
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
Results of Operations
Since our inception, our revenues have consisted of license fees, contract revenues, royalties and milestone payments from our collaborators, and grant proceeds. We have not derived revenue from the commercial sale of our therapeutic product candidates to date since we are in clinical development. Research and development expenses consist primarily of external clinical and preclinical study fees, manufacturing and process development costs, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our product, manufacture our product candidates and prepare for potential commercialization of our MultiStem cell therapy product. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. We expect to continue to incur substantial losses through at least the next several years.
Three Months Ended March 31, 2021 and 2020
Revenues. There were no revenues for the three months ended March 31, 2021 or for the three months ended March 31, 2020. Our collaboration revenues fluctuate from period-to-period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios. We expect our collaboration revenues to vary over time as we contract with Healios to perform manufacturing services and as we potentially enter into new collaborations.
Research and Development Expenses. Research and development expenses increased to $17.5 million for the three months ended March 31, 2021 from $12.1 million for the comparable period in 2020. The $5.4 million increase is associated with increases in clinical trial and manufacturing process development costs of $4.3 million, personnel costs of $0.7 million and stock compensation costs of $0.4 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects, and we expect our annual 2021 research and development expenses to increase compared to 2020. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $8.8 million for the three months ended March 31, 2021 from $3.5 million in the comparable period in 2020. The $5.3 million increase was primarily related to legal expenses incurred in connection with the complaint filed by Dr. Kagimoto against the Company, its settlement, and the expenses associated with Dr. Van Bokkelen’s resignation and his separation letter agreement, including $2.3 million of non-cash stock compensation expense. We expect our annual 2021 general and administrative expenses to increase compared to 2020.

Depreciation. Depreciation expense was consistent at $0.2 million for the three months ended March 31, 2021 and March 31, 2020. We expect that our annual depreciation will increase in 2021 compared to 2020.
Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At March 31, 2021, we had $64.2 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. The COVID-19 pandemic could negatively impact our ability to access financing sources on the same or reasonably similar terms as were available to us before the pandemic. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $522.9 million at March 31, 2021. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative costs associated with our operations. We use all of our sources of capital to develop our technologies, discover and develop therapeutic product candidates and develop business collaborations, and we may use our sources of capital to acquire certain technologies and assets.
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
We have had equity purchase agreements in place since 2011 with Aspire Capital that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in November 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. During the quarter ended March 31, 2021, we sold 15,200,000 shares of common stock to Aspire Capital at an average price of $2.01 per share. During the quarter ended March 31, 2020, we sold 6,825,000 shares of common stock to Aspire Capital at an average price of $1.50 per share.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. We intend to generate additional funding to meet our needs through business development and other transactions, payments resulting from achievement of milestones under our collaborator agreements, grant-funding activities and other activities. At March 31, 2021, we had available cash and cash equivalents of $64.2 million. We intend to meet our short-term liquidity needs with available cash and the use of our equity facility. Over the longer term, we will continue to make use of available cash and may raise capital from time to time through our equity facility, subject to any volume and price limitations, and equity offerings. We may also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
Our capital requirements depend on a number of factors, including progress in our clinical development programs, our clinical and preclinical pipeline of additional product opportunities and their stage of development, additional external costs, such as payments to contract research organizations and contract manufacturing organizations, additional personnel costs and the costs of filing and prosecuting patent applications and enforcing patent claims. Furthermore, delays in product supply for our and Healios’ clinical trials may impact the timing and cost of such studies. The availability of funds impacts our ability to advance multiple clinical programs concurrently, and any shortfall in funding could result in our having to delay or curtail research and development efforts. Further, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms.

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
Cash Flow Analysis
Net cash used in operating activities was $17.1 million for the three months ended March 31, 2021 compared to $12.1 million for the three months ended March 31, 2020. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash used in investing activities was $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The fluctuations over the periods were due to the timing of equipment purchases primarily for our manufacturing process development activities.
Financing activities provided cash of $29.9 million and $10.1 million for the three months ended March 31, 2021 and 2020, respectively, primarily from the issuance of common stock to Aspire Capital under our equity purchase agreements. Also included in financing activities for the three months ended March 31, 2021 and March 31, 2020 are shares retained for withholding tax payments on stock-based awards.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Management Estimates
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2020.
For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•our ability to meet milestones and earn royalties under our collaboration agreements, including the success of our collaboration with Healios, as we are presently in dispute with Healios on various matters relating to our collaboration agreements;
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
•the success of our competitors and the emergence of new competitors; and

•the risks mentioned elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 under Item 1A, “Risk Factors.” and our other filings with the SEC.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.    Controls and Procedures.
Disclosure controls and procedures
Our management, under the supervision of and with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Aspire Capital Equity Purchase Agreement
During the quarter ended March 31, 2021, we sold 15,200,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating proceeds of $30.5 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act because it did not involve a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, Aspire Capital had the necessary investment intent.

Item 6.    Exhibits.

Exhibit No.	Description

10.1
Cooperation Agreement, dated as of February 16, 2021, by and among Athersys, Inc. and HEALIOS K.K. and Dr. Tadihisa Kagimoto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 16, 2021)

10.2
Separation Letter, dated as of February 15, 2021, by and among Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 16, 2021)

10.3
Retention Letter, dated as of February 26, 2021 between Athersys, Inc. and Mr. William Lehmann, Jr. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 2, 2021)

10.4
Retention Letter, dated as of February 26, 2021 between Athersys, Inc. and Dr. John Harrington (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 2, 2021)

10.5
Retention Letter, dated as of February 26, 2021 between Athersys, Inc. and Mr. Ivor Macleod (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 2, 2021)

10.6
Retention Letter, dated as of February 26, 2021 between Athersys, Inc. and Ms. Laura Campbell (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 2, 2021)

31.1	Certification of William Lehmann, Interim Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ivor Macleod, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of William Lehmann, Interim Chief Executive Officer, and Ivor Macleod, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statement of Shareholders’ Equity; (iv) the Condensed Consolidated Statement of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: May 6, 2021	/s/ William Lehmann
William Lehmann
Interim Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer
(principal financial officer authorized to sign on behalf of the registrant)