Form 10-Q
period 2021-06-30
ATHERSYS, INC / NEW
filed 2021-08-09
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 5, 2021 was 226,255,093.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,654	$51,546
Accounts receivable from Healios	89	89
Prepaid expenses and other	2,696	2,926
Total current assets	59,439	54,561
Operating right-of-use assets, net	9,447	648
Property and equipment, net	2,946	3,155
Deposits and other	1,468	1,350
Total assets	$73,300	$59,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,764	$11,337
Accounts payable to Healios	1,205	1,705
Operating lease liabilities, current	942	480
Accrued compensation and related benefits	2,768	1,779
Accrued clinical trial related costs	3,341	6,870
Accrued expenses and other	1,218	718
Deferred revenue - Healios	65	65
Total current liabilities	28,303	22,954
Operating lease liabilities, non-current	8,750	197
Advance from Healios	5,201	5,201
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, and 226,255,093 issued and outstanding at June 30, 2021 and 300,000,000 shares authorized, and 201,973,582 shares issued and outstanding at December 31, 2020	226	202
Additional paid-in capital	576,276	527,549
Accumulated deficit	(545,456)	(496,389)
Total stockholders’ equity	31,046	31,362
Total liabilities and stockholders’ equity	$73,300	$59,714
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Contract revenue from Healios	$—	$77	$—	$77
Grant revenue	—	7	—	7
Total revenues	—	84	—	84
Costs and expenses
Research and development	17,691	13,767	35,199	25,862
General and administrative	4,158	4,432	12,995	7,906
Depreciation	723	222	967	412
Total costs and expenses	22,572	18,421	49,161	34,180
Loss from operations	(22,572)	(18,337)	(49,161)	(34,096)
Other (expense) income, net	(27)	(35)	94	80
Net loss and comprehensive loss	$(22,599)	$(18,372)	$(49,067)	$(34,016)
Net loss per share, basic and diluted	$(0.10)	$(0.10)	$(0.23)	$(0.19)
Weighted average shares outstanding, basic and diluted	222,436	191,317	215,353	177,016
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2020	—	$—	201,973,582	$202	$527,549	$(496,389)	$31,362
Stock-based compensation	—	—	—	—	3,903	—	3,903
Issuance of common stock	—	—	15,200,000	15	30,480	—	30,495
Issuance of common stock under equity compensation plan	—	—	437,925	1	(612)	—	(611)
Net comprehensive loss	—	—	—	—	—	(26,468)	(26,468)
Balance at March 31, 2021	—	—	217,611,507	218	561,320	(522,857)	38,681
Stock-based compensation	—	—	—	—	1,788	—	1,788
Issuance of common stock, net of issuance cost	—	—	8,500,000	8	13,284	—	13,292
Issuance of common stock under equity compensation plan	—	—	143,586	—	(116)	—	(116)
Net comprehensive loss	—	—	—	—	—	(22,599)	(22,599)
Balance at June 30, 2021	—	$—	226,255,093	$226	$576,276	$(545,456)	$31,046

	Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2019	—	$—	159,791,585	$160	$—	$440,735	$(417,624)	$23,271
Stock-based compensation	—	—	—	—	—	1,280	—	1,280
Stock subscription receivable from Healios warrant exercise	—	—	4,000,000	4	(7,040)	7,036	—	—
Issuance of common stock	—	—	6,825,000	7	—	10,243	—	10,250
Issuance of common stock under equity compensation plan	—	—	153,504	—	—	(149)	—	(149)
Net comprehensive loss	—	—	—	—	—	—	(15,644)	(15,644)
Balance at March 31, 2020	—	—	170,770,089	171	(7,040)	459,145	(433,268)	19,008
Stock-based compensation	—	—	—	—	—	2,579	—	2,579
Stock subscription receivable from Healios warrant exercise	—	—	—	—	7,040	—	—	7,040
Issuance of common stock, net of issuance cost	—	—	25,587,500	26	—	53,665	—	53,691
Issuance of common stock to Healios	—	—	310,526	—	—	534	—	534
Issuance of common stock under equity compensation plan	—	—	340,447	—	—	(302)	—	(302)
Net comprehensive income	—	—	—	—	—	—	(18,372)	(18,372)
Balance at June 30, 2020	—	$—	197,008,562	$197	$—	$515,621	$(451,640)	$64,178
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Operating activities
Net loss	$(49,067)	$(34,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	967	412
Stock-based compensation	5,691	3,859
Operating right-of-use assets, net	235	—
Changes in operating assets and liabilities:
Accounts receivable	—	(7)
Accounts receivable from Healios	—	849
Prepaid expenses, deposits and other	113	336
Accounts payable, accrued expenses and other	5,367	3,720
Accounts payable to Healios	(500)	—
Net cash used in operating activities	(37,194)	(24,847)
Investing activities
Purchases of equipment	(758)	(551)
Net cash used in investing activities	(758)	(551)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	43,787	63,941
Proceeds from issuance of common stock to Healios	—	534
Shares retained for withholding tax payments on stock-based awards	(727)	(451)
Proceeds from exercise of warrants - Healios	—	7,040
Net cash provided by financing activities	43,060	71,064
Increase in cash and cash equivalents	5,108	45,666
Cash and cash equivalents at beginning of the period	51,546	35,041
Cash and cash equivalents at end of the period	$56,654	$80,707

Non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	$9,162	$—
Increase in accounts payable included in purchases of equipment	$460	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Six-Month Periods Ended June 30, 2021 and 2020

1. Background and Basis of Presentation
Background: Athersys, Inc., including its consolidated subsidiaries (collectively, “we,” “us,” “our,” “Athersys,” and the “Company”), is a biotechnology company focused in the field of regenerative medicine and operates in one business segment. Our operations consist of research, clinical development activities, manufacturing and manufacturing process development activities, and our most advanced program is in a pivotal Phase 3 clinical trial.
We have incurred losses since our inception in 1995 and had an accumulated deficit of $545.5 million at June 30, 2021, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. At June 30, 2021, we had available cash and cash equivalents of $56.7 million. We believe that our existing cash balance, available proceeds from our existing equity facility, our ability to defer certain spending and potential deferrals and delays in certain non-core programs will enable us to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.
Importantly, we have near-term milestones and clinical trial results, including the results of two clinical trials of our collaborator in Japan, HEALIOS K.K. (“Healios”), followed by the results of our pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, or MASTERS-2, which we would expect to have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the outcome of these clinical trials, we may accelerate, defer or stage the timing of certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we generate positive cash flow as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and their related license fees, milestones and potential royalties, the sale of equity securities from time to time, including through our equity facility, and grant-funding opportunities.
Healios Cooperation Agreement
On February 16, 2021, the Company, Healios and Dr. Hardy TS Kagimoto, the Chairman and Chief Executive Officer of Healios and a member of the Company’s board of directors (the “Board”), entered into a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provided for the parties’ cooperation on certain commercial matters, including a commitment to work in good faith to finalize negotiations on all aspects of their supply, manufacturing, information provision and regulatory support relationship.
The Cooperation Agreement also provided for, among related matters, the dismissal with prejudice of the complaint filed by Dr. Kagimoto against the Company seeking the inspection of the Company’s books and records in the Court of Chancery of the State of Delaware on November 21, 2020 (the “Section 220 Litigation”). Pursuant to the Cooperation Agreement, in April 2021, the Company reimbursed Healios and Dr. Kagimoto for reasonable out-of-pocket fees and expenses, including legal expenses, incurred in connection with the Section 220 Litigation, which were not to exceed $0.5 million in the aggregate.
On August 5, 2021, the Company and Healios entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support (the “Framework Agreement”), which provides for, in addition to other matters, the resolution of certain issues as contemplated by the Cooperation Agreement. Refer to Note 9 for additional information on the Framework Agreement. In connection with the execution of the Framework Agreement, the Cooperation Agreement was amended to extend certain customary standstill provisions until the conclusion of our 2023 annual meeting of stockholders.
Lease Agreement
On January 4, 2021, we entered into an operating lease agreement to lease approximately 214,000 square feet of warehouse and office space. The initial lease term is approximately ten years and includes five renewal options with terms of five years each. The lease commenced on May 1, 2021, upon us taking control of the warehouse and office space on that date. Base annual rent for the first year is approximately $1.3 million with 2.0% annual rent escalators. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $9.2 million, which represented the present value of remaining lease payments over the initial lease term, using an incremental borrowing rate of 9.0%. The terms of the lease agreement also include an allowance in the amount of $0.7 million for the cost of construction of office and laboratory space to be completed in a future period. We are also obligated to pay certain variable expenses separately from the base rent, including utilities, real estate taxes and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred.
Retention Program
In the first quarter of 2021, we entered into retention letter agreements (“Retention Agreements”) with our executive officers and certain other employees in leadership positions. Each Retention Agreement provides for, among other things, a cash retention bonus and a stock option award, each with vesting tied to continued employment. The cash retention bonuses generally represent a percentage of the employee’s annual compensation and generally vest in full if employed on May 1, 2022. The stock option awards generally vest one-third on May 1, 2022 with the remainder vesting on May 1, 2023, and include a provision for accelerated vesting upon termination without cause. The total cash retention bonus expected to be paid is approximately $1.9 million, which is being expensed ratably over the vesting period. The total stock compensation expense related to the stock option awards is approximately $2.8 million and is being expensed ratably over the vesting period. In April 2021, we expanded the retention program to all then-current employees of the Company, providing for a cash retention bonus with vesting also tied to continued employment through May 1, 2022. The total cash retention bonus for these additional employees, which is expected to be paid in May 2022, is approximately $0.6 million.
Chief Executive Officer Separation Letter Agreement
Effective February 15, 2021, Dr. Gil Van Bokkelen resigned from his position as the Company’s Chief Executive Officer and Chairman of the Board. In connection with his resignation, the Company and Dr. Van Bokkelen entered into a separation letter agreement (the “Separation Letter”) entitling him to severance payments and benefits with an aggregate value of approximately $1.0 million payable in installments over an 18-month period, and providing for a total lump sum payment of approximately $0.2 million. At June 30, 2021, we recorded a liability in the amount of $0.7 million, which represents the remaining installments payable to Dr. Van Bokkelen. The lump sum payment was made to Dr. Van Bokkelen in March 2021. The related expense is recorded in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326): Effective Dates, delaying the effective date for smaller reporting companies until January 2023. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements and disclosures, and we do not intend to adopt this standard earlier than required.
3. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of our common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.
Stock-based awards of approximately 25,773,110 and 21,060,708 shares of our common stock for the three and six months ended June 30, 2021 and 2020, respectively, were excluded from the calculation of diluted net loss per share because their effects would be antidilutive.

4. Property and Equipment, net

	For the periods ended
Property and equipment consists of (in thousands):	June 30, 2021	December 31, 2020
Laboratory equipment	$8,998	$9,225
Office equipment and leasehold improvements	3,376	3,336
Process development equipment not yet in service	646	294
	13,020	12,855
Accumulated depreciation	(10,074)	(9,700)
	$2,946	$3,155

During the second quarter of 2021, we determined that certain equipment assets will no longer be necessary to support future manufacturing activities due to modifications to our processes, which has reduced the estimated useful lives of such equipment. The modifications were decided on during the second quarter of 2021 and we accelerated depreciation, which resulted in an additional $0.5 million in depreciation on the unaudited condensed consolidated statements of operations and comprehensive loss.
5. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
We have a licensing collaboration with Healios to primarily develop and commercialize our cell therapy technologies for certain disease indications in Japan, pursuant to which we received nonrefundable license fee payments and are entitled to royalties on net sales. We also have the right to receive development and commercial milestone payments from Healios, subject to certain potential credits that have been negotiated from time-to-time and are associated with modifications to the arrangement. Healios is responsible for the development and commercialization of the licensed products in the licensed territories, and we provide certain services to Healios for which we are paid. Refer to Note 9 regarding the Framework Agreement with Healios, which was executed on August 5, 2021.
Refer to Note 7 regarding Healios’ exercise, in March 2020, of its warrant that was issued in 2018 and its exercise of a right to participate in certain equity transactions in May 2020.
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
The remaining transaction price for the performance obligations that were not yet delivered is not significant at June 30, 2021. At June 30, 2021, the contract liability, included in Deferred revenue - Healios on the unaudited condensed consolidated balance sheets, is classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
Advance from Healios
Certain clinical product supply services that were concluded in 2019 involved a cost-sharing arrangement, the proceeds from which may either (i) result in a reduction in the proceeds we receive from Healios upon the achievement of two potential milestones and an increase to a commercial milestone under the license agreement for stroke or (ii) be repaid to Healios at our election, as defined. The cost-sharing proceeds received are recognized in Advance from Healios on the unaudited condensed consolidated balance sheets until the earlier of the milestones being achieved or such amounts being repaid to Healios at our election, at which time the culmination of the earnings process or the repayment will be complete.
6. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of our common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. Under the EICP, in the three months ended June 30, 2021, we granted 3,509,252 stock options and 1,253,706 RSUs to our employees and directors.
As of June 30, 2021, a total of 2,805,106 shares were available for issuance under our EICP, and stock-based awards representing 24,773,110 shares of our common stock were outstanding under our current and former equity incentive plans, and inducement awards granted outside of our equity incentive plans to purchase 1,000,000 shares of our common stock were outstanding. For the three months ended June 30, 2021 and 2020, stock-based compensation expense was approximately $1.8 million and $2.6 million, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation expense was approximately $5.7 million and $3.9 million, respectively. At June 30, 2021, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $16.0 million, which is expected to be recognized by the end of 2025 using the straight-line method.
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
7. Stockholders’ Equity
Equity Purchase Agreement
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC (“Aspire Capital”) that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in November 2019 (the “2019 Equity Facility”) and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2019 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we issued 350,000 shares of our common stock to Aspire

Capital as a commitment fee in November 2019 and filed a registration statement for the resale of 31,000,000 shares of our common stock in connection with the equity facility.
We sold 8,500,000 shares to Aspire Capital at an average price of $1.58 per share in the second quarter of 2021, generating proceeds of $13.4 million, and sold 23,700,000 shares to Aspire Capital at an average price of $1.85 per share during the six months ended June 30, 2021, generating proceeds of $43.9 million. There were no sales to Aspire Capital in the second quarter of 2020 and we sold 6,825,000 shares to Aspire Capital at an average price of $1.50 per share during the six months ended June 30, 2020, generating proceeds of $10.2 million. At June 30, 2021 we had 1,350,000 shares available under the 2019 Equity Facility.
In June 2021, we entered into a new equity facility with Aspire Capital (the “2021 Equity Facility”), which provides us with the ability to sell up to $100.0 million of shares of our common stock over a three-year period. The terms of the 2021 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we filed a registration statement for the resale of 40,000,000 shares of our common stock in connection with the 2021 Equity Facility. The registration statement relating to the 2021 Equity Facility was declared effective by the Securities and Exchange Commission on July 7, 2021.
Public Offering
In April 2020, we completed an underwritten public offering of our common stock, generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of our common stock at an offering price of $2.25 per share.
Healios 2018 Warrant
In March 2018, we issued to Healios a warrant to purchase up to 20,000,000 shares of our common stock (the “2018 Warrant”). Based upon the terms of the 2018 Warrant, it was no longer exercisable for up to 16,000,000 warrant shares. In March 2020, Healios elected to exercise the 2018 Warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, as defined in the 2018 Warrant. Proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the 2018 Warrant.
Healios Investor Rights Agreement
In March 2018, we entered into an investor rights agreement (the “Investor Rights Agreement”) with Healios that governs certain of our and Healios’ rights relating to its ownership of our common stock. Under the Investor Rights Agreement, Healios is permitted to participate in certain equity issuances as a means to maintain its proportionate ownership of our common stock as of the time of such issuance. In May 2020, we entered into a purchase agreement with Healios, providing for Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital. Healios purchased 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $0.5 million, in accordance with the terms of the Investor Rights Agreement. Refer to Note 9 regarding modifications to the Investor Rights Agreement and the Framework Agreement.
Increase Shares of Authorized Common Stock
In June 2021, the Company’s stockholders approved an Amendment to the Certificate of Incorporation to increase the number of shares of the Company’s authorized common stock from 300,000,000 shares to 600,000,000 shares.
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

9. Subsequent Events
On August 5, 2021, we expanded our partnership with Healios by entering into the Framework Agreement to optimize and better align the collaboration structure to drive therapeutic reach and commercial success in Japan for the MultiStem product following potential regulatory approval. The Framework Agreement provides for planned investment by Healios in certain manufacturing preparation activities. We have agreed to defer certain milestone payments and potentially adjust royalty payments during the initial commercial launch period. Under the terms of the Framework Agreement we will be entitled to new milestone payments in the amount of $3.0 million by June 2022 and $5.0 million upon the completion of certain manufacturing activities.
In consideration of the execution of the Framework Agreement and recognition of Healios’ planned investments in manufacturing, we issued two warrants (the “Warrants”) to purchase up to an aggregate of 10,000,000 shares of our common stock. One of the Warrants is for the purchase of up to 3,000,000 shares at an exercise price of $1.80 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of conditional or full marketing approval from the Pharmaceuticals and Medical Devices Agency in Japan (the “PMDA”) for the intravenous administration of MultiStem to treat patients who are suffering from acute respiratory distress syndrome. The other Warrant is for the purchase of up to 7,000,000 shares at an exercise price of $2.40 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from stroke.
Additionally, in connection with the Framework Agreement, Healios agreed to terminate its existing right under the Investor Rights Agreement to nominate two nominees for election to our Board of Directors, if Healios beneficially owned 15.0% or more of our outstanding shares of common stock. Healios retains the right to appoint one nominee for election to our Board of Directors if Healios beneficially owns 5.0% or more of our outstanding shares of common stock.
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
Overview and Recent Developments
We are a biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem (invimestrocel) cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product in clinical development in several therapeutic and geographic areas. Our current clinical development programs are focused on treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment.
The COVID-19 pandemic adversely impacted operations at certain clinical sites involved in our ongoing clinical studies. It is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our or our collaborator’s planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce may suffer illness or otherwise be unable to work. Although vaccines are available in various countries where we operate, it is possible the COVID-19 pandemic may continue to impact the Company’s ongoing operations. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in North America, Europe and certain other international locations, who have suffered moderate to moderate-severe ischemic stroke. We initiated the study with a limited number of high-enrolling sites and have been bringing on additional sites over time in line with clinical product supply and clinical operations objectives. Enrollment has been impacted at some clinical sites due to operational restrictions at the hospital sites, including hospital staff redeployment in response to the COVID-19 pandemic, and supply constraints, which have hampered the initiation of new sites. Given the impact of these headwinds, we hope to complete enrollment of the trial in 2022. The MASTERS-2 study has received several regulatory designations including Special Protocol Assessment, or SPA, Fast Track and Regenerative Medicine Advanced Therapy, or RMAT, from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.
In addition, HEALIOS K.K., or Healios, has an ongoing clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan. TREASURE will be evaluated under the progressive regulatory framework for regenerative medicine therapies in Japan. Under the new framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the Pharmaceuticals and Medical Devices Agency, or PMDA, which is designed to expedite regulatory review and approval and is analogous to Fast Track designation from the FDA. Healios has reported that it is in the process of finalizing patient enrollment for the TREASURE study. We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways to review and approval afforded to us by the regulators in the United States, Europe and Japan.
•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from acute respiratory distress syndrome, or ARDS. The study results continue to demonstrate a predictable and favorable tolerability profile. Importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2020, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19, or the MACOVIA study, and the first patients were enrolled in May 2020. In September 2020, MultiStem cell therapy received RMAT designation for the ARDS program. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and has been amended, including to allow enrollment of subjects with ARDS induced by pathogens other than COVID-19. It is being conducted at leading pulmonary critical care centers throughout the United States. However, the scope and timing of our MACOVIA study may be adjusted to reflect rapidly changing standards of care for ARDS patients, and depending on regulatory discussions and funding sources.
Healios has also been conducting a clinical trial in Japan for patients with pneumonia-induced and COVID-induced ARDS, which is referred to as the ONE-BRIDGE study and, on August 6, 2021, Healios reported topline data from the ONE-BRIDGE study. Healios will continue ongoing consultations with the regulatory authorities to prepare for the potential application for manufacturing and marketing approval.
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
While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls, increase yield and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. Until such time as we are able to manufacture products ourselves in accordance with good manufacturing practices, we will continue to rely on third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or comply with applicable government regulations. From time to time, such third-party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of our and our partners’ clinical trials or potential commercial activities. In January 2021, we entered into a lease for a building that could potentially be developed into a state-of the art, commercial-scale manufacturing facility for our cell therapy product. We are studying the feasibility of building out the facility in stages as we complete our pivotal clinical trials, and assuming success, submit the required regulatory filings for commercialization.

We have a collaboration with Healios for MultiStem cell therapy to treat ischemic stroke and ARDS in Japan, and we provide product supply and manufacturing services to Healios.
Financial
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in November 2019, or the 2019 Equity Facility, and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. During the quarter ended June 30, 2021, we sold 8,500,000 shares of our common stock to Aspire Capital at an average price of $1.58 per share. During the quarter ended June 30, 2020, we had no sales of our common stock to Aspire Capital.
In June 2021, we entered into a new equity facility with Aspire Capital, or the 2021 Equity Facility, which provides us with the ability to sell up to $100.0 million of shares of our common stock over a three-year period. The terms of the 2021 Equity Facility are similar to the previous equity facilities, and we filed a registration statement for the resale of 40,000,000 shares of our common stock in connection with the 2021 Equity Facility.
In April 2020, we completed an underwritten public offering of our common stock, generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of our common stock at an offering price of $2.25 per share.
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
We have entered into a series of agreements with Healios, our collaborator in Japan. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide services to Healios for which we are compensated. Each license agreement with Healios has defined economic terms, and we may receive success-based milestone payments, some of which may be subject to credits. On August 5, 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which provides for resolution of certain issues under the existing agreements between the parties and reframes our collaboration to set the stage for productive efforts as Healios and our collaboration move towards commercialization of MultiStem in Japan. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. We will be entitled to new milestone payments in the amount of $3.0 million by June 2022 and $5.0 million upon completion of certain commercial manufacturing activities.
In March 2018, we entered into an investor rights agreement, or the Investor Rights Agreement, with Healios, which governs certain of our and Healios’ rights relating to Healios’ ownership of our common stock. Under the Investor Rights Agreement, Healios is permitted to participate in certain equity issuances as a means to maintain its proportional ownership of our common stock as of the time of issuance, which participation right was extended under the Framework Agreement until our 2023 annual meeting of stockholders. In May 2020, we entered into a purchase agreement with Healios providing for Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital. In May 2020, we sold to Healios 310,526 shares of our common stock at $1.72 per share for an aggregate purchase price of $0.5 million, in accordance with the terms of the Investor Rights Agreement.
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

Three Months Ended June 30, 2021 and 2020
Revenues. There were no revenues for the three months ended June 30, 2021 compared to $0.1 million for the three months ended June 30, 2020. Our collaboration revenues fluctuate from period-to-period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios. We expect our collaboration revenues to vary over time as we contract with Healios to perform manufacturing services and as we potentially enter into new collaborations.
Research and Development Expenses. Research and development expenses increased to $17.7 million for the three months ended June 30, 2021 from $13.8 million for the comparable period in 2020. The $3.9 million increase is associated with increases in clinical trial and manufacturing process development costs of $2.6 million, personnel costs of $0.8 million, facilities costs of $0.3 million and other costs of $0.2 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects, and we expect our annual 2021 research and development expenses to increase compared to 2020. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased slightly to $4.2 million for the three months ended June 30, 2021 from $4.4 million in the comparable period in 2020. The $0.2 million decrease was primarily related to decreased stock compensation expense. We expect our annual 2021 general and administrative expenses to increase compared to 2020.
Depreciation. Depreciation expense increased to $0.7 million for the three months ended June 30, 2021 from $0.2 million for the comparable period in 2020, due to the acceleration of depreciation for certain manufacturing equipment. We expect that our annual depreciation will increase in 2021 compared to 2020.
Other (Expense) Income, net. Other (expense) income, net, generally includes net foreign currency gains and losses, and net interest income and expense.
Six Months Ended June 30, 2021 and 2020
Revenues. There were no revenues for the six months ended June 30, 2021 compared to $0.1 million for the six months ended June 30, 2020. The revenue for the six months ended June 30, 2020 was primarily generated from our collaboration with Healios. Our collaboration revenues fluctuate from period to period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $35.2 million for the six months ended June 30, 2021 from $25.9 million in the comparable period in 2020. The $9.3 million net increase is associated with increases in clinical trial and manufacturing process development costs of $7.0 million, personnel costs of $1.5 million and other research and development costs of $0.8 million. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $13.0 million for the six months ended June 30, 2021 from $7.9 million in the comparable period in 2020. The $5.1 million increase was primarily related to legal expenses incurred in connection with the complaint filed by Dr. Kagimoto against the Company, its settlement and the expenses associated with Dr. Van Bokkelen’s resignation and his separation letter agreement, including $2.3 million of non-cash stock compensation expense. We expect our annual 2021 general and administrative expenses to increase compared to 2020.
Depreciation. Depreciation expense of $1.0 million for the six months ended June 30, 2021 was higher compared to $0.4 million for the comparable period in 2020 due to the accelerated depreciation for certain manufacturing equipment. We expect that our annual 2021 depreciation will increase compared to 2020.
Other Income, net. Other income, net, was $0.1 million for the six-month period ended June 30, 2021 and for the comparable 2020 period, and is typically comprised of interest income and expense and foreign currency gains and losses.

Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At June 30, 2021, we had $56.7 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. The COVID-19 pandemic could negatively impact our ability to access financing sources on the same or reasonably similar terms as were available to us before the pandemic. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $545.5 million at June 30, 2021. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative expenses associated with our operations. We use all of our sources of capital to develop our technologies, discover and develop therapeutic product candidates and develop business collaborations, and we may use our sources of capital to acquire certain technologies and assets.
We are entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. We also receive payments from Healios for clinical product supply and other manufacturing-related services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.
In April 2020, we completed an underwritten public offering of our common stock, generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of our common stock at an offering price of $2.25 per share.
In March 2020, Healios elected to exercise warrant, issued in 2018, in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, in accordance with the terms of the warrant. The proceeds of approximately $7.0 million were received in April 2020.
We have had equity purchase agreements in place since 2011 with Aspire Capital that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have the 2019 Equity Facility with Aspire Capital that was entered into in November 2019 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. During the quarter ended June 30, 2021, we sold 8,500,000 shares of our common stock to Aspire Capital at an average price of $1.58 per share. During the quarter ended June 30, 2020, we had no sales of our common stock to Aspire Capital. At June 30, 2021, there are 1,350,000 shares available under the 2019 Equity Facility.
In June 2021, we entered into the 2021 Equity Facility with Aspire Capital, which provides us with the ability to sell up to $100.0 million of shares of our common stock over a three-year period. The terms of the 2021 Equity Facility are similar to the previous equity facilities and we filed a registration statement for the resale of 40,000,000 shares of our common stock in connection with this facility. The registration statement relating to the 2021 Equity Facility was declared effective by the Securities and Exchange Commission on July 7, 2021.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. We intend to generate additional funding to meet our needs through business development and other transactions, payments resulting from achievement of milestones under our collaborator agreements, grant-funding activities and other activities. At June 30, 2021, we had available cash and cash equivalents of $56.7 million. We intend to meet our short-term liquidity needs with available cash and the use of our equity facilities. Over the longer term, we will continue to make use of available cash and may raise capital from time to time through our equity facilities, subject to any volume and price limitations, and equity offerings. We may also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
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
Cash Flow Analysis
Net cash used in operating activities was $37.2 million for the six months ended June 30, 2021 compared to $24.8 million for the six months ended June 30, 2020. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash used in investing activities was $0.8 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. The fluctuations over the periods were due to the timing of equipment purchases primarily for our manufacturing process development activities.
Financing activities provided cash of $43.1 million and $71.1 million for the six months ended June 30, 2021 and 2020, respectively, primarily from the issuance of our common stock to Aspire Capital under our equity purchase agreements and, for the 2020 period, the issuance of our common stock in an underwritten public offering. Also included in financing activities for the six months ended June 30, 2021 and June 30, 2020 are shares retained for withholding tax payments on stock-based awards.
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
•the possibility of delays, work stoppages or interruptions in manufacturing by third parties or us, such as due to material supply constraints, contaminations, operational restrictions due to COVID-19 or other public health emergencies, labor constraints, regulatory issues or other factors that could negatively impact our trials and the trials of our collaborators;
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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Aspire Capital Equity Purchase Agreement
During the quarter ended June 30, 2021, we sold 8,500,000 shares of our common stock to Aspire Capital under the 2019 Equity Facility, our equity purchase agreement, generating proceeds of $13.4 million. As described above, in June 2021, we entered into the 2021 Equity Facility with Aspire Capital to sell up to $100.0 million of shares of our common stock over a three-year period. All sales to Aspire Capital made during the quarter ended June 30, 2021 were made pursuant to the 2019 Equity Facility. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act because it did not involve a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, Aspire Capital had the necessary investment intent.

Item 5.    Other Information.
On August 5, 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support (the “Framework Agreement”) with Healios. As previously disclosed, we have had a commercial collaboration with Healios since 2016. The Framework Agreement provides for resolution of certain issues under the existing agreements between the parties and improves the collaboration structure to set the stage for productive efforts as Healios moves closer to potential commercialization of MultiStem in Japan. We are changing the collaboration with Healios through amendments, waivers, consents or terminations of certain existing agreements or entering into new agreements as outlined in the Framework Agreement.

The agreements provide Healios access to Athersys’s manufacturing technology to enable Healios to manufacture MultiStem products, using a qualified manufacturer, for a potential commercial launch in Japan and allow Athersys to focus resources on advanced commercial manufacturing development. Further, they clarify Athersys’s role in providing support services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. The parties will share investment in commercial preparation and product supply through investment by Healios in certain manufacturing preparation activities and additional production capacity for Japan and, through deferrals and certain adjustments to financial terms of the existing license agreement, including milestones and royalties, during the early commercial phase. Additionally, Healios’ license in Japan will be expanded to include two new additional indications under certain conditions to enable Healios to further leverage its investment in MultiStem while providing us the opportunity for additional royalties from this market. To increase alignment between the companies and create incentives for accelerated execution and investment, the agreements provide for $8.0 million in new milestone payments available to us tied to certain Japan commercial manufacturing activities and the establishment of large scale manufacturing relevant to Japan, and warrants (the “Warrants”) issued to Healios to purchase up to a total of 10,000,000 shares of our common stock (the “Warrant Shares”) at a premium to the current market price and exercisable for 60 days following regulatory approval for ARDS and ischemic stroke, respectively.
Under the terms of one of the Warrants (the “ARDS Warrant”), Healios will have the right to exercise such Warrant within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ARDS. The ARDS Warrant is also exercisable prior to such approval upon our public announcement of the entry into an agreement that is expected to result in a change of control of the Company. Under the terms of the ARDS Warrant, Healios will have the right to purchase up to an aggregate of 3,000,000 Warrant Shares at the following exercise prices during the following periods: (a) $1.80 per Warrant Share during the period from August 5, 2021 up to, but not including, January 1, 2024, (b) $1.98 per Warrant Share during the period from January 1, 2024 up to, but not including, January 1, 2025 and (c) $2.18 per Warrant Share during the period from January 1, 2025 through July 31, 2026.
Under the terms of the other Warrant (the “Stroke Warrant”), Healios will have the right to exercise such Warrant within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke. The Stroke Warrant is also exercisable prior to such approval upon our public announcement of the entry into an agreement that is expected to result in a change of control of the Company. Under the terms of the Stroke Warrant, Healios will have the right to purchase up to an aggregate of 7,000,000 Warrant Shares at the following exercise prices during the following periods: (a) $2.40 per Warrant Share during the period from August 5, 2021 up to, but not including, January 1, 2024, (b) $2.52 per Warrant Share during the period from January 1, 2024 up to, but not including, January 1, 2025 and (c) $2.65 per Warrant Share during the period from January 1, 2025 through July 31, 2026.
We may terminate the Warrants under certain conditions, including the termination of any license agreement and/or collaboration agreement, in effect when the Warrants were issued, between us and Healios as a result of an uncured material breach by Healios that has triggered such termination. The Warrants also provide that the number of Warrant Shares to be issued thereunder will be limited to the extent that Healios and its affiliates would beneficially own more than 19.9% of our common stock after giving effect to such exercise and issuance.
The issuance of the Warrants and the Warrant Shares that may be issued from time to time to Healios under the Warrants are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
As previously disclosed, on February 16, 2021, we entered into a cooperation agreement, (the “Cooperation Agreement”) with Healios and Dr. Tadahisa Kagimoto pursuant to which Healios agreed to certain customary standstill provisions, effective as of the date of the Cooperation Agreement and continuing through the conclusion of our 2022 annual meeting of stockholders (the “Standstill Period”). These provisions prohibit Healios from, among other things, acquiring securities that would result in Healios beneficially owning more than 9.9% of our outstanding shares of common stock, inclusive of Healios’s current holdings (the “Ownership Limitation”) and engaging in certain other actions with respect to our stockholder meetings or securities. In addition, under the Cooperation Agreement, during the Standstill Period, we agree to provide notice to Healios of certain equity issuances and to allow Healios to participate in certain issuances to maintain its proportionate ownership of our common stock as of the time of such issuance, subject to a maximum participation of 19.9% of any such issuance, and subject to the Ownership Limitation.
In connection with the execution of the Framework Agreement, we entered into an amendment to the Cooperation Agreement with Healios to extend the Standstill Period for the provisions described above until the conclusion of our 2023 annual meeting of stockholders. The amendment to the Cooperation Agreement also provides that the Warrant Shares will be excluded from the calculation of the Ownership Limitation.
Additionally, as previously disclosed, we are parties to an Investor Rights Agreement (the “Investor Rights Agreement”) with Healios, which governs certain of our and Healios’ rights relating to Healios’ ownership of our common stock and participation on our Board of Directors. In connection with the execution of the Framework Agreement, Healios agreed to terminate its existing right under the Investor Rights Agreement to nominate two nominees for election to our Board of Directors if Healios beneficially owned 15% or more of our outstanding shares of common stock. Healios retains the right to appoint one nominee for election to our Board of Directors if Healios beneficially owns 5% or more of our outstanding shares of common stock. Dr. Kagimoto, Chairman and Chief Executive Officer of Healios, currently serves on our Board of Directors as the Healios designee.

Item 6.    Exhibits.

Exhibit No.	Description

3.1
Certificate of Amendment to Certificate of Incorporation of Athersys, Inc., as amended, effective as of June 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-3 (Commission No. 333-257409) filed with the Commission on June 25, 2021).

10.1*
Common Stock Purchase Agreement, dated as of June 24, 2021, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 25, 2021).

10.2*
Registration Rights Agreement, dated as of June 24, 2021, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8‑K (Commission No. 001-33876) filed with the Commission on June 25, 2021).

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

101	The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended June 30, 2021, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

•Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: August 9, 2021	/s/ William Lehmann
William Lehmann
Interim Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

Date: August 9, 2021	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer
(principal financial officer authorized to sign on behalf of the registrant)