Form 10-Q
period 2021-09-30
ATHERSYS, INC / NEW
filed 2021-11-15
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 10, 2021 was 235,235,247.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,671	$51,546
Accounts receivable from Healios	3,400	89
Unbilled accounts receivable from Healios	3,000	—
Prepaid expenses and other	2,066	2,926
Total current assets	58,137	54,561
Operating right-of-use assets, net	8,828	648
Property and equipment, net	3,613	3,155
Deposits and other	1,511	1,350
Total assets	$72,089	$59,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,080	$11,337
Accounts payable to Healios	—	1,705
Operating lease liabilities, current	835	480
Accrued compensation and related benefits	3,434	1,779
Accrued clinical trial related costs	3,660	6,870
Accrued expenses and other	577	718
Deferred revenue - Healios	2,094	65
Total current liabilities	27,680	22,954
Accounts payable to Healios, non-current	1,119	—
Operating lease liabilities, non-current	8,744	197
Advance from Healios	5,199	5,201
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, and 235,230,247 issued and outstanding at September 30, 2021 and 300,000,000 shares authorized, and 201,973,582 shares issued and outstanding at December 31, 2020	235	202
Additional paid-in capital	590,745	527,549
Accumulated deficit	(561,633)	(496,389)
Total stockholders’ equity	29,347	31,362
Total liabilities and stockholders’ equity	$72,089	$59,714
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Contract revenue from Healios	$4,792	$85	$4,792	$162
Grant revenue	—	1	—	8
Total revenues	4,792	86	4,792	170
Costs and expenses
Research and development	17,162	18,471	52,361	44,333
General and administrative	3,632	3,700	16,627	11,606
Depreciation	220	233	1,187	645
Total costs and expenses	21,014	22,404	70,175	56,584
Loss from operations	(16,222)	(22,318)	(65,383)	(56,414)
Other income (expense), net	45	(225)	139	(145)
Net loss and comprehensive loss	$(16,177)	$(22,543)	$(65,244)	$(56,559)
Net loss per share, basic and diluted	$(0.07)	$(0.11)	$(0.30)	$(0.31)
Weighted average shares outstanding, basic and diluted	229,218	197,343	220,025	183,841
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2020	—	$—	201,973,582	$202	$527,549	$(496,389)	$31,362
Stock-based compensation	—	—	—	—	3,903	—	3,903
Issuance of common stock	—	—	15,200,000	15	30,480	—	30,495
Issuance of common stock under equity compensation plan	—	—	437,925	1	(612)	—	(611)
Net comprehensive loss	—	—	—	—	—	(26,468)	(26,468)
Balance at March 31, 2021	—	—	217,611,507	218	561,320	(522,857)	38,681
Stock-based compensation	—	—	—	—	1,788	—	1,788
Issuance of common stock, net of issuance cost	—	—	8,500,000	8	13,284	—	13,292
Issuance of common stock under equity compensation plan	—	—	143,586	—	(116)	—	(116)
Net comprehensive loss	—	—	—	—	—	(22,599)	(22,599)
Balance at June 30, 2021	—	—	226,255,093	226	576,276	(545,456)	31,046
Stock-based compensation	—	—	—	—	1,407	—	1,407
Issuance of common stock, net of issuance cost	—	—	8,850,000	9	13,148	—	13,157
Issuance of common stock under equity compensation plan	—	—	125,154	—	(86)	—	(86)
Net comprehensive loss	—	—	—	—	—	(16,177)	(16,177)
Balance at September 30, 2021	—	$—	235,230,247	$235	$590,745	$(561,633)	$29,347
See accompanying notes to unaudited condensed consolidated financial statements

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2019	—	$—	159,791,585	$160	$—	$440,735	$(417,624)	$23,271
Stock-based compensation	—	—	—	—	—	1,280	—	1,280
Stock subscription receivable from Healios warrant exercise	—	—	4,000,000	4	(7,040)	7,036	—	—
Issuance of common stock	—	—	6,825,000	7	—	10,243	—	10,250
Issuance of common stock under equity compensation plan	—	—	153,504	—	—	(149)	—	(149)
Net comprehensive loss	—	—	—	—	—	—	(15,644)	(15,644)
Balance at March 31, 2020	—	—	170,770,089	171	(7,040)	459,145	(433,268)	19,008
Stock-based compensation	—	—	—	—	—	2,579	—	2,579
Stock subscription receivable from Healios warrant exercise	—	—	—	—	7,040	—	—	7,040
Issuance of common stock, net of issuance cost	—	—	25,587,500	26	—	53,665	—	53,691
Issuance of common stock to Healios	—	—	310,526	—	—	534	—	534
Issuance of common stock under equity compensation plan	—	—	340,447	—	—	(302)	—	(302)
Net comprehensive income	—	—	—	—	—	—	(18,372)	(18,372)
Balance at June 30, 2020	—	—	197,008,562	197	—	515,621	(451,640)	64,178
Stock-based compensation	—	—	—	—	—	1,651	—	1,651
Issuance of common stock, net of issuance cost	—	—	395,000	1	—	1,094	—	1,095
Issuance of common stock under equity compensation plan	—	—	182,170	—	—	(219)	—	(219)
Net comprehensive loss	—	—	—	—	—	—	(22,543)	(22,543)
Balance at September 30, 2020	—	$—	197,585,732	$198	$—	$518,147	$(474,183)	$44,162
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities
Net loss	$(65,244)	$(56,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,187	645
Stock-based compensation	7,098	5,510
Operating right-of-use assets, net	232	9
Changes in operating assets and liabilities:
Accounts receivable	—	17
Accounts receivable from Healios - billed and unbilled	(6,311)	804
Prepaid expenses, deposits and other	699	(1,161)
Accounts payable, accrued expenses and other	4,047	6,200
Accounts payable to Healios	(586)	137
Deferred revenue - Healios	2,029	—
Advance from Healios	(2)	(137)
Net cash used in operating activities	(56,851)	(44,535)
Investing activities
Purchases of equipment	(1,154)	(735)
Net cash used in investing activities	(1,154)	(735)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	56,944	65,036
Proceeds from issuance of common stock to Healios	—	534
Shares retained for withholding tax payments on stock-based awards	(814)	(670)
Proceeds from exercise of warrants - Healios	—	7,040
Net cash provided by financing activities	56,130	71,940
(Decrease) Increase in cash and cash equivalents	(1,875)	26,670
Cash and cash equivalents at beginning of the period	51,546	35,041
Cash and cash equivalents at end of the period	$49,671	$61,711

Non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	$9,162	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Nine-Month Periods Ended September 30, 2021 and 2020

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
We have incurred losses since our inception in 1995 and had an accumulated deficit of $561.6 million at September 30, 2021, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. At September 30, 2021, we had available cash and cash equivalents of $49.7 million. We believe that our existing cash balance, available proceeds from our existing equity facility, our ability to defer certain spending and potential deferrals and delays in certain non-core programs will enable us to meet our obligations as they come due at least for a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements.
Importantly, upcoming clinical trial results from the TREASURE study, conducted by our collaborator in Japan, HEALIOS K.K. (“Healios”) and our MASTERS-2 study, both evaluating MultiStem (invimestrocel) cell therapy for the treatment of ischemic stroke, may have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the outcome of these clinical trials, we may accelerate, defer or stage the timing of certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we generate positive cash flow as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and their related license fees, milestones and potential royalties, the sale of equity securities from time to time, including through our equity facility, and grant-funding opportunities.
Healios Framework Agreement
On August 5, 2021, we expanded our partnership with Healios by entering into the Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support (the “Framework Agreement”) to optimize and better align the collaboration structure to drive therapeutic reach and commercial success in Japan for the MultiStem product following potential regulatory approval. The Framework Agreement provides for planned investment by Healios in certain manufacturing preparation activities. We have agreed to defer certain milestone payments and potentially adjust royalty payments during the initial commercial launch period. Refer to Note 5 for additional information on the Framework Agreement.
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
In connection with the execution of the Framework Agreement, certain issues as contemplated by the Cooperation Agreement were resolved and the Cooperation Agreement was amended to extend certain customary standstill provisions until the conclusion of our 2023 annual meeting of stockholders.
Lease Agreement
On January 4, 2021, we entered into an operating lease agreement to lease approximately 214,000 square feet of warehouse and office space. The initial lease term is approximately ten years and includes five renewal options with terms of five years each. The lease commenced on May 1, 2021, upon us taking control of the warehouse and office space on that date. Base annual rent for the first year is approximately $1.3 million with 2.0% annual rent escalators. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $9.2 million, which represented the present value of remaining lease payments over the initial lease term, using an incremental borrowing rate of 9.0%. The terms of the lease agreement also include an allowance in the amount of $0.7 million for the cost of construction of office and laboratory space expected to be completed in the fourth quarter of 2021. We are also obligated to pay certain variable expenses separately from the base rent, including utilities, real estate taxes and common area maintenance. Such costs are considered non-lease components and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred.
Retention Program
In the first quarter of 2021, we entered into retention letter agreements (“Retention Agreements”) with our executive officers and certain other employees in leadership positions. Each Retention Agreement provides for, among other things, a cash retention bonus and a stock option award, each with vesting tied to continued employment. The cash retention bonuses generally represent a percentage of the employee’s annual compensation and generally vest in full if employed on May 1, 2022. The stock option awards generally vest one-third on May 1, 2022 with the remainder vesting on May 1, 2023 and include a provision for accelerated vesting upon termination without cause. The total stock compensation expense related to the stock option awards is approximately $2.8 million and is being expensed ratably over the vesting period. In April 2021, we expanded the retention program to all then-current employees of the Company, providing for a cash retention bonus with vesting also tied to continued employment through May 1, 2022. The total cash retention bonus is approximately $2.5 million, which is being expensed ratably over the respective vesting periods.
Chief Executive Officer Separation Letter Agreement
Effective February 15, 2021, Dr. Gil Van Bokkelen resigned from his position as the Company’s Chief Executive Officer and Chairman of the Board. In connection with his resignation, the Company and Dr. Van Bokkelen entered into a separation letter agreement (the “Separation Letter”) entitling him to severance payments and benefits with an aggregate value of approximately $1.0 million payable in installments over an 18-month period, and providing for a total lump sum payment of approximately $0.2 million. At September 30, 2021, we recorded a liability in the amount of $0.5 million, which represents the remaining installments payable to Dr. Van Bokkelen. The lump sum payment was made to Dr. Van Bokkelen in March 2021. The related expense is recorded in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.
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
2. Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU is effective for fiscal years beginning after December 15, 2020. We adopted this ASU prospectively on January 1, 2021, and the adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.

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
3. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of our common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. We have two warrants outstanding to purchase an aggregate of 10,000,000 shares of our common stock that were issued to Healios in August 2021. The warrants are not yet exercisable according to their terms. Refer to Note 7 for additional details.
The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock-based awards	25,189	20,585	25,189	20,585
Healios warrants – see Note 7	10,000	—	10,000	—
Total	35,189	20,585	35,189	20,585

4. Property and Equipment, net

	For the periods ended
Property and equipment consists of (in thousands):	September 30, 2021	December 31, 2020
Laboratory equipment	$8,946	$9,225
Office equipment and leasehold improvements	3,895	3,336
Process development equipment not yet in service	650	294
	13,491	12,855
Accumulated depreciation	(9,878)	(9,700)
	$3,613	$3,155

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
In August 2021, the Company and Healios entered into the Framework Agreement, which provides for clarification under and modifies the existing agreements between the parties and reframes our collaboration to set the stage for productive efforts as

Healios and our collaboration move towards commercialization of MultiStem in Japan. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. We will be entitled to new milestone payments in the amount of $3.0 million by June 2022 and $5.0 million upon completion of certain commercial manufacturing activities. Additionally, accounts payable to Healios have been reduced to $1.1 million and are due on or before December 31, 2022. In connection with the execution of the Framework Agreement, the Cooperation Agreement was amended to extend certain customary standstill provisions until the conclusion of our 2023 annual meeting of stockholders. We also issued two warrants (together, the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 10,000,000 shares of our common stock at an exercise price at a premium to the then-current market price and exercisable for 60 days following regulatory approval for ARDS and ischemic stroke, respectively. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of September 30, 2021, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable.
Refer to Note 7 regarding the 2021 Warrants issued to Healios in connection with the Framework Agreement, as well as Healios’ exercise, in March 2020, of its warrant that was issued in 2018 and its exercise of a right to participate in certain equity transactions in May 2020.
Healios Revenue Recognition
At the inception of the Healios arrangement and again each time that the arrangement is modified, all material performance obligations are identified, which currently include one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. It was determined that the performance obligation encompassed by the Framework Agreement is separate and distinct within the context of the contract. We determined the transaction price includes estimated payments for reimbursable services to be performed and the milestone payment due no later than June 2022. We allocated the total transaction price to this one performance obligation. We began recognizing this revenue beginning in the third quarter of 2021 as the services are being performed, which are expected to be completed in the first quarter of 2022. The remaining transaction price for the performance obligation that was not yet delivered is $4.2 million at September 30, 2021. During the three and nine months ended September 30, 2021, we recognized approximately $4.3 million of revenue associated with this performance obligation. We recognized revenue of approximately $0.5 million for the three and nine months ended September 30, 2021, and no revenue for the three and nine months ended September 30, 2020 from performance obligations satisfied in previous periods.
Unbilled Accounts Receivable
We record amounts that are due to us under contractual arrangements and for which we have the unconditional right to consideration. At September 30, 2021, the unbilled accounts receivable from Healios was $3.0 million, which represents a milestone payment owed to us under the Framework Agreement.
Deferred Revenue - Healios
Amounts included in deferred revenue are determined at the contract level, and for our Healios collaboration, such amounts are considered a contract liability. Amounts received or owed to us from customers or collaborators in advance of our performance of services or other deliverables are included in deferred revenue, with those amounts that are unconditional being included in either accounts receivable from Healios or unbilled accounts receivable from Healios.
During the three and nine months ended September 30, 2021, revenue recognized from contract liabilities as of the beginning of the respective period was $0.1 million. No revenue was recognized from contract liabilities during the three and nine months ended September 30, 2020. At September 30, 2021, the contract liability, included in deferred revenue - Healios on the unaudited condensed consolidated balance sheets, is classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
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

Disaggregation of Revenues
We recognize license-related amounts, including upfront payments, exclusivity fees, additional disease indication fees and milestones at a point in time when earned. Similarly, product supply revenue is recognized at a point in time upon delivery, as defined in the applicable product supply contracts, while service revenue (e.g., manufacturing readiness) is recognized when earned over time in proportion to the contractual services provided. For performance obligations satisfied over time, we apply an appropriate method of measuring progress each reporting period and, if necessary, adjust the estimates of performance and the related revenue recognition.

The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$283	$—	$85	$—
Service revenue	—	4,509	—	—
Total disaggregated revenues	$283	$4,509	$85	$—

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$283	$—	$162	$—
Service revenue	—	4,509	—	—
Total disaggregated revenues	$283	$4,509	$162	$—

6. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of our common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. Under the EICP, in the three months ended September 30, 2021, we granted 162,653 stock options and RSUs to our employees.
As of September 30, 2021, a total of 3,205,259 shares were available for issuance under the EICP, and stock-based awards representing 24,189,138 shares of our common stock were outstanding under our current and former equity incentive plans, and inducement awards granted outside of our equity incentive plans to purchase 1,000,000 shares of our common stock were outstanding. For the three months ended September 30, 2021 and 2020, stock-based compensation expense was approximately $1.4 million and $1.7 million, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation expense was approximately $7.1 million and $5.5 million, respectively. At September 30, 2021, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $13.9 million, which is expected to be recognized by the end of 2025 using the straight-line method.
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
7. Stockholders’ Equity
Equity Purchase Agreement
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC (“Aspire Capital”) that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in June 2021 (the “2021 Equity Facility”) and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2021 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we filed a registration statement for the resale of 40,000,000 shares of our common stock in connection with the 2021 Equity Facility. Our prior equity facility that was entered into in November 2019 was fully utilized and terminated during the third quarter of 2021.
We sold 8,850,000 shares to Aspire Capital at an average price of $1.49 per share in the third quarter of 2021, generating proceeds of $13.2 million, and sold 32,550,000 shares to Aspire Capital at an average price of $1.75 per share during the nine months ended September 30, 2021, generating proceeds of $57.1 million. We sold 395,000 shares to Aspire Capital at an average price of $2.77 per share in the third quarter of 2020, generating proceeds of $1.1 million, and we sold 7,220,000 shares to Aspire Capital at an average price of $1.57 per share during the nine months ended September 30, 2020, generating proceeds of $11.3 million.
Public Offering
In April 2020, we completed an underwritten public offering of our common stock, generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of our common stock at an offering price of $2.25 per share.
Healios 2021 Warrants
In August 2021, we issued the 2021 Warrants to Healios to purchase up to an aggregate of 10,000,000 shares of our common stock. One of the 2021 Warrants is for the purchase of up to 3,000,000 shares at an exercise price of $1.80 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the Pharmaceuticals and Medical Devices Agency in Japan (the “PMDA”) for the intravenous administration of MultiStem to treat patients who are suffering from acute respiratory distress syndrome. The other 2021 Warrant is for the purchase of up to 7,000,000 shares at an exercise price of $2.40 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke. The 2021 Warrants may be terminated by us under certain conditions and have an exercise cap triggered at Healios’ ownership of 19.9% of our common stock.
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

In connection with the Framework Agreement, Healios agreed to terminate its existing right under the Investor Rights Agreement to nominate two nominees for election to the Board, if Healios beneficially owned 15.0% or more of our outstanding shares of common stock. Healios retains the right to appoint one nominee for election to the Board if Healios beneficially owns 5.0% or more of our outstanding shares of common stock.
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
Overview and Recent Developments
We are a biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem (invimestrocel) cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product in clinical development in several therapeutic and geographic areas. Our clinical development programs are focused on treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment.
The COVID-19 pandemic adversely impacted operations at certain clinical sites involved in our ongoing clinical studies. It is possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. Further, the outbreak of COVID-19 has heightened the risk that members of our workforce may suffer illness or otherwise be unable to work. Although vaccines are available in various countries where we operate, it is possible the COVID-19 pandemic may continue to impact the Company’s ongoing operations. The impact of the COVID-19 pandemic is fluid and continues to evolve, and, therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in North America, Europe and certain other international locations, who have suffered moderate to moderate-severe ischemic stroke. We initiated the study with a limited number of high-enrolling sites and have been bringing on additional sites over time in line with clinical product supply and clinical operations objectives. Enrollment has been impacted at some clinical sites due to operational restrictions at the hospital sites, including hospital staff redeployment in response to the COVID-19 pandemic, and supply constraints, which have hampered the initiation of new sites. Given the impact of these headwinds, we are working to and hope to complete enrollment of the trial by the end of 2022. We have recently initiated sites outside of the U.S. in accordance with our overall development plan. The MASTERS-2 study has received several regulatory designations including Special Protocol Assessment, or SPA, Fast Track and Regenerative Medicine Advanced Therapy, or RMAT, from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.
In addition, HEALIOS K.K., or Healios, our collaborator in Japan, announced during the third quarter of 2021 that it has completed patient enrollment in its clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan. Healios has announced recently that, based on the advice of the Pharmaceuticals and Medical Devices Agency, or PMDA, in order to avoid any potential bias to the 365-day data (and related secondary endpoints) that could result from unblinding and disclosure of 90-day data (primary endpoint), the decision was made that the 90-day unblinding, data analysis and release would take place after the 365-day data is locked. This will follow the last patient’s one-year follow-up visit. Healios expects this last patient visit to occur in March of 2022. TREASURE will be evaluated under the progressive regulatory framework for regenerative medicine therapies in Japan. Under the new framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the PMDA, which is designed to expedite regulatory review and approval and is analogous to Fast Track designation from the FDA. We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways to review and approval afforded to us by the regulators in the United States, Europe and Japan.
•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from acute respiratory distress syndrome, or ARDS, which is referred to as the MUST-ARDS study. The study results continue to demonstrate a predictable and favorable tolerability profile. Importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2020, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19, or the MACOVIA study, and the first patients were enrolled in May 2020. In September 2020, MultiStem cell therapy received RMAT designation for the ARDS program. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2/3 portion, and has been amended, including to allow enrollment of subjects with ARDS induced by pathogens other than COVID-19. It is being conducted at leading pulmonary critical care centers throughout the United States. However, the scope and timing of our MACOVIA study may be adjusted to reflect rapidly changing standards of care for ARDS patients, and depending on regulatory discussions and business considerations.
Healios has also been conducting a clinical trial in Japan for patients with pneumonia-induced and COVID-induced ARDS, which is referred to as the ONE-BRIDGE study and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. The ONE-BRIDGE study results appear to be generally consistent with the MUST-ARDS study results with an increase in ventilator-free days and lower mortality in the MultiStem-treated group compared to patients receiving standard-of-care-treatment. Healios will continue ongoing consultations with the regulatory authorities to prepare for the potential application for manufacturing and marketing approval.
•Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. The trial is being conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product for the trial as well as regulatory and operational support. Enrollment commenced in December 2020. Study activity has been affected by the COVID-19 pandemic.
While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls and quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. Until such time as we are able to manufacture products ourselves in accordance with good manufacturing practices, we will continue to rely on third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or comply with applicable government regulations. From time to time, such third-party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of our and our partners’ clinical trials or potential commercial activities. In January 2021, we entered into a lease for a building that could potentially be developed into a state-of-the-art, commercial-scale manufacturing facility for our cell therapy product. We are studying the feasibility of building out the facility in stages as we complete our pivotal clinical trials, and assuming success, submit the required regulatory filings for commercialization.
Financial
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in June 2021, or the 2021 Equity Facility, and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. Our prior equity facility with Aspire Capital that was entered into during November 2019 was fully utilized and terminated during the third quarter of 2021. During the quarter ended September 30, 2021, we sold 8,850,000 shares of our common stock to Aspire Capital at an average price of $1.49 per share. During the quarter ended September 30, 2020, we sold 395,000 shares of our common stock to Aspire Capital at an average price of $2.77 per share.
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
We have entered into a series of agreements with Healios, our collaborator in Japan. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide services to Healios for which we are compensated. Each license agreement with Healios has defined economic terms, and we may receive success-based milestone payments, some of which may be subject to credits. In August 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which provides for resolution of certain issues under the existing agreements between the parties and reframes our collaboration to set the stage for productive efforts as Healios and our collaboration move towards commercialization of MultiStem in Japan. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. We will be entitled to new milestone payments in the amount of $3.0 million by June 2022 and $5.0 million upon completion of certain commercial manufacturing activities.
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

Three Months Ended September 30, 2021 and 2020
Revenues. Revenues for the three months ended September 30, 2021 were $4.8 million compared to $0.1 million for the three months ended September 30, 2020. The $4.7 million increase is primarily associated with services provided under the Framework Agreement. Our collaboration revenues fluctuate from period-to-period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios. We expect our collaboration revenues to vary over time as we contract with Healios to perform manufacturing services and as we potentially enter into new collaborations.
Research and Development Expenses. Research and development expenses decreased to $17.2 million for the three months ended September 30, 2021 from $18.5 million for the comparable period in 2020. The $1.3 million decrease is associated with decreases in clinical trial and manufacturing process development costs of $2.0 million and internal research supplies of $0.6 million. These decreases were partially offset by increases in personnel costs of $0.5 million, facilities costs of $0.4 million, and outside service costs of $0.4 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses were $3.6 million for the three months ended September 30, 2021 which was slightly lower than the $3.7 million for the comparable period in 2020.
Depreciation. Depreciation expense remained consistent at $0.2 million for the three months ended September 30, 2021 and for the comparable period in 2020. We expect that our annual depreciation will increase in 2021 compared to 2020.
Other Income (Expense), net. Other income (expense), net, generally includes net foreign currency gains and losses, and net interest income and expense.
Nine Months Ended September 30, 2021 and 2020
Revenues. Revenues for the nine months ended September 30, 2021 were $4.8 million compared to $0.2 million for the nine months ended September 30, 2020. The $4.6 million increase is primarily associated with services provided under the Framework Agreement. Our collaboration revenues fluctuate from period to period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $52.4 million for the nine months ended September 30, 2021 from $44.3 million in the comparable period in 2020, and we expect our annual 2021 research and development expenses to increase compared to 2020. The $8.1 million net increase is associated with increases in clinical trial and manufacturing process development costs of $4.9 million, personnel costs of $1.9 million, facilities costs of $0.7 million and other research and development costs of $0.6 million. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $16.6 million for the nine months ended September 30, 2021 from $11.6 million in the comparable period in 2020. The $5.0 million increase was primarily related to legal expenses incurred in connection with the complaint filed by Dr. Kagimoto against the Company, its settlement and the expenses associated with Dr. Van Bokkelen’s resignation and his separation letter agreement, including $2.3 million of non-cash stock compensation expense. We expect our annual 2021 general and administrative expenses to increase compared to 2020.
Depreciation. Depreciation expense of $1.2 million for the nine months ended September 30, 2021 was higher compared to $0.6 million for the comparable period in 2020 due to the accelerated depreciation for certain manufacturing equipment. We expect that our annual 2021 depreciation will increase compared to 2020.
Other Income (Expense), net. Other income (expense), net, was $0.1 million for the nine-month period ended September 30, 2021, and other expense, net, was $0.1 million for the comparable period in 2020, and both are typically comprised of interest income and expense and foreign currency gains and losses.

Liquidity and Capital Resources
Our sources of liquidity include our cash balances. At September 30, 2021, we had $49.7 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. The COVID-19 pandemic could negatively impact our ability to access financing sources on the same or reasonably similar terms as were available to us before the pandemic. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We incurred losses since inception of operations in 1995 and had an accumulated deficit of $561.6 million at September 30, 2021. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, acquisition and licensing costs, and general and administrative expenses associated with our operations. We use all of our sources of capital to develop our technologies, discover and develop therapeutic product candidates and develop business collaborations, and we may use our sources of capital to acquire certain technologies and assets.
We are entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. Under the Framework Agreement we are entitled to a new milestone payment in the amount of $3.0 million by June 2022. We also receive payments from Healios for clinical product supply and other manufacturing-related services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future.
In April 2020, we completed an underwritten public offering of our common stock, generating gross proceeds of approximately $57.6 million and net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of our common stock at an offering price of $2.25 per share.
In March 2020, Healios elected to exercise its warrant, issued in 2018, in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, in accordance with the terms of the warrant. The proceeds of approximately $7.0 million were received in April 2020.
We have had equity purchase agreements in place since 2011 with Aspire Capital that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have the 2021 Equity Facility with Aspire Capital that was entered into in June 2021 and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. Our prior equity facility with Aspire Capital that was entered into in November 2019 was fully utilized and terminated during the third quarter of 2021. During the quarter ended September 30, 2021, we sold 8,850,000 shares of our common stock to Aspire Capital at an average price of $1.49 per share. During the quarter ended September 30, 2020, we sold 395,000 shares of our common stock to Aspire Capital at an average price of $2.77.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible approval and commercial activities. We intend to generate additional funding to meet our needs through business development and other transactions, payments resulting from achievement of milestones under our collaborator agreements, grant-funding activities and other activities. At September 30, 2021, we had available cash and cash equivalents of $49.7 million. We intend to meet our short-term liquidity needs with available cash and the use of our equity facility. Over the longer term, we will continue to make use of available cash and may raise capital from time to time through our equity facility, subject to any volume and price limitations, and equity offerings. We may also manage our cash by deferring certain discretionary costs and staging certain development costs to extend our operational runway, as needed. Over time, we may consider borrowing from financing institutions.
Our capital requirements depend on a number of factors, including progress in our clinical development programs, our clinical and preclinical pipeline of additional product opportunities and their stage of development, additional external costs, such as payments to contract research organizations and contract manufacturing organizations, additional personnel costs and the costs of filing and prosecuting patent applications and enforcing patent claims. Furthermore, delays in product supply for our clinical trials may impact the timing and cost of such studies. The availability of funds impacts our ability to advance multiple clinical programs concurrently, and any shortfall in funding could result in our having to delay or curtail research and development efforts. Further, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms.
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

Cash Flow Analysis
Net cash used in operating activities was $56.9 million for the nine months ended September 30, 2021 compared to $44.5 million for the nine months ended September 30, 2020. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts receivable, accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash used in investing activities was $1.2 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. The fluctuations over the periods were due to the timing of equipment purchases primarily for our manufacturing process development activities.
Financing activities provided cash of $56.1 million and $71.9 million for the nine months ended September 30, 2021 and 2020, respectively, primarily from the issuance of our common stock to Aspire Capital under our equity purchase agreements and, for the 2020 period, the issuance of our common stock in an underwritten public offering. Also included in financing activities for the nine months ended September 30, 2021 and September 30, 2020 are shares retained for withholding tax payments on stock-based awards.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Management Estimates
The Securities and Exchange Commission, or the SEC, defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:
•our ability to raise capital to fund our operations, including but not limited to, our ability to access our traditional financing sources;

•the timing and nature of results from MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial evaluating the administration of MultiStem for the treatment of ischemic stroke, and the Healios TREASURE and ONE-BRIDGE clinical trials in Japan evaluating the treatment in stroke and ARDS patients, respectively, including the timing of the release of data by Healios from its clinical trials, which could be delayed by, among other things, the regulatory process with the PMDA;
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
•the possibility that the COVID-19 pandemic could continue to delay clinical site initiation, clinical trial enrollment, regulatory review and potential receipt of regulatory approvals, payments of milestones under our license agreements and commercialization of one or more of our product candidates, if approved;
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
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and is subject to these other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. Although we currently believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Aspire Capital Equity Purchase Agreement
During the quarter ended September 30, 2021, we sold 8,850,000 shares of our common stock, in the aggregate, to Aspire Capital under the 2021 Equity Facility and our prior equity facility with Aspire Capital that was entered into in November 2019, generating proceeds of $13.2 million. Our prior equity facility with Aspire Capital that was entered into in November 2019 was fully utilized and terminated during the third quarter of 2021. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act because it did not involve a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, Aspire Capital had the necessary investment intent.

Item 6.    Exhibits.

Exhibit No.	Description

4.1	Common Stock Purchase Warrant (ARDS) issued to HEALIOS K.K. by Athersys, Inc. dated August 5, 2021.

4.2	Common Stock Purchase Warrant (Ischemic Stroke) issued to HEALIOS K.K. by Athersys, Inc. dated August 5, 2021.

10.1*	Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 5, 2021.

10.2	Amendment to Cooperation Agreement, dated as of August 5, 2021, by and among Athersys, Inc. and HEALIOS K.K. and Dr. Tadahisa Kagimoto.

10.3	Amendment to Investor Rights Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 5, 2021.

31.1	Certification of William Lehmann, Interim Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ivor Macleod, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of William Lehmann, Interim Chief Executive Officer, and Ivor Macleod, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended September 30, 2021, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Exhibits marked with an (*) exclude certain portions of the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: November 15, 2021	/s/ William Lehmann
William Lehmann
Interim Chief Executive Officer
(principal executive officer authorized to sign on behalf of the registrant)

Date: November 15, 2021	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer
(principal financial officer authorized to sign on behalf of the registrant)