Form 10-K
period 2021-12-31
ATHERSYS, INC / NEW
filed 2022-03-15
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
The aggregate market value at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, of shares of the registrant’s common stock (based upon the closing price per share of $1.44 of such stock as quoted on the NASDAQ Capital Market on such date) held by non-affiliates of the registrant was approximately $185.1 million.
The registrant had 243,980,180 shares of common stock outstanding on March 9, 2022.
Documents Incorporated By Reference.
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the 2022 annual meeting of stockholders.

ATHERSYS, INC.

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “Athersys,” “us,” “our,” “we” or “the Company” mean Athersys, Inc. and its subsidiaries.

PART I
ITEM 1.    BUSINESS
We are a biotechnology company that is focused primarily in the field of regenerative medicine. We are committed to the discovery and development of best-in-class therapies designed to extend and enhance the quality of human life and have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple disease areas. Our MultiStem® (invimestrocel) cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product and is currently in late-stage clinical development. Our most advanced therapeutic program is focused on the treatment of ischemic stroke, which is currently being evaluated in a potential registrational trial in Japan and a pivotal Phase 3 clinical trial ongoing in North America under a Special Protocol Assessment, or SPA, Europe and certain other international locations. All of our current clinical development programs are focused on treating critical care and other conditions where current standard of care is limited or inadequate for many patients. These represent major areas of clinical need, as well as substantial commercial opportunities.
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
Our lead program is our pivotal Phase 3 clinical trial to evaluate the potential for MultiStem treatment of patients who have suffered neurological damage from an ischemic stroke entitled, “MultiStem Administration for Stroke Treatment and Enhanced Recovery Study-2,” or MASTERS-2. The results from our completed Phase 2 study demonstrated favorable tolerability for MultiStem, consistent with the results from prior studies. Though the Phase 2 study did not achieve the primary endpoints for the intent-to-treat population, MultiStem treatment was associated with lower rates of mortality and life-threatening adverse events, infections and pulmonary events, and a reduction in hospitalization and time in the intensive care unit, or ICU. In addition, analyses show that patients who received MultiStem treatment earlier in the study’s treatment window (24 to 36 hours post-stroke, in accordance with the original study protocol) had better recovery in comparison to placebo. Furthermore, analysis of biomarker data obtained from samples of study subjects indicated that MultiStem treatment reduced post-stroke inflammation compared to placebo, and the results suggest that this effect was more pronounced for subjects who received MultiStem earlier within the treatment window. This effect is consistent with our hypothesis regarding mechanisms of action and related preclinical data, and with the clinical data suggesting faster and improved recovery for MultiStem-treated patients relative to current standard of care.
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
Our MASTERS-2 trial treating ischemic stroke patients is ongoing in the United States and certain other international locations. We received agreement from the FDA under a SPA for the design and planned analysis of MASTERS-2, meaning that the trial is adequately designed to support a Biologic License Application, or BLA, submission for registration if it is successful. The FDA also granted us Fast Track designation for our clinical product for the treatment of ischemic stroke. Fast Track is an important designation given to qualified investigational therapies that show promise in providing benefit to patients in areas of significant unmet medical need. Fast Track designation allows for an expedited regulatory review process after the clinical data is submitted to help speed development of promising therapies to the market in order to help patients in areas where current standard of care is limited. Such designation for a new biologic product means that the FDA will take such actions as are appropriate to expedite the development and review of our application to approve the product, and specifically, under Fast Track designation, the program becomes eligible for rolling submission, accelerated approval and priority review of the BLA, facilitating a timely regulatory review. This program subsequently received the Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA that was established under the 21st Century Cures Legislation. The RMAT designation may be obtained for eligible cell therapy and other regenerative medicine and advanced therapies when the FDA agrees that preliminary clinical evidence indicates that the therapy has demonstrated the potential to effectively address unmet medical needs for a serious or life-threatening disease or condition. The RMAT designation is the equivalent of the non-regenerative medicine product’s Breakthrough Therapy designation, and designated products benefit from all Breakthrough Therapy features. The designation enables sponsors to discuss with the FDA multidisciplinary strategic development plans, including expediting manufacturing development plans for commercialization to support priority review and accelerated approval.
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
Enrollment in our MASTERS-2 study is ongoing. In prior periods, we have faced challenges to clinical site initiations, as well as patient screening and enrollment, due to the COVID-19 pandemic and supply interruptions, among other things. As COVID-19 case numbers decline and supply has stabilized, we have undertaken initiatives intended to accelerate new site openings in the U.S. and abroad and increase patient enrollment at sites currently open, including by addressing site-specific operations and inventory management issues. These plans are intended to enable us to finish enrollment of the MASTERS-2 study by the end of 2022 or as soon as possible thereafter; however, completion continues to depend on the impact of the results of Healios’ TREASURE study, discussed below, and the possible resurgence of COVID-19. We would expect, for instance, that favorable TREASURE study results would have a positive effect on site initiations and patient accruals as success drives further interest in and focus on the study among investigators and clinical research groups.
We have also worked closely with Healios to support their development efforts in Japan. In 2016, the Pharmaceuticals and Medical Devices Agency in Japan, or the PMDA, authorized the Clinical Trial Notification for Healios’ Phase 2/3 trial of MultiStem (referred to in Japan as HLCM051) entitled, “Treatment Evaluation of Acute Stroke for Using in Regenerative Cell Elements,” or TREASURE. This clinical trial is currently ongoing in Japan and patient enrollment was completed in August 2021. In November 2021, Healios announced that, based on the advice of the PMDA to avoid any potential bias to the 365-day data (and related secondary endpoints) that could result from unblinding and disclosure of 90-day data (primary endpoint), the decision was made that the 90-day unblinding, data analysis and release would take place after the 365-day data is locked. This will follow the last patient’s one-year follow-up visit. Healios expects this last patient visit to occur in March of 2022. Japan’s regenerative medicine regulatory framework is designed to enable rapid development of qualified regenerative medicine therapies by providing either conditional or full approval of qualified therapies. Under the framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the PMDA, which is designed to expedite regulatory review and development and is analogous to FAST Track designation from the FDA.
In January 2019 and January 2020, we announced summary results and one-year follow-up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS, which is referred to as the MUST-ARDS study. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by COVID-19, pneumonia, sepsis, trauma or other events, and represents a major cause of morbidity and mortality in the critical care setting. It has significant implications, as it prolongs ICU and hospital stays and requires convalescence in the hospital and rehabilitation. According to the World Health Organization and other recent clinical and epidemiological data, ARDS is the leading cause of death among COVID-19 infected patients. Given the limited interventions and drug treatments for ARDS, it is an area of high unmet clinical need. Due to the high treatment costs of ARDS, a successful cell therapy could be expected to generate significant savings for the healthcare system by reducing the number of days on a ventilator and in the ICU and importantly, could reduce mortality and improve quality of life for those suffering from the condition. Our exploratory study results provide further confirmation that the MultiStem treatment was well-tolerated, and lower mortality and a greater number of ventilator-free and ICU-free days were observed in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes observed were higher in the MultiStem group compared to placebo through one year. Our clinical program evaluating MultiStem cell therapy for the treatment of ARDS received Fast Track designation from the FDA in May 2019 and the RMAT designation in September 2020.
Further, in August 2021, Healios reported top-line data from its ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS. Healios continues ongoing consultations with the regulatory authorities to prepare for the potential application for manufacturing and marketing approval. We are working with Healios to prepare the regulatory applications for approval and for potential commercialization in Japan.
We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in ventilator-free days, or VFD, survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD.
In 2020, in response to the COVID-19 pandemic, the FDA authorized the initiation of our MACOVIA study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2 and 3 portions, and the study is presently designed to enroll up to approximately 400 patients. During 2021, we amended the protocol with the FDA to adjust the scope of the MACOVIA study to include subjects with ARDS from causes other than COVID-19. Recently, we received approval from the FDA to use MultiStem product manufactured with our bioreactor-based technology in the study, an important development milestone. The study is being conducted at leading pulmonary critical care centers throughout the United States. However, the scope and timing of our MACOVIA study may be adjusted to reflect rapidly changing standards of care for ARDS patients and depending on regulatory discussions and business considerations. Currently, we are working to complete enrollment of the Phase 2 part of the MACOVIA trial before the end of 2022.
Under our collaboration with Healios to develop and commercialize MultiStem for the treatment of certain indications in Japan, Healios has a license to our technology and is responsible for the development and commercialization of MultiStem for certain indications in Japan on an exclusive basis. Healios’ license includes MultiStem cell therapy for ischemic stroke and ARDS in Japan and the use of our technology for Healios’ organ bud program targeted to liver disease and other indications, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with cells derived from induced pluripotent stem cells, or iPSC-derived cells. We have provided manufacturing services and supplied Healios with clinical product for the licensed indications.
We and Healios are preparing for potential commercialization of the MultiStem product candidate, and we are actively preparing the regulatory documents to support a BLA in the United States, Europe and Japan. We are also investing in process development and commercial manufacturing initiatives intended to enable us to supply product to address the large potential critical care markets. We have been developing a bioreactor-based manufacturing platform for such commercialization. In our clinical studies, we are continuing to use cell factory-based material and plan to use bioreactor manufactured product, for which we now have FDA approval for use in our ARDS and trauma clinical trials in the United States. As we continue to prepare for commercialization, we believe that the cell factory-based approach for production is not well suited for serving, on more than a limited basis, large markets or conditions requiring higher dose treatments due to the limited potential for scale-up, relatively high costs and the possibility of reliability issues due to the complexity of the cell factory-based manufacturing process. A full transition to bioreactor-based material for the commercial setting will require a demonstration of comparability, which could include the requirement for analytical and in vitro data, some non-clinical studies and possibly data from additional clinical studies. Our commercial product supply strategy envisions both third-party contractor and internal manufacturing to provide redundancy and accelerate capacity development. For our internal manufacturing, in January 2021, we entered into a lease for a building that could potentially be developed into a state-of-the-art, commercial-scale manufacturing facility for our cell therapy product. We are evaluating the building out of the facility in stages as we complete our pivotal clinical trials, and assuming success, submit the required regulatory filings for commercialization.
In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma, and patient enrollment commenced in December 2020. This first-ever study of a cell therapy for treatment for a variety of traumatic injuries is being conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product for the trial, as well as regulatory and operational support.
While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our Belgian subsidiary, ReGenesys BV, or ReGenesys, we are also evaluating our cell therapy for use in treating disease and conditions in the animal health segment. We have established research and development collaborations and are pursuing commercial partnership opportunities to further develop this program.
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
In August 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which better aligns the collaboration structure for potential commercial success in Japan. The Framework Agreement provides Healios, among other things, access to our manufacturing technology to enable Healios to manufacture MultiStem products using a qualified manufacturer, clarifies our role in providing support services to Healios necessary for regulatory approval, manufacturing readiness and commercial launch in Japan, provides for the deferral of certain milestones and royalties to enable Healios to invest in certain manufacturing activities, and expands Healios’ license in Japan to include two new unspecified additional indications under certain conditions. To increase alignment between the companies and create incentives for accelerated execution and investment, the agreement provides for up to $8.0 million in new milestone payments available to us that are tied to certain Japanese commercial manufacturing activities and the establishment of large-scale manufacturing relevant to Japan, and warrants issued to Healios to purchase up to a total of 10,000,000 shares of our common stock, which we refer to as the 2021 Warrants. One of the 2021 Warrants is for the purchase of up to 3,000,000 shares at an exercise price of $1.80 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ARDS. The other 2021 Warrant is for the purchase of up to 7,000,000 shares at an exercise price of $2.40 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke. The 2021 Warrants may be terminated by us under certain conditions and have an exercise cap triggered at Healios’ ownership of 19.9% of our common stock.
Business Strategy
Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and where we believe there is a substantial commercial opportunity. The key elements of our strategy are outlined below:

•Advance our Lead Programs through Clinical Development to Registration and Commercialization. We are focused on the design and execution of clinical studies, e.g., ischemic stroke, ARDS and trauma, intended to enable product registration in major markets. We are also engaged in activities intended to enable effective commercialization, e.g., preparation for scaled commercial manufacturing, product branding, product reimbursement and marketing strategies. We may partner with other companies to complete such development and preparation activities, and to market the product upon regulatory approval.
•Efficiently Conduct Clinical Development to Establish Clinical Proof-of-Concept and Biological Activity for Other Applications of our Product Candidates. We conduct our clinical studies with the intent to establish safety and efficacy proof-of-concept and/or evidence of biological activity in a number of important disease areas where our cell therapies are expected to have benefit, such as we have done with ARDS. Our strategy is to conduct well-designed studies beginning early in the clinical development process, thus establishing a robust foundation for later-stage development, partnering activity and expansion into complementary areas. We are committed to a rigorous clinical and regulatory approach, which we believe has helped us to advance our programs efficiently, providing high quality, transparent communications and regulatory submissions. Our discussions with the FDA, EMA and PMDA have resulted in productive interactions and important designations that have helped to advance our programs efficiently.
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

•Continue to Expand our Intellectual Property Portfolio. We have a broad intellectual property estate that covers our proprietary products and technologies, as well as methods of production and methods of use. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new technologies, applications and intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem cell therapy and other opportunities. We currently have over 435 patents related to our technologies, providing protection in the United States, Europe, Japan and other areas.
Our Current Programs
By applying our proprietary MultiStem cell therapy product, we established therapeutic product development programs treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients. Our lead programs are focused in the critical care area, with treatment provided in hospitals often in intensive care situations. Our programs in clinical development include the following:
•     Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. We initiated the study with a limited number of high-enrolling sites and continue to bring on additional sites in line with clinical operations objectives. In prior periods, we have faced challenges to clinical site initiations, as well as patient screening and enrollment, due to the COVID-19 pandemic and supply interruptions, among other things. As COVID-19 case numbers decline and supply has stabilized, we have undertaken initiatives intended to accelerate new site openings in the U.S. and abroad and increase patient enrollment at sites currently open, including by addressing site-specific operations and inventory management issues. These plans are intended to enable us to finish enrollment of the MASTERS-2 study by the end of 2022 or as soon as possible thereafter; however, completion continues to depend on the impact of the results of Healios’ TREASURE study, discussed below, and the possible resurgence of COVID-19. We would expect, for instance, that favorable TREASURE study results would have a positive effect on site initiations and patient accruals as success drives further interest in and focus on the study among investigators and clinical research groups.
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
Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in the United States and certain other international locations who have suffered moderate to moderate-severe ischemic stroke. The enrolled subjects are receiving either a single intravenous dose of MultiStem cell therapy or placebo, administered within 18-36 hours of the occurrence of the stroke, in addition to the standard of care. The primary endpoint will evaluate disability using modified Rankin Scale, or mRS, scores at three months, comparing the distribution, or the “shift,” between the MultiStem treatment and placebo groups. The mRS shift analyzes patient improvement across the full disability spectrum, enabling recognition of improvements in disability and differences in mortality and other serious outcomes among strokes of different severities. The study will also assess Excellent Outcome (the achievement of mRS ≤1, NIHSS ≤1, and Barthel Index ≥95) at three months and one year as key secondary endpoints. Additionally, the study will consider other measures of functional recovery, biomarker data and clinical outcomes, including hospitalization, mortality and life-threatening adverse events, and post-stroke complications such as infection.
Healios’ TREASURE study in Japan has been conducted at hospitals in Japan that have extensive experience in providing care for stroke victims and the study was planned for 220 patients. Enrolled subjects received either a single dose of MultiStem or placebo, administered within 18-36 hours of the occurrence of the stroke, in addition to standard of care in these patients, randomized, double-blind, placebo-controlled trial. The study is evaluating patient recovery through approximately 90 days and at one year following initial treatment based on Excellent Outcome and other neurological, functional and clinical endpoints. The trial could lead to registration under Japan’s regenerative medicine regulatory framework, which is designed to enable rapid development of qualified regenerative medicine therapies by providing either conditional or full approval of qualified therapies. Under the framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the PMDA, which is designed to expedite regulatory review and approval, and is analogous to Fast Track designation from the FDA. Healios has completed enrollment in the TREASURE study. In November 2021, Healios announced that, based on the advice of the PMDA, to avoid any potential bias to the 365-day data (and related secondary endpoints) that could result from unblinding and disclosure of 90-day data (primary endpoint), the decision was made that the 90-day unblinding, data analysis and release would take place after the 365-day data is locked. This will follow the last patient’s one-year follow-up visit. Healios expects this last patient visit to occur in March of 2022. We look forward to completing both the MASTERS-2 and TREASURE trials and using the accelerated pathway afforded to us by the regulators in the United States, Europe and Japan.
•     ARDS: In January 2020, we announced one-year follow-up results from our exploratory MUST-ARDS study. The study results provide further confirmation that the MultiStem treatment was well-tolerated and importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. In 2020, the FDA authorized the MACOVIA study. In May 2019, our clinical program evaluating MultiStem cell therapy for the treatment of ARDS received Fast Track designation from the FDA and in September 2020 received RMAT designation. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2 and 3 portions, and the study is currently designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. During 2021, the study was amended to expand enrollment to patients with ARDS induced by pathogens other than COVID-19. Recently, we received approval from the FDA to use MultiStem product manufactured with our bioreactor-based technology in the study, an important development milestone. Further adjustments to the study will depend on regulatory discussions and business considerations. Currently, we are working to complete enrollment of the Phase 2 part of the MACOVIA trial before the end of 2022.
Further, in 2019, Healios initiated the ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. Healios continues ongoing consultations with the regulatory authorities to prepare for the potential application for manufacturing and marketing approval. We are working with Healios to prepare the regulatory applications for approval and for potential commercialization in Japan.
We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in VFDs, survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD.
•     Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe traumatic injury, and patient enrollment commenced in December 2020. This first-ever study of a cell therapy for the treatment of a wide range of traumatic injuries is being conducted by UTHealth at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. The study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. Enrollment is ongoing.
While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our wholly-owned subsidiary, ReGenesys, we are also evaluating our cell therapy for use in treating diseases and conditions in the animal health area. We have demonstrated in preclinical animal health models that our cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from conditions with unmet medical need. We have established research and development collaborations and are pursuing commercial partnership opportunities to further develop this program.
While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. We have been developing a bioreactor-based manufacturing platform for such commercialization. In our clinical studies, we are continuing to use cell factory-based material and plan to use bioreactor manufactured product. In January 2022, we received FDA approval for use of our bioreactor manufactured product in our ARDS and trauma clinical trials in the United States. As we prepare for potential commercialization, we believe that the cell factory-based approach for production is not well suited for serving, on more than a limited basis, large markets or conditions requiring higher dose treatments due to the limited potential for scale-up, relatively high costs and the possibility of reliability issues due to the complexity of the cell factory-based manufacturing process. A full transition to bioreactor-based material for the commercial setting will require a demonstration of comparability, which could include the requirement for analytical and in vitro data, some non-clinical studies and possibly data from additional clinical studies. Until such time as we can manufacture products ourselves in accordance with good manufacturing practices, or GMP, we will continue to rely on third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales.
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
MultiStem Therapy — A Novel Therapeutic Modality
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
•Safety. Certain other stem cell types, such as undifferentiated embryonic stem cells or induced pluripotent stem cells, have shown the capacity to form ectopic tissue or teratomas, which are tumor-like growths. These could pose serious safety risks to patients. In contrast, MultiStem cells have shown a consistent and favorable tolerability profile that has been compiled over many years of preclinical study in a range of animal models by a variety of investigators and that is supported by clinical data from multiple studies to date.
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
Health care represents a significant part of the global economy. In the United States, in 2020, health care spending reached $4.1 trillion, or $12,530 per person, and as a share of gross domestic product, health spending accounted for approximately 19.7%, according to the National Health Expenditure Accounts. The United States, along with many other nations, is experiencing an unprecedented demographic shift that is resulting in a significantly expanded population of older individuals. According to United States Census Bureau 2017 National Population Projections, 2035 will be a turning point for demographics in the United States, particularly for the elderly population. By the year 2035, people ages 65 and older are projected to outnumber children for the first time in United States history. By 2035, there will be 78.0 million people 65 years and older compared to 76.7 million under the age of 18 in the United States. The aging of the population will create enormous financial and operational pressure on the healthcare system in the United States and other countries around the world, resulting in significant clinical challenges, but also resulting in substantial commercial opportunities.
The Centers for Disease Control and Prevention, or CDC, reports that older adults are more likely to experience multiple chronic diseases such as coronary heart disease, stroke, diabetes, cancer, arthritis and kidney disease. As a consequence, as people age they spend far more on healthcare. Additionally, according to the CDC, in the United States, 90% of the $3.8 trillion in annual health care expenditures are for people with chronic and mental health conditions.
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
Based on preclinical results, we have advanced MultiStem cell therapy to clinical development stage in several clinical indications or disease areas, including treatment of ischemic stroke caused by a blockage of blood flow in the brain, ARDS, complications from trauma, damage caused by myocardial infarction, certain complications associated with traditional bone marrow or HSC transplantation, inflammatory bowel disease, initially focused on patients suffering from severe, treatment refractory ulcerative colitis and to treat or prevent certain complications associated with solid organ transplant. We highlight priority areas below. We may expand to other clinical indication areas as results warrant and resources permit.
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
Our initial clinical focus in the neurological area involves evaluating MultiStem administration to treat ischemic stroke. According to the CDC, every year, more than 795,000 people in the United States have a stroke and approximately 610,000 of these are first or new strokes. Stroke is a leading cause of serious long-term disability. The vast majority of these (approximately 87%) are ischemic strokes, that are caused by a blockage of blood flow in the brain, that cuts off the supply of oxygen and nutrients, and can result in tissue loss and neurological damage, as well as long-term or permanent disability.
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
In preclinical studies, significant functional improvements have been observed in rodents that have undergone an experimentally-induced stroke, or that have incurred significant neurological damage due to similar types of ischemic events or acute injury, such as a result of neonatal hypoxic ischemia, or TBI, and then received MultiStem treatment. Published research has demonstrated that MultiStem administration even one week after a surgically induced stroke results in substantial long-term therapeutic benefit, as evidenced by the improvement of treated animals compared with controls in a battery of tests examining mobility, strength, fine motor skills, and other aspects of neurological functional improvement. We believe MultiStem treatment conveys significant benefits through several mechanisms, including reduction of inflammation and immune system modulation in the ischemic area, and the protection and rescue of damaged or injured cells, including neuronal tissue. Preclinical research results demonstrated that MultiStem administration 24 hours following a stroke reduced inflammatory damage in the brain and resulted in significant functional improvement, and that some of these results were achieved by reducing the inflammatory response emanating from the spleen in animal models. These results confirmed that MultiStem treatment is well tolerated, does not require immunosuppression and results in a robust and durable therapeutic benefit, and these results are consistent with prior results that show MultiStem can provide significant benefits even when administered up to one week after the initial stroke event, although earlier treatment (e.g., within 24 hours post-stroke) provided more substantial benefits in these preclinical studies.
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
We are also interested in the application of MultiStem for other neurological indications that represent areas of significant unmet medical need, such as TBI, which represents the leading cause of disability among children and young adults, and a leading cause of death. In preclinical studies of TBI, administration of MultiStem dramatically reduced the extent of damage caused by a TBI and promoted accelerated healing of the blood-brain barrier. With grant funding from the National Institutes of Health, we further advanced our MultiStem programs and cell therapy platform, including further development of MultiStem cell therapy for the treatment of TBI and further development of our cell therapy formulations and manufacturing capabilities.
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
In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively from our exploratory MUST-ARDS clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS. The study results provide further confirmation of tolerability associated with MultiStem treatment. Importantly, MultiStem subjects had lower mortality and a greater number of ventilator-free and ICU-free days compared to patients receiving placebo. Furthermore, analysis of initial biomarker data reflects lower levels of inflammatory markers/cytokines following MultiStem treatment, an expected mechanism of action in this patient population.
Further, in 2019, Healios initiated the ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. Healios continues ongoing consultations with the regulatory authorities to prepare for the potential application for manufacturing and marketing approval. We are working with Healios to prepare the regulatory applications for approval and for potential commercialization in Japan.
We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in VFDs, survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD.
Our research and others’ research suggest that the activation of an acute hyperinflammatory response involving the peripheral immune system is a conserved biological response that occurs across multiple forms of trauma. For example, a common complication among trauma victims is Systemic Inflammatory Response Syndrome, which can contribute to or play a causative role in impaired organ system function, organ failure, or even multi-organ failure. We believe MultiStem can help address this systemic inflammatory response and its complications, and promote better recovery following trauma. In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. This first-ever study of a cell therapy for treatment for a variety of traumatic injuries is being conducted by UTHealth at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. The study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial estimated to enroll approximately 150 severely injured trauma patients within hours of hospitalization who have survived initial treatment and are admitted to the ICU. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. Enrollment commenced in December 2020 and is ongoing.
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
Other Programs
Animal Health Care
While development of our clinical programs for human health indications remains our priority, based on our research to date and work performed at our Belgian subsidiary, ReGenesys, we have demonstrated in preclinical animal health models that MultiStem cell therapy can promote tissue repair and healing that could provide meaningful benefits to animal patients, including those suffering from serious conditions with unmet medical needs. According to Global Market Insights, the global animal healthcare market for the forecast period 2021 to 2027 is expected to grow at a compound annual growth rate of approximately 4.7% during this period and is estimated to be valued at approximately $190.0 billion in 2027. We have established research and development collaborations and are pursuing commercial partnership opportunities to further develop this program.
Collaborations and Partnerships
Healios
We have entered into a series of agreements with Healios, our collaborator in Japan and currently our largest stockholder. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide support and other services to Healios, including preparations for commercial supply in Japan and the transfer of technology to a Japanese contract manufacturer.
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
For each of the ischemic stroke indication and the ARDS indication, we may receive aggregate success-based regulatory filing and approval milestones up to $50.0 million and potential sales milestones up to $175.0 million, amounting to $225.0 million for each indication (or $450.0 million in aggregate), subject to potential milestone credits. On August 5, 2021, we entered into the Framework Agreement with Healios that provides for resolution of certain issues under the existing agreements between the parties and improves the collaboration structure to set the stage for productive efforts as Healios moves closer to potential commercialization of MultiStem in Japan. The Framework Agreement provides for the deferral of certain of the milestones payments during the expensive commercial launch period. For each of the ischemic stroke indication and the ARDS indication, we are entitled to receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens or potentially higher depending on net sales levels and other factors. The Framework Agreement also provides for the deferral of certain of the tiered royalty payments. Under the Framework Agreement, we are entitled to new milestone payments in the amount of $3.0 million by June 2022 and $5.0 million upon completion of certain commercial manufacturing activities.
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
In 2018, Healios purchased 12,000,000 shares of our common stock and the 2018 Warrant to purchase up to 20,000,000 additional shares of common stock for $21.1 million, or approximately $1.76 per share. Based upon the expiration of the ROFN Period at June 30, 2019, the 2018 Warrant was no longer exercisable for up to 16,000,000 warrant shares. In March 2020, Healios exercised the remaining warrant shares, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 as defined in the 2018 Warrant. Proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the 2018 Warrant. In connection with the Framework Agreement, we issued two warrants, or the 2021 Warrants, to Healios to purchase up to a total of 10,000,000 shares of our common stock. One of the 2021 Warrants is for the purchase of up to 3,000,000 shares at an exercise price of $1.80 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ARDS. The other 2021 Warrant is for the purchase of up to 7,000,000 shares at an exercise price of $2.40 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke.
In 2017, we signed a clinical trial supply agreement for delivering the planned manufacturing services for Healios’ clinical trial in Japan treating ischemic stroke patients, which was amended in 2018 to also include the clinical trial supply for Healios’ clinical trial treating ARDS patients. The agreement includes a cost-sharing arrangement associated with our supply of clinical product for Healios’ TREASURE study in Japan, including Healios’ right to apply cost-share payments as a credit against certain milestone payments that may become due for the stroke indication under the First License Agreement, and if so applied, a stroke sales milestone would be increased, as defined. Alternatively, such cost-share payments may be repaid by us at our election. We successfully delivered all product required by Healios to complete the TREASURE and ONE-BRIDGE studies in 2019.
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

We are also investing in process development initiatives intended to increase manufacturing scale, reduce production costs, and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of regulatory approval. We are continuing to develop a bioreactor-based manufacturing platform for such commercialization. In our clinical studies, we are continuing to use cell factory-based material and plan to use bioreactor manufactured product, for which we now have FDA approval for use in our ARDS and trauma clinical trials in the United States. As we continue to prepare for commercialization, we believe that the cell factory-based approach for production is not well suited for serving, on more than a limited basis, large markets or conditions requiring higher dose treatments due to the limited potential for scale-up, relatively high costs and the possibility of reliability issues due to the complexity of the cell factory-based manufacturing process. A full transition to bioreactor-based material for the commercial setting will require a demonstration of comparability, which could include the requirement for analytical and in vitro data, some non-clinical studies and possibly data from additional clinical studies. In January 2021, we entered into a lease for a building that could potentially be developed into a state-of-the-art, commercial-scale manufacturing facility for our cell therapy product. We are considering the feasibility of building out the facility in stages as we complete our pivotal clinical trials, and assuming success, submit the required regulatory filings for commercialization. We believe that we have ownership, control and access to the technologies and intellectual properties that would enable us, or our contract manufacturing partners, to manufacture product needed to serve the indications targeted by our therapy.
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
Mesoblast Limited, or Mesoblast, is currently engaged in clinical trials evaluating the safety and efficacy of Revascor, an allogeneic stem cell product based on mesenchymal stem cell precursors that are obtained from healthy consenting donors. These cells also appear to display limited expansion potential and biological plasticity. Additionally, Mesoblast is developing Remestemcel-L, a mesenchymal stem cell product candidate.
Other public companies are or may be developing stem-related therapies, including SanBio, Vericel Corporation, Caladrius Biosciences, Inc., Johnson & Johnson, Cryo-Cell International, Inc., Brainstorm Cell Therapeutics, Inc., ReNeuron Group plc, Cynata Therapeutics Limited, Gamida Cell Ltd. and Pluristem Therapeutics, Inc. In addition, private companies, such as Plureon Corporation and others, are also developing cell therapy related products or capabilities. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years. In addition, our other earlier-stage programs may face competition, including from larger pharmaceutical and biotechnology companies.
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
Intellectual Property
We rely on a combination of patent applications, patents, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, manufacturing or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors that we expect to work on our products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property, or which relate to our business. We currently have over 435 patents for our technologies.
We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We developed, acquired and exclusively licensed intellectual property covering our cell therapy product candidates and other applications in the field. Our broad intellectual property portfolio consists of over 410 issued patents and more than 140 global patent applications around our stem cell technology and MultiStem product platform. This includes 38 United States patents and more than 375 international patents that apply to MAPC and related products, such as MultiStem. The current intellectual property estate, which incorporates additional filings and may broaden over time, could provide coverage for our stem cell product candidates, manufacturing processes and methods of use through 2036 and beyond. Furthermore, an extended period of market exclusivity may apply for certain products (e.g., exclusivity periods for orphan drug designation or biologics).

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
Research and Development
Our research and development costs, which consist primarily of costs associated with clinical trials, preclinical research, product manufacturing and process development for manufacturing, salaries and related personnel costs, legal expenses resulting from intellectual property application and maintenance processes, and laboratory supply and reagent costs, were $71.1 million in 2021, $63.0 million in 2020 and $39.0 million in 2019. The increase in research and development costs in 2021 related primarily to the clinical trials underway and increased manufacturing and process development activities.
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
These regulatory agencies enforce comprehensive statutes, regulations and guidelines governing the drug development process. This process involves several steps. Initially, a company must generate preclinical data to show safety and potential efficacy before human testing may be initiated. In the United States, for example, a drug company must submit an IND application to the FDA prior to securing authorization for human testing. The IND must contain adequate data on product candidate chemistry, manufacturing and control, safety, toxicology, metabolism and, where appropriate, animal research testing to support potential initial effectiveness.
Any of our product candidates will require regulatory approval and compliance with regulations made by United States and foreign government agencies prior to commercialization in such countries. The process of obtaining FDA or foreign regulatory agency approval has historically been extremely costly and time consuming. The FDA and equivalent foreign regulatory authorities (such as EMA or PMDA) regulate, among other things, the development, testing, manufacturing, quality control, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biologics and drugs.
The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:
•preclinical tests in animals that demonstrate a reasonable likelihood of safety and effectiveness (if possible) in human patients;
•submission to the FDA of an IND, which must be approved before clinical trials in humans can commence. If Phase 1 clinical trials are to be conducted initially outside the United States, a different regulatory filing such as a clinical trial application is required, depending on the location of the trial;

•adequate and well controlled human clinical trials to establish the safety and efficacy of the drug or biologic product for the intended disease indication;
•for drugs (including biologics), submission of a New Drug Application, or NDA, for new small molecules, and of a BLA, for biologics, with the FDA; and
•FDA approval of the NDA or BLA before any commercial sale or shipment of the drug.
Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. The clinical development phase generally takes ten to fifteen years, or longer, to complete (i.e., from the initiation of Phase 1 through completion of Phase 3 studies), and such sequential studies may overlap or be combined. After successful completion of clinical trials for a new drug or biologic product, FDA approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA’s approval of an NDA or BLA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required, followed by a resubmission of the NDA or BLA. Review and approval of an NDA or BLA can take up to several years. The FDA and other regulatory agencies such as the EMA and the PMDA have regulations that allow for faster or expedited approval paths and review cycles that may reduce clinical development phase completion to between five and seven years to commercialization. Such regulations include but are not limited to special expedited paths and designations such as Fast Track (FDA), Break Through (FDA), RMAT (FDA), Prime (EMA), Accelerated (FDA)/Conditional (EMA), Sakigake (PMDA), which provide approval paths and review cycles of between six to ten months. However, there are specific criteria that must be met to qualify for these paths, such as the indication being a serious condition, with limited or no treatment options, and a high unmet medical need, or in addition is an orphan indication (FDA/EMA/PMDA), or qualified under, exceptional circumstances (EMA) or Sakigake designation (Japan).
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
Human Capital Resources
We believe that our success will be based on, among other things, the quality of our clinical programs, our ability to invent and develop superior and innovative technologies and products, and our ability to develop, attract and retain talented employees. We have assembled an exceptional team of individuals in all functional areas and levels of the business with significant experience across a number of industries, including biotechnology and pharmaceutical industries. We welcomed 19 new employees in 2021, several of them in key leadership positions. We hired in the areas of process development, research, manufacturing, operations and supply chain, regulatory affairs and other administrative functions.
As of December 31, 2021, we employed 104 full-time employees, including 16 with Ph.D. degrees. Our workforce is approximately 64% diverse by race, ethnicity or gender. We offer a competitive total reward program which consists of base salary, incentive cash bonus potential, a comprehensive health benefit package, paid time off, 401(k) retirement plan participation and equity compensation for all full-time employees. We also utilize the service and support of outside consultants and advisors. We annually evaluate the consistency and competitiveness of our compensation and benefits programs that serve to attract, retain, motivate and reward employees. We sustain our cultural engagement and performance by actively seeking and responding to employee feedback, measuring performance, recognizing employee achievements and identifying areas of development and professional growth. None of our employees are represented by a union, and we believe we have positive and engaging relationships with our employees.
Health, Safety and Wellness
We are committed to the health and safety of our employees. We provide our employees and their families with access to a variety of health, wellness and other benefit programs that support physical, mental and financial well-being. We maintain a disciplined safety program and all of our employees must comply with annual safety training.
Response to COVID-19
Our focus has been to ensure a safe work environment for our employees in alignment with government and health authority COVID-19 policies and recommendations. We will continue to monitor the CDC guidance and will adjust our policies and practices as necessary.
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
Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.
The audited financial statements and accompanying notes presented in this Annual Report on Form 10-K include disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2021 and 2020 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
The development of our product candidates will require a commitment of substantial funds to conduct the research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $76.2 million in 2021, $61.8 million in 2020 and $35.3 million in 2019.
At December 31, 2021, we had $37.4 million of cash and cash equivalents. However, we will need substantially more funding to advance our product candidates through development and into commercialization, including to put in place manufacturing capacity to support such commercial activity. Our future capital requirements will depend on many factors, including:
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
Importantly, we expect that the results of Healios’ TREASURE study, followed by the results of our MASTERS-2 clinical trial, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the nature of these results, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing.
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
Since our inception in 1995, we incurred significant losses and negative cash flows from operations. We incurred net losses of $87.0 million in 2021, $78.8 million in 2020 and $44.6 million in 2019. As of December 31, 2021, we had an accumulated deficit of $583.3 million, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We expect to spend significant resources over the next several years to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible regulatory approval and commercial activities. We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods, and our ability to commercialize our product candidates is uncertain. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through our existing or future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested in human and animal studies. We cannot assure you that we will ever earn sales revenue or that we will ever become profitable. If we sustain losses over an extended period, we may be unable to continue our business.
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
We are highly dependent on our senior executives, such as Daniel Camardo, MBA, Chief Executive Officer, William (B.J.) Lehmann, J.D., MBA., President and Chief Operating Officer, John Harrington, Ph.D., Executive Vice President and Chief Scientific Officer, and Ivor Macleod, MBA, CPA, Chief Financial Officer, as well as other personnel.
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
At various times, we have experienced periods of rapid growth in our employee numbers as a result of a dramatic increase in activity in technology programs, genomics programs, collaborative research programs, discovery programs, clinical trials and scope of operations. At other times, we had to reduce staff in order to bring our expenses in line with our financial resources. Our success will also depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force.
Risks related to the current COVID-19 pandemic and other health epidemics and outbreaks could adversely affect our business.
The global outbreak of COVID-19 continues to impact countries, communities, supply chains and markets. As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has not had a significant adverse effect on our core business operations. However, the pandemic has adversely impacted operations at certain existing and potential future clinical sites involved in our ongoing clinical studies and affected our ability to enroll patients in our clinical trials. It is possible that the COVID-19 pandemic could continue to impact the timing and enrollment of our planned and ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could negatively impact our financial liquidity by impairing our ability to access our primary financing sources, including, but not limited to business collaborations, grant funding and equity financings, on the same or reasonably similar terms as were available to us before the pandemic. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing partners and materially and adversely impact our MultiStem trial supply chain. The COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted.
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
If we are successful at obtaining regulatory approval for MultiStem or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical studies that are expensive and time consuming to conduct. In particular, therapeutic products administered for the treatment of persistent or chronic conditions are likely to require extensive follow-up studies and close monitoring of patients after regulatory approval has been granted for any signs of adverse effects that occur over a long period of time. These studies may be expensive and time consuming to conduct and may reveal side effects or other harmful effects in patients that use our therapeutic products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling or that require withdrawal of the product from the market, which would cause our revenue to decline.
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
In addition to patents, we will substantially rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. However, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. To protect our trade secrets, we enter into confidentiality agreements with, among others, employees, consultants, contract manufacturers and potential collaborators. However, these agreements may not provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. Likewise, our trade secrets or know-how may become known through other means or be independently discovered by our competitors. Any of these events could prevent us from developing or commercializing our product candidates.
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
We are subject to significant competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government or other publicly funded agencies that are pursuing or may pursue the development of therapeutic products and technologies that are substantially similar to our proposed therapeutic products and technologies, or that otherwise address the indications we are pursuing. Our most significant competitors are major pharmaceutical companies and certain other smaller companies, including Caladrius Biosciences, Inc., Cryo-Cell International, Vericel Corporation, Plureon Corporation and Mesoblast Limited. Most of our current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.
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
Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data and communications, as well as those of our current and future vendors, contractors and consultants with whom we share data or information. As the cyber-threat landscape evolves, these attacks are becoming increasingly difficult to detect. Such attacks could include the use of harmful and virulent malware, including ransomware or other denials of service, that can be deployed through various means, including the software supply chain, e-mail, malicious websites and/or the use of social engineering. While we attempt to mitigate these risks by employing a number of measures, including employee refreshers, monitoring of our networks and systems, and maintenance of backup and protective systems, our systems and networks remain potentially vulnerable to cybersecurity incidents by various threat actors, including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups. Moreover, the recovery and business continuity plans we have in place currently may prove inadequate in the event of a serious computer security event. Cybersecurity liability insurance is difficult to obtain and may not cover any damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information (including trade secrets and other proprietary information) and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. For example, the loss of clinical trial data from one or more ongoing or completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. As many of our employees are working remotely, we have relied more on our and third-party information technology systems, which may increase the risk of a cyberattack. Furthermore, we are subject to an increasing number of data privacy and data protection laws in both the United States and abroad, including the federal Health Insurance Portability and Accountability Act of 1996, the EU’s General Data Protection Regulation, and the California Consumer Privacy Act. Failure to comply with these regulations could result in fines, penalties or significant legal liability.
As part of its risk oversight, our Audit Committee is responsible for monitoring risks related to information security and technology, including cybersecurity. The Audit Committee receives annual reports from the Company’s Vice President, Information Technologies and Communications, on the Company’s cybersecurity risk profile and cybersecurity program.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards or other tax attributes, which could harm our profitability.
At December 31, 2021, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $326.3 million and $20.6 million, respectively. Included in our federal net operating loss as of December 31, 2021 are federal net operating loss carryforwards generated after 2017 of $189.7 million that have an indefinite life, but with usage limited to 80% of taxable income in any given year. The remaining federal net operating losses and tax credits will expire at various dates between 2032 and 2041. We also had foreign net operating loss carryforwards of approximately $31.7 million. Such foreign net operating loss carryforwards do not expire. We also had state and city net operating loss carryforwards aggregating approximately $118.7 million. Such state and city net operating loss carryforwards may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2022 and 2041. Certain state net operating losses do not expire.
Our ability to utilize our U.S. federal net operating loss and tax credit carryforwards generated prior to October 2012, or the Section 382 Limited Attributes, is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as a result of our equity offering that occurred in October 2012. Similar limitations may apply for state and local tax purposes. We generated U.S. federal net operating loss carryforwards of $289.6 million, research and development tax credits of $20.6 million, and state and local net operating loss carryforwards of $118.5 million since 2012 through December 31, 2021.
Our ability to utilize tax attributes, including those that are not part of the Section 382 Limited Attributes, may also be limited if we experience an “ownership change,” for purposes of Section 382 of the Code. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Sales of our common stock to Healios, Aspire Capital pursuant to our equity purchase arrangement, in combination with other issuances or sales of our common stock (including any sales of common stock by Aspire Capital and certain transactions involving our common stock that are outside of our control) could cause an “ownership change.” If an “ownership change” occurs, Section 382 of the Code would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could harm our profitability. We will update our analysis under Section 382 of the Code prior to using our tax attributes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 45,000 square feet of space for our corporate offices and laboratories, with state-of-the-art laboratory space. The lease began in 2000 and currently expires in March 2023, with an option for a one-year extension through March 31, 2024. Our rent is approximately $0.3 million per year and our rental rate has not changed since the lease inception in 2000. Also, we currently lease office and laboratory space for our Belgian subsidiary. The lease currently expires in July 2023. The annual rent in Belgium is approximately $0.2 million and is subject to adjustments based on an inflationary index. In January 2021, we entered into an agreement to lease approximately 214,000 square feet of space in Stow, Ohio to potentially support our future manufacturing needs. The lease term is approximately 10 years with the option to renew for five additional terms of five years each. The rent for the first year of the lease term was approximately $1.3 million and rent increases annually at 2% throughout the term of the lease.

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

Daniel A. Camardo, MBA
Age: 53
Mr. Camardo joined Athersys in February 2022 as our Chief Executive Officer. Previously, Mr. Camardo served as the President, U.S., and the Executive Vice President of Horizon Therapeutics plc, a global biotechnology company, overseeing the Rare Disease and Inflammation Business Units from August 2020 to February 2022, and served as Group Vice President from September 2015 to August 2020. Before joining Horizon Therapeutics, Mr. Camardo was Vice President of Sales and Operations at Clarus Therapeutics, a start-up company focused on men’s health, from July 2014 to September 2015. Prior to joining Clarus Therapeutics, Mr. Camardo held various commercial leadership roles, including Senior Director, U.S. Commercial Operations and Senior Director, Market Intelligence and Analytics from 2003 to 2014 at Astellas Pharma US, an affiliate of Astellas Pharma Inc., a Japanese global pharmaceutical company. Mr. Camardo became an Adjunct Lecturer in Healthcare at Kellogg School of Management (HCAK), in February 2022 and serves on the Board of CommunityHealth, the largest volunteer-based health center in the nation providing health care at no charge to low income, uninsured adults, in Chicago. Mr. Camardo holds a Bachelor of Arts degree in Economics and Mathematics from the University of Rochester and a Masters of Business Administration from Kellogg School of Management.

William (B.J.) Lehmann, Jr., J.D., MBA
Age: 56
Mr. Lehmann joined Athersys in September 2001 and has served as our President and Chief Operating Officer since June 2006. He also served as our Interim Chief Executive Officer from February 2021 to February 2022. He has been involved in all aspects of the Company’s operations since joining Athersys, including business development, partnership management, finance, clinical development, regulatory, legal and intellectual property management. He has helped develop, negotiate and build most of the Company’s major business relationships, including research and development collaborations and manufacturing. Prior to that time, Mr. Lehmann was our Executive Vice President of Corporate Development and Finance from August 2002 until June 2006. From 1994 to 2001, Mr. Lehmann was with McKinsey & Company, Inc., or McKinsey, an international management consulting firm, where he worked extensively with new technology and service-based businesses in the firm’s Business Building practice. Prior to joining McKinsey, he worked at Wilson, Sonsini, Goodrich & Rosati, a Silicon Valley law firm, and worked with First Chicago Corporation, a financial institution. Mr. Lehmann received his J.D. from Stanford University, his M.B.A. from the University of Chicago, and his B.A. from the University of Notre Dame.

John J. Harrington, Ph.D.
Age: 54
Dr. Harrington co-founded Athersys in 1995 and has served as our Executive Vice President, Chief Scientific Officer and Director since our founding. Dr. Harrington led the development of the RAGE technology, as well as its application for gene discovery, drug discovery and commercial protein production applications. He is a listed inventor on over 20 issued or pending United States patents, has authored numerous scientific publications, and has received numerous awards for his work, including being named one of the top international young scientists by MIT Technology Review in 2002. Dr. Harrington has overseen the therapeutic product development programs at Athersys since its inception and is also focused on the clinical development and manufacturing of MultiStem. During his career, he has also held positions at Amgen, an American multinational biopharmaceutical company, and Scripps Clinic, a health system in San Diego, California. He received his B.A. in Biochemistry and Cell Biology from the University of California at San Diego and his Ph.D. in Cancer Biology from Stanford University.
Ivor Macleod, CPA, MBA
Age: 60
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
Holders
As of March 9, 2022, there were approximately 454 holders of record of our common stock. Additionally, shares of common stock are held by financial institutions as nominees for beneficial owners that are deposited into participant accounts at the Depository Trust Company, which are held of record by Cede & Co. and are included in the holders of record as one stockholder.
Unregistered Sales
Since 2011, we have had in place equity purchase agreements with Aspire Capital, which provide us the ability to sell shares of our common stock to Aspire Capital from time-to-time. During the quarter ended December 31, 2021, we sold an aggregate of 7,481,000 shares of common stock to Aspire Capital under our equity purchase agreement, generating aggregate proceeds of $7.3 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933. Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, in each case Aspire Capital had the necessary investment intent.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K.

Overview
We are a biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem® (invimestrocel) cell therapy, a patented and proprietary allogeneic stem cell product, is our lead platform product and is currently in clinical development in several therapeutic and geographic areas. Our most advanced program is an ongoing Phase 3 clinical trial for the treatment of ischemic stroke. Our current clinical development programs are focused on treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in the United States and certain other international locations, who have suffered moderate to moderate-severe ischemic stroke. We initiated the study with a limited number of high-enrolling sites and have been bringing on additional sites over time in line with clinical product supply and clinical operations objectives. In prior periods, we have faced challenges to clinical site initiations, as well as patient screening and enrollment, due to the COVID-19 pandemic and supply interruptions, among other things. As COVID-19 case numbers decline and supply has stabilized, we have undertaken initiatives intended to accelerate new site openings in the U.S. and abroad and increase patient enrollment at sites currently open, including by addressing site-specific operations and inventory management issues. These plans are intended to enable us to finish enrollment of the MASTERS-2 study by the end of 2022 or as soon as possible thereafter; however, completion continues to depend on the impact of the results of the TREASURE study being conducted by HEALIOS K.K., or Healios, discussed below, and the possible resurgence of COVID-19. We would expect, for instance, that favorable TREASURE study results would have a positive effect on site initiations and patient accruals as success drives further interest in and focus on the study among investigators and clinical research groups.

The MASTERS-2 study has received several regulatory distinctions including Special Protocol Assessment, or SPA, designation, Fast Track designation and Regenerative Medicine Advanced Therapy, or RMAT, designation from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.

In addition, Healios, our collaborator in Japan, has an ongoing clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke in Japan. TREASURE will be evaluated under the progressive regulatory framework for regenerative medicine therapies in Japan. Under the new framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the Pharmaceuticals and Medical Devices Agency in Japan, or PMDA, which is designed to expedite regulatory review and approval and is analogous to Fast Track designation from the FDA. In August 2021, Healios reported that it completed patient enrollment in its TREASURE study. In November 2021, Healios announced that, based on the advice of the PMDA, to avoid any potential bias to the 365-day data (and related secondary endpoints) that could result from unblinding and disclosure of 90-day data (primary endpoint), the decision was made that the 90-day unblinding, data analysis and release would take place after the 365-day data is locked. This will follow the last patient’s one-year follow-up visit. Healios expects this last patient visit to occur in March of 2022. We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways to review and approval afforded to us by the regulators in the United States, Europe and Japan.

•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from acute respiratory distress syndrome, or ARDS, which is referred to as the MUST-ARDS study. The study results continue to demonstrate a predictable and favorable tolerability profile. Importantly, there were lower mortality and a greater number of ventilator-free and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2020, in response to the COVID-19 pandemic, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS, or the MACOVIA study. In September 2020, the MultiStem cell therapy received RMAT designation for the ARDS program. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2 and 3 portions, and the study is presently designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. During 2021, we amended the protocol with the FDA to adjust the scope of the MACOVIA study to include subject with ARDS induced by pathogens other than COVID-19. Recently, we received approval from the FDA to use MultiStem product manufactured with our bioreactor-based technology in the study, an important development milestone. The scope and timing of our MACOVIA study may be adjusted to reflect rapidly changing standards of care for ARDS patients and depending on regulatory discussions and business considerations. Currently, we are working to complete enrollment of the Phase 2 part of the MACOVIA trial before the end of 2022.
Further, in 2019, Healios initiated the ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in ventilator-free days, or VFD, survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD. Healios continues ongoing consultations with the regulatory authorities to prepare for the potential application for manufacturing and marketing approval.

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
While the MultiStem product platform continues to advance, we are engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls and product quality, among other things. These initiatives are being conducted both internally and outsourced to select contractors, and the related investments are meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. We have been developing a bioreactor-based manufacturing platform for such commercialization, for which we now have FDA approval for use in our ARDS and trauma clinical trials in the United States. Until such time as we are able to manufacture products ourselves in accordance with good manufacturing practices, we will continue to rely on third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or comply with applicable government regulations. From time to time, such third-party manufacturers, or their material suppliers, may experience production delays, stoppages or interruptions in supply, which may affect the initiation, execution and timing of completion of our and our partners' clinical trials or commercial activities.
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
We have a collaboration with Healios that covers MultiStem cell therapy for ischemic stroke and ARDS in Japan. The collaboration also includes the use of our technology for Healios’ organ bud program targeted to liver disease and other indications, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with induced pluripotent stem cells, or iPSC-derived cells. Under the terms of our various agreements with Healios, we provide manufacturing support services to Healios.
Financial
We have entered into a series of agreements with Healios, our collaborator in Japan and currently our largest stockholder. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide services to Healios for which we are compensated. Each license agreement with Healios has defined economic terms, and we may receive success-based milestone payments, some of which may be subject to credits. In August 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which provides for resolution of certain issues under the existing agreements between the parties and reframes our collaboration to set the stage for productive efforts as Healios and our collaboration move towards commercialization of MultiStem in Japan. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. We will be entitled to new milestone payments in the amount of $3.0 million by June 2022 and $5.0 million upon successful completion of certain commercial manufacturing activities. Also, we are entitled to receive tiered royalties on net product sales, as defined in the license agreements.
In connection with an equity investment in us made by Healios in 2018, Healios had a warrant, or the 2018 Warrant, to purchase up to 4,000,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $1.76 per share. In March 2020, Healios exercised the 2018 Warrant in full at $1.76 per share and in April 2020 we received proceeds of approximately $7.0 million in accordance with the terms of the 2018 Warrant. In August 2021, we issued two warrants, or the 2021 Warrants, to Healios in connection with the Framework Agreement, to purchase up to a total of 10,000,000 shares of our common stock. One of the 2021 Warrants is for the purchase of up to 3,000,000 shares at an exercise price of $1.80 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ARDS. The other 2021 Warrant is for the purchase of up to 7,000,000 shares at an exercise price of $2.40 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time-to-time. Currently, we have an agreement with Aspire Capital that was entered into in June 2021, or the 2021 Equity Facility, and includes Aspire Capital's commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. Our prior $100.0 million equity facility that was entered into in 2019, or the 2019 Equity Facility, was fully utilized and terminated during the third quarter of 2021. The terms of the 2021 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we filed a registration statement for the resale of 40,000,000 shares of our common stock.
During the years ended December 31, 2021, 2020 and 2019, we sold 40,031,000, 11,425,000 and 14,475,000 shares, respectively, to Aspire Capital at average prices of $1.61, $1.67 and $1.41 per share, respectively.

Results of Operations
Since our inception, our revenues have consisted of license fees, contract revenues, royalties and milestone payments from our collaborators, and grant proceeds. We have not derived revenue from our commercial sale of therapeutic products to date since we are in clinical development. Research and development expenses consist primarily of external clinical and preclinical study fees, manufacturing and process development costs, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs, and laboratory supply and reagent costs. We expense research and development costs as they are incurred. We expect to continue to make significant investments in research and development to enhance our technologies, advance clinical trials of our product candidates, expand our regulatory affairs and product development capabilities, conduct preclinical studies of our product, manufacture our product candidates, improve our manufacturing and process development and prepare for potential commercialization of our MultiStem cell therapy product. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees and other corporate expenses. We expect to continue to incur substantial losses through at least the next several years.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues. Revenues increased to $5.5 million for the year ended December 31, 2021 from $1.4 million in 2020. The increase is primarily related to an increase in contract revenues from our collaboration with Healios, which increased $4.1 million period-over-period. Our collaboration revenues fluctuate from period-to-period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios. We expect our collaboration revenues to vary over time as we contract with Healios to perform manufacturing services and as we potentially enter into new collaborations.
Research and Development Expenses. Research and development expenses increased to $71.1 million for the year ended December 31, 2021 from $63.0 million for the year ended December 31, 2020. The increase in research and development expenses year-over-year of $8.1 million related primarily to increased clinical trial, manufacturing and process development costs of $5.3 million and personnel costs of $3.2 million, including stock-based compensation expense and expense of $0.9 million related to cash retention agreements payable in May 2022. These increases were partially offset by decreases in other research and development costs of $0.4 million. Based on our current clinical development, manufacturing, process development and regulatory affairs plans, we expect our 2022 annual research and development expenses to be higher compared to 2021, and such costs will vary over time based on clinical manufacturing campaigns, the timing and stage of clinical trials underway, manufacturing process development projects and regulatory initiatives. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses increased to $20.1 million in 2021 from $15.9 million in 2020. The $4.2 million increase was due primarily to increases in legal expenses incurred in connection with the complaint filed by Dr. Hardy TS Kagimoto against the Company and its settlement, the expenses associated with Dr. Gil Van Bokkelen’s resignation and his separation letter agreement, including $2.4 million of non-cash stock compensation expense and expense of $0.5 million related to cash retention agreements payable in May 2022.
Depreciation. Depreciation expense increased to $1.4 million in 2021 from $0.9 million in 2020 due to additional equipment being placed in service and accelerated depreciation related to certain equipment assets for which the remaining useful life was modified.
Other Income (Expense), net. Other income, net, for the year ended December 31, 2021 was $0.1 million, and other expense, net, was $0.4 million for 2020, and is comprised of interest income and expense and foreign currency gains and losses.
Comparison of the years ended December 31, 2020 and 2019
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Liquidity and Capital Resources
Our sources of liquidity include our cash balances and equity purchase agreement with Aspire Capital. At December 31, 2021, we had $37.4 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings, including through our equity facility. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

We have prepared our consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred losses since inception of operations in 1995, have negative operating cash flows, including in each of the last three years, and had an accumulated deficit of $583.3 million at December 31, 2021. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.
We plan to raise additional capital through the use of our equity purchase agreement with Aspire Capital and, depending on market conditions, through equity offerings. We are also entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. Under the Framework Agreement, we are entitled to a new milestone payment in the amount of $3.0 million by June 2022. We receive payments from Healios for certain manufacturing support services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future. Additionally, we have the ability to defer certain spending and potentially defer and delay certain non-core programs. While we believe this plan to generate additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.
We have had equity purchase agreements in place with Aspire Capital since 2011 that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we are party to the 2021 Equity Facility, which includes Aspire Capital's commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2021 Equity Facility are similar to the previous equity purchase agreements, and we filed a registration statement for the resale of 40,000,000 shares of our common stock. The 2019 Equity Facility was fully utilized and terminated during the third quarter of 2021, and, during the third and fourth quarter of 2021, we have sold shares to Aspire Capital under the 2021 Equity Facility.
As previously disclosed, under the terms of the 2021 Equity Facility, on any business day on which the closing sale price of our common stock equals or exceeds $1.00 per share, or the Floor Price, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 200,000 shares of our common stock per trading day, provided that the aggregate price of such purchase shall not exceed $500,000 per trading day, up to $100.0 million of our common stock in the aggregate. As our stock price recently has been below the Floor Price and to afford us some flexibility in accessing the 2021 Equity Facility, Aspire has agreed to lower the Floor Price to $0.50, which was the floor price under the 2019 Equity Facility.
During the years ended December 31, 2021 and 2020, we sold 40,031,000 and 11,425,000 shares, respectively, to Aspire Capital at average prices of $1.61 and $1.67 per share, respectively.
We will require substantial additional funding in order to continue our research and product development programs, including clinical trials of our product candidates and process development and manufacturing projects, and to prepare for possible regulatory approval and commercial activities. We have agreements with several contract manufacturing organizations for the manufacture of our MultiStem product candidate to supply our planned and ongoing clinical trials. These agreements represent significant financial commitments, including deposits prior to commencement of manufacturing and progress payments through the course of the manufacturing process.
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
Importantly, we expect that the results of Healios’ TREASURE study, followed by the results of our MASTERS-2 clinical trial, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the nature of these results, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties, the sale of equity securities from time to time including through our equity facility, grant-funding opportunities, deferral of certain discretionary costs and the staging of certain development costs, as needed.

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
Our capital requirements over time depend on a number of factors, including progress in our clinical development programs, preparing for potential commercialization of our product candidates, potential product launch, our clinical and preclinical pipeline of additional opportunities and their stage of development, additional external costs such as payments to contract research organizations and contract manufacturing organizations, additional personnel costs and the costs in filing and prosecuting patent applications and enforcing patent claims. Furthermore, delays in product supply for our clinical trials may impact the timing and cost of such studies, and delays in product supply following Healios’ potential product launch may impact the timing of royalties that we may receive. The availability of funds impacts our ability to advance multiple clinical programs concurrently, and any shortfall in funding could result in our having to delay or curtail research and development efforts. Further, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms.
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
Cash Flow Analysis
Net cash used in operating activities was $76.2 million, $61.8 million and $35.3 million in 2021, 2020 and 2019, respectively, and represented the use of cash to fund operations, clinical trials, preclinical research and process development activities; net of receipts from collaborative arrangements such as Healios. Net cash used in operating activities may fluctuate significantly period-to-period, as it has over the past several years, primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period.
Net cash used in investing activities was $1.4 million, $1.2 million and $0.6 million in 2021, 2020 and 2019, respectively, related to the purchase of equipment for our manufacturing and process development activities. We expect that our capital equipment expenditures will increase in 2022 compared to 2021 primarily to support our manufacturing and manufacturing process development needs.
Financing activities provided net cash of $63.4 million in 2021, $79.5 million in 2020, and $19.9 million in 2019. In April 2020, we completed an underwritten public offering of our common stock, generating net proceeds of approximately $53.7 million, and Healios exercised its 2018 Warrant for which we received proceeds of $7.0 million. In May 2020, we also received $0.5 million from Healios from the issuance of our common stock related to its participation right under the terms of our investor rights agreement with Healios, which was entered into in March 2018 and governs certain of our and Healios’ rights relating to its ownership of our common stock. Financing activities in 2021, 2020 and 2019 also include our equity sales to Aspire Capital and net of shares of common stock retained in exchange for withholding tax payments on share-based awards.
Critical Accounting Policies and Management Estimates
The SEC defines critical accounting policies as those that are in management’s view, important to the portrayal of our financial condition and results of operation and demanding of management’s judgement. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following accounting estimates are deemed to be critical to us.
Stock-Based Compensation

We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The expected term of stock options granted represent the period of time that stock option grants are expected to be outstanding and subsequent to June 2020, is determined based on our historical experience and patterns. Prior to June 2020, we used the “simplified” method to calculate the expected term of option grants. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock option at the time of the grant. We determine volatility by using our historical stock volatility. We account for forfeitures as they occur. We have never paid or declared dividends or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.
Additionally, stock-based compensation for an award with a performance condition requires the judgement of management. For such awards, stock-based compensation is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized.
Refer to Note C, Accounting Policies, for a discussion of our accounting policies and recently issued accounting standards.
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These forward-looking statements relate to, among other things, the timing of initiation of new clinical sites and patient enrollment in our clinical trials, the expected timetable for development of our product candidates, our growth strategy, and our future financial performance, including our operations, economic performance, financial condition, prospects, and other future events. We have attempted to identify forward-looking statements by using such words as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “suggest,” “will,” or other similar expressions. These forward-looking statements are only predictions and are largely based on our current expectations. These forward-looking statements appear in a number of places in this Annual Report.
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:
•the possibility of unfavorable results from ongoing and additional clinical trials involving MultiStem;
•the risk that positive results in a clinical trial may not be replicated in subsequent or confirmatory trials or success in an early stage clinical trial may not be predictive of results in later stage or large scale clinical trials;
•our ability to raise capital to fund our operations, including but not limited to, our ability to access our traditional financing sources and to continue as a going concern;
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
•the success of our MACOVIA clinical trial evaluating the administration of MultiStem for the treatment of ARDS induced by COVID-19 and other pathogens, and the MATRICS-1 clinical trial being conducted with The University of Texas Health Science Center at Houston evaluating the treatment of patients with serious traumatic injuries;
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings, if any. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of December 31, 2021, we had no investments.
We have entered into loan arrangements with financial institutions when needed and when available to us. At December 31, 2021, we had no borrowings outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Athersys, Inc.
Consolidated Financial Statements
Years Ended December 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Athersys, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Athersys, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred net losses since its inception, has negative operating cash flows and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition from Collaboration Arrangements
Description of the Matter	As discussed in Note F to the consolidated financial statements, the Company amended its collaboration agreement with HEALIOS K.K. (Healios) to require the Company to provide services to Healios necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. The Company is recognizing revenue as the services are being performed.

Auditing the Company’s revenue recognition for the amendment to the Healios agreement is complex because significant judgment may be required to apply the authoritative accounting guidance to the arrangement, including the estimate of variable consideration and determining the measure of progress of services related to manufacturing readiness for regulatory approvals and commercial launch in Japan.
How we addressed the matter in our audit
Our audit procedures included, among others, evaluating the Company’s assessment and application of the authoritative guidance to the Healios arrangement, reading the contract amendment entered into during the period, and evaluating management’s interpretation of contract provisions. We evaluated whether the transaction price including management’s estimate of variable consideration was properly measured for the identified performance obligation. We also evaluated the Company’s key assumptions and tested the completeness and accuracy of the underlying data used to determine the progress of performance at the end of the reporting period. For example, we compared the estimate of total expected costs to amounts specified within the Company’s contracts with its vendors. In addition, we compared the estimate of total expected costs to actual incurred costs.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1998.
Cleveland, Ohio
March 15, 2022

Athersys, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$37,407	$51,546
Accounts receivable from Healios	1,414	89
Unbilled accounts receivable from Healios	3,000	—
Prepaid expenses and other	4,206	2,926
Total current assets	46,027	54,561
Operating right-of-use assets, net	8,960	648
Property and equipment, net	3,692	3,155
Deposits and other	1,505	1,350
Total assets	$60,184	$59,714
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,781	$11,337
Accounts payable to Healios	1,119	1,705
Operating lease liabilities, current	1,011	480
Accrued compensation and related benefits	4,133	1,779
Accrued clinical trial related costs	3,773	6,870
Accrued expenses and other	704	718
Deferred revenue - Healios	3,340	65
Total current liabilities	29,861	22,954
Operating lease liabilities, non-current	8,755	197
Advance from Healios	5,199	5,201
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, and 242,844,180 issued and outstanding at December 31, 2021 and 300,000,000 shares authorized, and 201,973,582 shares issued and outstanding at December 31, 2020	243	202
Additional paid-in capital	599,470	527,549
Accumulated deficit	(583,344)	(496,389)
Total stockholders’ equity	16,369	31,362
Total liabilities and stockholders’ equity	$60,184	$59,714
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Contract revenue from Healios	$5,514	$1,432	$5,517
Grant revenue	—	8	116
Total revenues	5,514	1,440	5,633
Costs and expenses
Research and development (including stock compensation expense of $3,642, $3,351 and $2,217 in 2021, 2020 and 2019, respectively)	71,080	62,994	39,045
General and administrative (including stock compensation expense of $4,914, $4,028 and $2,634 in 2021, 2020 and 2019, respectively)	20,065	15,888	11,378
Depreciation	1,427	890	698
Total costs and expenses	92,572	79,772	51,121
Loss from operations	(87,058)	(78,332)	(45,488)
Other income (expense), net	103	(433)	906
Net loss and comprehensive loss	$(86,955)	$(78,765)	$(44,582)
Net loss per common share, basic and diluted	$(0.39)	$(0.42)	$(0.29)
Weighted average shares outstanding, basic and diluted	224,274	187,472	151,696
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at January 1, 2019	—	$—	144,292,739	$144	$416,014	$(373,042)	$43,116
Stock-based compensation	—	—	—	—	4,851	—	4,851
Issuance of common stock, net of issuance costs	—	—	14,825,000	15	20,269	—	20,284
Issuance of common stock under equity compensation plans	—	—	673,846	1	(399)	—	(398)
Net and comprehensive loss	—	—	—	—	—	(44,582)	(44,582)
Balance at December 31, 2019	—	—	159,791,585	160	440,735	(417,624)	23,271
Stock-based compensation	—	—	—	—	7,379	—	7,379
Issuance of common stock, net of issuance costs	—	—	37,012,500	37	72,745	—	72,782
Issuance of common stock to Healios	—	—	4,310,526	4	7,570	—	7,574
Issuance of common stock under equity compensation plans	—	—	858,971	1	(880)	—	(879)
Net and comprehensive loss	—	—	—	—	—	(78,765)	(78,765)
Balance at December 31, 2020	—	—	201,973,582	202	527,549	(496,389)	31,362
Stock-based compensation	—	—	—	—	8,556	—	8,556
Issuance of common stock, net of issuance costs	—	—	40,031,000	40	64,223	—	64,263
Issuance of common stock under equity compensation plan	—	—	839,598	1	(858)	—	(857)
Net and comprehensive loss	—	—	—	—	—	(86,955)	(86,955)
Balance at December 31, 2021	—	$—	242,844,180	$243	$599,470	$(583,344)	$16,369
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(86,955)	$(78,765)	$(44,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,427	890	698
Stock-based compensation	8,556	7,379	4,851
Operating right-of-use assets, net	235	—	—
Changes in operating assets and liabilities:
Accounts receivable from Healios - billed and unbilled	(4,325)	856	3,783
Prepaid expenses, deposits and other	(1,605)	(2,126)	1,102
Accounts payable, accrued expenses and other	3,795	9,456	(1,836)
Accounts payable to Healios	(586)	637	1,068
Deferred revenue - Healios	3,275	—	(609)
Advance from Healios	(2)	(137)	199
Net cash used in operating activities	(76,185)	(61,810)	(35,326)
Investing activities
Purchases of equipment	(1,360)	(1,162)	(579)
Net cash used in investing activities	(1,360)	(1,162)	(579)
Financing activities
Proceeds from issuance of common stock, net	64,263	72,782	20,311
Proceeds from issuance of common stock to Healios, net	—	7,574	—
Shares retained for withholding tax payments on stock-based awards	(857)	(879)	(424)
Net cash provided by financing activities	63,406	79,477	19,887
(Decrease) Increase in cash and cash equivalents	(14,139)	16,505	(16,018)
Cash and cash equivalents at beginning of year	51,546	35,041	51,059
Cash and cash equivalents at end of year	$37,407	$51,546	$35,041

Non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	9,162	—	—
See accompanying notes.

Athersys, Inc.
Notes to Consolidated Financial Statements
A. Background
Athersys, Inc., including its consolidated subsidiaries (collectively, “we,” “us,” “Athersys,” and the “Company”) is a biotechnology company focused in the field of regenerative medicine and operates in one business segment. Our operations consist of research, clinical development, manufacturing and manufacturing process development activities, and our most advanced program is in a pivotal Phase 3 clinical trial.
We expect that the the results of the TREASURE study, the clinical trial of our partner in Japan, HEALIOS K.K. (“Healios”), followed by the results of our MASTERS-2 clinical trial, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the nature of these results, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties and the sale of equity securities from time to time including through our equity facility and grant-funding opportunities.
Healios Framework Agreement
On August 5, 2021, we expanded our partnership with Healios by entering into the Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support (the “Framework Agreement”) to optimize and better align the collaboration structure to drive therapeutic reach and commercial success in Japan for the MultiStem product following potential regulatory approval. The Framework Agreement provides for planned investment by Healios in certain manufacturing preparation activities. We have agreed to defer certain milestone payments and potentially adjust royalty payments during the initial commercial launch period. Refer to Note F, Collaborative Arrangements and Revenue Recognition, for additional information.
On February 16, 2021, the Company, Healios and Dr. Hardy TS Kagimoto, the Chairman and Chief Executive Officer of Healios and a member of our board of directors (the “Board”), entered into a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provided for the parties’ cooperation on certain commercial matters, including a commitment to work in good faith to finalize negotiations on all aspects of their supply, manufacturing, information provision and regulatory support relationship.
The Cooperation Agreement also provided for, among related matters, the dismissal with prejudice of the complaint filed by Dr. Kagimoto against the Company seeking the inspection of the Company’s books and records in the Court of Chancery of the State of Delaware on November 21, 2020 (the “Section 220 Litigation”). Pursuant to the Cooperation Agreement, in April 2021, we reimbursed Healios and Dr. Kagimoto for reasonable out-of-pocket fees and expenses, including legal expenses, incurred in connection with the Section 220 Litigation, which were not to exceed $0.5 million in the aggregate.
In connection with the execution of the Framework Agreement, certain issues as contemplated by the Cooperation Agreement were resolved and the Cooperation Agreement was amended to extend certain customary standstill provisions until the conclusion of our 2023 annual meeting of stockholders.
Retention Program
In the first quarter of 2021, we entered into retention letter agreements (“Retention Agreements”) with our executive officers and certain other employees in leadership positions. Each Retention Agreement provides for, among other things, a cash retention bonus and a stock option award, each with vesting tied to continued employment. The cash retention bonuses generally represent a percentage of the employee’s annual compensation and generally vest in full if employed on May 1, 2022. The stock option awards generally vest one-third on May 1, 2022 with the remainder vesting on May 1, 2023 and include a provision for accelerated vesting upon termination without cause. The total stock compensation expense related to the stock option awards is approximately $2.7 million and is being expensed ratably over the vesting period. In April 2021, we expanded the retention program to all then-current employees of the Company, providing for a cash retention bonus with vesting also tied to continued employment through May 1, 2022. The total cash retention bonus is approximately $2.5 million, which is being expensed ratably over the respective vesting periods.
Chief Executive Officer Separation Letter Agreement
Effective February 15, 2021, Dr. Gil Van Bokkelen resigned from his position as the Company’s Chief Executive Officer and Chairman of the Board. In connection with his resignation, the Company and Dr. Van Bokkelen entered into a separation letter agreement (the “Separation Letter”) entitling him to severance payments and benefits with an aggregate value of approximately $1.0 million payable in installments over an 18-month period, and providing for a total lump sum payment of approximately

$0.2 million. At December 31, 2021, we recorded a liability in the amount of $0.4 million, which represents the remaining installments payable to Dr. Van Bokkelen. The lump sum payment was made to Dr. Van Bokkelen in March 2021. The related expense is recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss.
The terms of the Separation Letter also provided for the accelerated vesting of Dr. Van Bokkelen’s outstanding restricted stock units (“RSUs”) and the modification of his stock option awards by providing for accelerated vesting of his unvested stock options and the extension of time during which certain vested stock options can be exercised. In the first quarter of 2021, following the evaluation of the modification, we recorded stock compensation expense of approximately $1.4 million related to the accelerated vesting of Dr. Van Bokkelen’s stock options and $0.9 million related to the accelerated vesting of his RSUs.
B. Going Concern

We have prepared our consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception in 1995 and have negative operating cash flows. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
At December 31, 2021, we had cash and cash equivalents of $37.4 million. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern. Management plans to raise additional capital through the use of our equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) and, depending on market conditions, through equity offerings. We are entitled to a new milestone payment from Healios in the amount of $3.0 million by June 2022. Additionally, management has the ability to defer certain spending and potentially defer and delay certain non-core programs. While management believes this plan to generate additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. For the foreseeable future, our ability to continue our operations is dependent upon the ability to obtain additional capital.
C. Accounting Policies
Accounting Standards Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU is effective for fiscal years beginning after December 15, 2020. We adopted this ASU prospectively as of January 1, 2021 and the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.
Accounting Standards Not Yet Adopted
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
Milestone Payments
Topic 606 does not contain guidance specific to milestone payments, but rather requires potential milestone payments to be considered in accordance with the overall model of Topic 606. As a result, revenues from contingent milestone payments are recognized based on an assessment of the probability of milestone achievement and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in recognizing milestone revenue before the milestone event has been achieved. Since milestone payments in the Healios arrangement are generally related to development and commercial milestone achievement by Healios, we only include milestones that are unconditionally entitled to in the estimated transaction price of the Healios arrangement. Conditional or contingent milestones are constrained to the extent that a significant reversal of revenue could result in future periods. Refer to Note F, Collaborative Arrangements and Revenue Recognition, for further information.
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
Contractual Right to Consideration and Deferred Revenue
Amounts included in deferred revenue or contract assets are determined at the contract level, and for our Healios arrangement, such amounts are included in a contract asset or liability depending on the overall status of the arrangement. Amounts received from customers or collaborators in advance of our performance of services or other deliverables are included in deferred revenue, while amounts for performance of services or other deliverables in excess of the customer payment received are included in contract assets, with those accounts that are unconditional and billed being included in accounts receivable separate from contract assets. Grant proceeds received in advance of our performance under the grant is included in deferred revenue.
Cash and Cash Equivalents
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are primarily invested in money market funds. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments.
Research and Development
Research and development expenditures, which consist primarily of costs associated with clinical trials, preclinical research, clinical product manufacturing and process development for manufacturing, personnel, legal fees resulting from intellectual property application and maintenance processes, and laboratory supply and reagent costs, including direct and allocated overhead expenses, are charged to expense as incurred.

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
Royalty Payments and Sublicense Fees
We are required to make royalty payments to certain parties based on our product sales under license agreements. No royalties were recorded during the year ended December 31, 2021, since we have not yet generated sales revenue. We are also required to record sublicense fees from time-to-time in connection with license fees from collaborators and clinical and commercial milestone achievement. Sublicenses fees were not significant in 2021 and 2020, and we recorded sublicense fees of $0.1 million in research and development expenses in the consolidated statements of operations and comprehensive loss in the year ended December 31, 2019.
Long-Lived Assets
Property and equipment is stated at acquired cost net of depreciation and amortization. Laboratory and office equipment are depreciated on the straight-line basis over the estimated useful lives (three to ten years). Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. We expense repair and maintenance costs as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We retain fully depreciated assets in property and equipment and the related accumulated depreciation accounts until we remove them from service.
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
Leasing Arrangements
We lease equipment, buildings and office space under operating lease arrangements. We have various supply agreements with third-party manufacturers, which involve the lease of manufacturing facilities and equipment, as defined in Topic 842. We have elected to separate lease and non-lease components for these arrangements. These manufacturing agreements have variable lease payments, which typically become binding once certain manufacturing milestones are achieved, and as such, are not included in right-of-use (“ROU”) assets and lease liabilities until such payments are no longer variable. We do not separate lease and non-lease components for all other currently existing asset classes. We apply the short-term lease exemption to all qualified lease agreements. The short-term lease exemption allows for the non-recognition of ROU assets and lease liabilities for leases with a term of twelve months or less.
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
We had no finance leases, residual value guarantees, restrictive covenants, subleases or sale leaseback transactions at December 31, 2021 and 2020. All ROU assets are periodically reviewed for impairment losses. Refer to Note K, Leasing Arrangements, for further information.
Patent Costs and Rights
Costs of applying for, prosecuting and maintaining patents and patent rights are expensed as incurred. We have filed for broad intellectual property protection on our proprietary technologies and have numerous United States and international patents and patent applications related to our technologies.

Warrants
We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Generally, warrants are classified as liabilities, as opposed to equity, if the agreement includes the potential for a cash settlement or an adjustment to the exercise price, and warrant liabilities are recorded at their fair values at each balance sheet date. We had no warrant liabilities or warrant equity instruments recorded in the consolidated financial statements at December 31, 2021 and 2020. Refer to Note G, Capitalization and Warrant Instruments, for a discussion of common stock warrants issued to Healios in 2021.
Concentration of Credit Risk
Our accounts receivable are generally comprised of amounts due from collaborators and granting authorities and are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2021 and 2020, our accounts receivable are due from Healios. We do not typically require collateral from our customers.
Legal Matters
We evaluate the development of legal matters on a regular basis and accrue a liability when we believe a loss is probable and the amounts can be reasonably estimated.
Stock-Based Compensation
Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized using the straight-line method over the requisite service period, for awards without performance conditions. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. The expected term of stock options granted represent the period of time that stock option grants are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock option at the time of the grant. We determine volatility by using our historical stock volatility. We account for forfeitures as they occur. We have never paid or declared dividends or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.
Stock-based compensation for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized.
Prior to June 2020, we used the “simplified” method to calculate the expected term of option grants. In June 2020, we modified our stock option awards for all then-current employees and directors by providing an extension to the period of time during which vested stock options can be exercised. The extension to the period of time during which stock options can be exercised also applies to all stock options granted after June 2020. Subsequent to the modification date, our stock options no longer qualify to use the “simplified” method, and the expected term of our option grants is determined based on the historical experience and patterns, as well as current trends as previously described.
The fair value of our restricted stock units is equal to the closing price of our common stock on the date of grant and is expensed over the vesting period on a straight-line basis. Restricted stock units typically vest over a four-year period. Refer to Note H, Stock-Based Compensation, for additional information.
Stock option awards to employees typically vest over a four-year period, have an exercise price equal to the fair market value of a share of common stock on the grant date and have a contractual term of 10 years. The following weighted-average input assumptions were used in determining the fair value of our stock options granted:

	December 31,
	2021	2020	2019
Volatility	75.2%	72.2%	71.1%
Risk-free interest rate	0.8%	0.6%	2.0%
Expected life of option	5.4 years	5.7 years	6.2 years
Expected dividend yield	0.0%	0.0%	0.0%
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

We had no liability for uncertain income tax positions as of December 31, 2021 and 2020. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities and will for a period post utilization.
Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.
We have outstanding options and restricted stock units and, in 2021 and 2019, had outstanding warrants that were not used in the calculation of diluted net loss per share because to do so would be antidilutive. The following instruments, were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Years ended December 31,
	2021	2020	2019
Stock options	23,043,035	18,150,409	13,975,671
Restricted stock units	1,985,057	2,374,006	2,032,180
Warrants	—	—	4,000,000
	25,028,092	20,524,415	20,007,851
We issued 10,000,000 common stock warrants to Healios in 2021 which are excluded from the calculation of diluted net loss per share, as the underlying performance condition associated with each warrant has not been satisfied and is not yet considered probable at the end of the reporting period. Refer to Note G. Capitalization and Warrant Instruments, for a discussion of the common stock warrants issued to Healios in 2021.
D. Property and Equipment, net

	December 31,
Property and equipment consists of (in thousands):	2021	2020
Laboratory equipment	$9,352	$9,225
Office equipment and leasehold improvements	4,000	3,336
Process development equipment not yet in service	458	294
	13,810	12,855
Accumulated depreciation and amortization	(10,118)	(9,700)
	$3,692	$3,155
During 2021 and 2020, we disposed of approximately $1.0 million and $0.1 million of obsolete equipment, respectively, all of which were fully depreciated. During the second quarter of 2021, we determined that certain equipment assets would no longer be necessary to support future manufacturing activities due to modifications to our processes, which reduced the estimated useful lives of such equipment. The modifications were decided on during the second quarter of 2021 and we accelerated depreciation, which resulted in an additional $0.5 million in depreciation on the consolidated statements of operations and comprehensive loss.
E. Financial Instruments
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

F. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
In 2016, we entered into a license agreement (the “First License Agreement”) with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan and to provide Healios with access to our proprietary MAPC technology for use in Healios’ organ bud program, initially for transplantation to treat liver disease or dysfunction. Under the terms of the First License Agreement, Healios also obtained a right to expand the scope of the collaboration to include the exclusive rights to develop and commercialize MultiStem for the treatment of two additional indications in Japan which included acute respiratory distress syndrome (“ARDS”) and another indication in the orthopedic area, and all indications for the organ bud program.
Under the collaboration, Healios is responsible for the development and commercialization of the MultiStem product in the licensed territories, and we provide manufacturing services to Healios, comprising the supply of product for its clinical trials, technology transfer services and services related to commercial readiness in Japan.
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
In June 2018, as contemplated by the First License Agreement, Healios exercised its option to expand the collaboration and entered into the Collaboration Expansion Agreement (“CEA”) that included new license agreements and rights that further broadened the collaboration. Under the CEA, Healios (i) expanded its First License Agreement to include ARDS in Japan, expanded the organ bud license to include all transplantation indications, and terminated Healios’ right to include a designated orthopedic indication per the First License Agreement; (ii) obtained a worldwide exclusive license, or the Ophthalmology License Agreement, for use of MultiStem product to treat certain ophthalmological indications; (iii) obtained an exclusive license in Japan (the "Combination Product License Agreement”), for use of the MultiStem product to treat diseases of the liver, kidney, pancreas and intestinal tissue through local administration of MultiStem in combination with iPSC-derived cells; (iv) obtained an exclusive, time-limited right of first negotiation (“ROFN Period”) to enter into an option for a license to develop and commercialize certain MultiStem treatments in China, which has since expired; and (v) an option for an additional non-therapeutic technology license, which has also expired.
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
For standalone products sold by Healios under the Ophthalmology License Agreement, we are entitled to receive success-based regulatory filing and approval and sales milestones aggregating up to $135.6 million and tiered royalties on net product sales in the single digits depending on net sales levels. For the combination products under the Ophthalmology License Agreement, we will be entitled to receive a low single-digit royalty, but no milestone payments. Under the Combination Product License Agreement, we are entitled to receive a low single-digit royalty on net sales of the combination product treatments, but no milestone payments. For the organ bud product, we are entitled to receive a fractional royalty percentage on net sales of the organ bud products.
Under the CEA, the ROFN Period with respect to the option for a license in China was extended to June 30, 2019 in exchange for a $2.0 million payment from Healios that we received in December 2018. The extension payment will be applied as a credit against any potential milestone payments under the current licenses, subject to certain limitations. The ROFN Period expired on June 30, 2019. In connection with the entry into the CEA, we amended the terms of the Healios Warrant as addressed in Note G, Capitalization and Warrant Instruments.

In August 2021, the Company and Healios entered into the Framework Agreement, which provides for clarification under and modifies the existing agreements between the parties and reframes our collaboration to set the stage for productive efforts as Healios and our collaboration move towards commercialization of MultiStem in Japan. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. We will be entitled to new milestone payments in the amount of $3.0 million by June 2022 and $5.0 million upon successful completion of certain commercial manufacturing activities. Additionally, accounts payable to Healios have been reduced to $1.1 million and are due on or before December 31, 2022. In connection with the execution of the Framework Agreement, the Cooperation Agreement was amended to extend certain customary standstill provisions until the conclusion of our 2023 annual meeting of stockholders. We also issued two warrants (together, the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 10,000,000 shares of our common stock. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation - Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of December 31, 2021, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable. Refer to Note G Capitalization and Warrant Instruments, for further information.
Healios Revenue Recognition
At the inception of the Healios arrangement and again each time that the arrangement has been modified, all material performance obligations were identified, which include (i) licenses to our technology, (ii) product supply services, and (iii) manufacturing services provided on Healios’ behalf.
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
The pricing for certain product supply provided to Healios was driven off the underlying cost per dose over the entire life of the agreement and subject to variability as those costs change. During 2019, the price per dose from our contract manufacturers decreased for the first time under this arrangement. As such, we reduced the expected transaction price to the current estimated value and applied the reduction to the undelivered elements of the overall arrangement at the time this product supply performance obligation originated. Furthermore, the number of doses of clinical product requested by Healios was amended in 2019, and our revenues were further reduced.
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
For performance obligations satisfied over time, we apply an appropriate method of measuring progress each reporting period and, if necessary, adjust the estimates of performance and the related revenue recognition. Our services provided on Healios’ behalf are satisfied over time, and we recognize revenue in proportion to the contractual services provided, measured by costs incurred compared to total estimated costs. For performance obligations satisfied at a point in time (i.e., product supply), we recognize revenue upon delivery.
Under the Framework Agreement, it was determined there is currently one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. We determined the transaction price includes estimated payments for reimbursable services to be performed by us for Healios and the $3.0 million milestone payment due no later than June 2022. We allocated the total transaction price to this one performance obligation. We began recognizing revenue in the third quarter of 2021 as the services were being performed, which are now expected to be completed by the end of 2022. During our evaluation of variable consideration in the fourth quarter of 2021, we increased our estimated transaction price due to changes in the estimated cost of the reimbursable services. The remaining transaction price for the performance obligation that was not yet satisfied is $5.6 million at December 31, 2021. We recognized revenue of approximately $0.5 million for the twelve months ended December 31, 2021, and no revenue for the twelve months ended December 31, 2020 from performance obligations partially satisfied in previous periods.
Accounts receivable from Healios
Accounts receivable from Healios are related to our contracts and are recorded when the right to consideration is unconditional at the amount that management expects to collect. Accounts receivable from Healios do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing.

Unbilled Accounts Receivable from Healios
Unbilled accounts receivable from Healios represent amounts due to us under contractual arrangements and for which we have an unconditional right to the consideration, but which we have not yet invoiced Healios. At December 31, 2021, the unbilled accounts receivable from Healios was $3.0 million, which represents a milestone payment owed to us under the Framework Agreement for which we are entitled to receive payment by June 2022.
Deferred Revenue - Healios
Amounts included in deferred revenue - Healios on the consolidated balance sheets, are considered a contract liability. During the twelve months ended December 31, 2021, revenue recognized from contract liabilities as of the beginning of the respective period was $0.1 million. No revenue was recognized from contract liabilities during the twelve months ended December 31, 2020. At December 31, 2021, the contract liability included in deferred revenue - Healios, is classified as a current liability since the rights to consideration are expected to be satisfied, in all material respects, within one year.
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

	Twelve Months Ended December 31, 2021		Twelve Months Ended December 31, 2020		Twelve Months Ended December 31, 2019
	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
Contract revenue from Healios:
License fee revenue	$—	$—	$—	$—	$1,624	$—
Product supply revenue	283	—	1,432	—	2,167	—
Service revenue	—	5,231	—	—	—	1,726
Total disaggregated revenues	$283	$5,231	$1,432	$—	$3,791	$1,726

G. Capitalization and Warrant Instruments
Capitalization
In June 2021, our stockholders approved an amendment to our certificate of incorporation to increase the number of shares of the Company’s authorized common stock from 300,000,000 shares to 600,000,000 shares. At December 31, 2021 and December 31, 2020, we had 600,000,000 and 300,000,000 shares of common stock, respectively, and 10,000,000 shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2021 and 2020.
In April 2020, we completed an underwritten public offering of common stock generating net proceeds of approximately $53.7 million through the issuance of 25,587,500 shares of common stock at the offering price of $2.25 per share.
The following shares, in thousands, of common stock were reserved for future issuance:

	December 31,
	2021	2020
Stock-based compensation	28,204	29,591
Healios Warrants to purchase common stock	10,000	—
	38,204	29,591
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
Under the Investor Rights Agreement, we further agreed that during such time as Healios beneficially owns more than 5.0% but less than 15.0% of our outstanding common stock, our Board of Directors (the “Board”) will nominate a Healios nominee suitable to us to become a member of the Board, and during such time as Healios beneficially owns 15.0% or more of our outstanding common stock, our Board will nominate two suitable Healios nominees to become members of the Board, at each annual election of directors. Healios nominated an individual to the Board, who was elected at the 2018 annual stockholders’ meeting. As a result of Healios’ investment, Healios became a related party, and the transactions with Healios are separately identified within these financial statements as related party transactions.
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
Healios Warrants
In March 2018, we issued to Healios a warrant to purchase up to 20,000,000 shares of our common stock (the “2018 Warrant”). Based upon the terms of the 2018 Warrant as amended in June 2018, it was no longer exercisable for up to 16,000,000 warrant shares as of June 2019. In March 2020, Healios elected to exercise the 2018 Warrant in full, and we issued 4,000,000 shares of our common stock at an exercise price equal to the reference price of $1.76 per share, as defined in the 2018 Warrant. Proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the 2018 Warrant.
In August 2021, we issued the 2021 Warrants to purchase up to an aggregate of 10,000,000 shares of our common stock. One of the 2021 Warrants is for the purchase of up to 3,000,000 shares at an exercise price of $1.80 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the Pharmaceuticals and Medical Devices Agency in Japan (the “PMDA”) for the intravenous administration of MultiStem to treat patients who are suffering from acute respiratory distress syndrome. The other 2021 Warrant is for the purchase of up to 7,000,000 shares at an exercise price of $2.40 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke. The 2021 Warrants may be terminated by us under certain conditions and have an exercise cap triggered at Healios’ ownership of 19.9% of our common stock.

Equity Purchase Agreement
We have had equity purchase agreements in place since 2011 with Aspire Capital that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in June 2021 (the “2021 Equity Facility”) and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2021 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we filed a registration statement for the resale of 40,000,000 shares of our common stock in connection with the 2021 Equity Facility. Our prior equity facility that was entered into in 2019 (the “2019 Equity Facility”) was fully utilized and terminated during the third quarter of 2021.
During the years ended December 31, 2021, 2020 and 2019, we sold 40,031,000, 11,425,000 and 14,475,000 shares, respectively, to Aspire Capital at average prices of $1.61, $1.67 and $1.41 per share, respectively.

H. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 19,000,000 shares of common stock for awards to employees, directors and consultants. The EICP was approved in June 2019 and replaced our prior long-term incentive plans. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of December 31, 2021, a total of 8,933,420 shares (including 282,365 shares related to an expired incentive plan) of common stock have been issued under our equity incentive plans.
In June 2020, we modified option awards granted under the EICP and our prior equity plans for all then-current employees and directors by providing an extension to the period of time during which vested stock options can be exercised, subject to certain tenure-related conditions being met. The modification was applied to all then-outstanding nonqualified stock option awards outstanding on the modification date and to those incentive stock options held by individuals who accepted the modification. Following evaluation of the modification of the stock option awards, we recorded stock compensation expense of $1.2 million for the incremental value of stock option awards vested prior to the modification date. The remaining incremental value of $0.5 million determined at the modification date associated with the unvested stock option awards is being recognized over the remaining vesting period of these modified stock option awards.
As of December 31, 2021, a total of 3,176,331 shares were available for issuance under our EICP, and stock-based awards representing 24,028,092 shares (including 820,478 shares related to an expired incentive plan) of common stock were outstanding. Additionally, inducement stock options granted outside of our equity incentive plans to purchase 1,000,000 shares of common stock were outstanding at December 31, 2021. We recognized $8.6 million, $7.4 million and $4.9 million of stock-based compensation expense in 2021, 2020 and 2019, respectively.
Stock Options
The weighted average fair value of options granted in 2021, 2020 and 2019 was $1.13, $1.50 and $1.00 per share, respectively. The total fair value of options vested during 2021, 2020 and 2019 was $4.8 million, $3.5 million and $3.0 million, respectively. The total intrinsic value of options exercised was not significant during the years ended December 31, 2021 and 2019, respectively, and $0.7 million during the year ended December 31, 2020. At December 31, 2021, total unrecognized estimated compensation cost related to unvested stock options was approximately $8.6 million, which is expected to be recognized by the end of 2025 using the straight-line method. The weighted average contractual life of unvested options at December 31, 2021 was 9.0 years. The aggregate intrinsic value of fully vested and exercisable option shares and option shares expected to vest as of December 31, 2021 not significant.

A summary of our stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2019	10,955,508	$1.87
Granted	3,402,608	1.55
Exercised	(48,152)	1.40
Forfeited / Expired	(334,293)	2.71
Outstanding December 31, 2019	13,975,671	1.77
Granted	5,213,168	2.44
Exercised	(362,351)	1.70
Forfeited / Expired	(676,079)	2.32
Outstanding December 31, 2020	18,150,409	1.95
Granted	6,240,204	1.81
Exercised	(89,041)	1.77
Forfeited / Expired	(1,258,537)	2.21
Outstanding December 31, 2021	23,043,035	$1.91
Vested during 2021	3,824,722	$1.99
Vested and exercisable at December 31, 2021	14,808,108	$1.88

			December 31, 2021
			Options Outstanding			Options Vested and Exercisable
Exercise Price			Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	-	$1.55	8,005,583	5.4 years	$1.49	6,072,826	4.1 years	$1.45
$1.56	-	$2.17	8,196,562	6.7 years	$1.82	3,260,020	2.9 years	$1.74
$2.19	-	$3.57	6,840,890	4.4 years	$2.51	5,475,262	3.4 years	$2.43
			23,043,035			14,808,108

Restricted Stock Units
A summary of our restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value
Unvested January 1, 2019	1,656,688	$1.93
Granted	1,350,150	1.55
Vested-common stock issued	(938,311)	1.87
Forfeited	(36,347)	1.69
Unvested December 31, 2019	2,032,180	1.71
Granted	1,553,671	2.76
Vested-common stock issued	(1,087,718)	1.98
Forfeited	(124,127)	1.95
Unvested December 31, 2020	2,374,006	2.26
Granted	1,254,399	1.63
Vested-common stock issued	(1,287,383)	2.10
Forfeited	(355,965)	2.31
Unvested December 31, 2021	1,985,057	$1.97
Vested/Issued cumulative at December 31, 2021	7,883,277	$1.84
The total fair value of restricted stock units vested during 2021, 2020 and 2019 was $2.7 million, $2.2 million and $1.8 million, respectively. At December 31, 2021, total unrecognized estimated compensation cost related to unvested restricted stock units was approximately $3.8 million, which is expected to be recognized by the end of 2025 using the straight-line method.

I. Income Taxes
At December 31, 2021, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $326.3 million and $20.6 million, respectively. Included in our federal net operating loss as of December 31, 2021 are federal net operating loss carryforwards generated after 2017 of $189.7 million that have an indefinite life, but with usage limited to 80% of taxable income in any given year. The remaining federal net operating losses and tax credits will expire at various dates between 2032 and 2041. We also had foreign net operating loss carryforwards of approximately $31.7 million. Such foreign net operating loss carryforwards do not expire. We also had state and city net operating loss carryforwards aggregating approximately $118.7 million. Such state and city net operating loss carryforwards may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2022 and 2041. Certain state net operating losses do not expire.
The utilization of net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, (the “IRC”). We generated U.S. federal net operating loss carryforwards of $289.6 million, research and development tax credits of $20.6 million, and state and local net operating loss carryforwards of $118.5 million since 2012. We will update our analysis under Section 382 prior to using these attributes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Percent of Income before Income Taxes
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes - net of federal tax benefit	1.0%	0.9%
Other permanent differences	(2.1)%	(1.4)%
Valuation allowances	(24.8)%	(25.5)%
Research and development - U.S.	4.9%	5.0%
Effective tax rate for the year	—%	—%
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$79,473	$61,670
Research and development credit carryforwards	20,587	16,308
Operating lease liabilities	1,918	146
Compensation expense	3,336	2,752
Other	2,618	3,534
Total deferred tax assets before valuation allowance	107,932	84,410
Valuation allowance for deferred tax assets	(106,186)	(84,255)
Net deferred tax assets after valuation allowance	1,746	155

Deferred tax liabilities:
Right-of-use asset	(1,746)	(155)
Total deferred tax liabilities	(1,746)	(155)
Net deferred tax assets	$—	$—
Because of our cumulative losses, substantially all the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2021.
We file income tax returns with the Internal Revenue Service (“IRS”) and certain other taxing jurisdictions. We are subject to income tax examinations by the IRS and by state tax authorities until the net operating losses are settled.

J. Profit Sharing and 401(k) Plan
We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We make employer contributions to this plan, and the expense was approximately $0.6 million, $0.5 million and $0.4 million in 2021, 2020 and 2019, respectively.

K. Leasing Arrangements
As of December 31, 2021, ROU assets were $9.0 million and lease liabilities were $9.8 million. As of December 31, 2020 and 2019, ROU assets were $0.6 million and $0.7 million, and lease liabilities were $0.7 million and $0.7 million, respectively. The weighted-average remaining term for lease contracts was 8.9 years at December 31, 2021, 1.5 years at December 31, 2020 and 1.6 years at December 31, 2019. As of December 31, 2021, maturities ranged from 15 months to 114 months. The weighted-average discount rate was 8.8% at December 31, 2021, 5.0% at December 31, 2020, and 5.3% at December 31, 2019. We paid $1.3 million, $0.5 million and $0.5 million for operating leases included in the measurement of lease liabilities during the year ended December 31, 2021, 2020 and 2019, respectively.
Warehouse Lease Agreement
In January 2021, we entered into an operating lease agreement to lease approximately 214,000 square feet of warehouse and office space. The initial lease term is approximately ten years and includes five renewal options with terms of five years each. The lease commenced on May 1, 2021, upon us taking control of the warehouse and office space on that date. Base annual rent for the first year is approximately $1.3 million with 2.0% annual rent escalators. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $9.2 million, which represented the present value of remaining lease payments over the initial lease term, using an incremental borrowing rate of 9.0%. The terms of the lease agreement also include an allowance in the amount of $0.7 million for the cost of construction of office and laboratory space, some of which was completed as of December 31, 2021. We are also obligated to pay certain variable expenses separately from the base rent, including utilities, real estate taxes and common area maintenance. Such costs and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred.
Lease Costs
The table below presents certain information related to the lease costs (in thousands) for operating leases as of December 31, 2021, 2020 and 2019:

	Twelve months ended December 31,
	2021	2020	2019
Operating lease cost	$1,458	$516	$487
Short-term lease cost	134	111	61
Variable lease cost (1)	7,113	1,321	205
Total lease cost	$8,705	$1,948	$753
(1) Includes lease components from our third-party manufacturing agreements.
Undiscounted Cash Flows
The following table summarizes future maturities (in thousands) for operating lease liabilities as of December 31, 2021:

2022	$1,927
2023	1,566
2024	1,390
2025	1,404
2026	1,432
2027 and beyond	6,803
Total minimum lease payments	14,522
Less: amount of lease payments representing interest	4,756
Present value of operating lease liabilities	$9,766

L. Quarterly Financial Data (unaudited)
The following table presents quarterly data for the years ended December 31, 2021 and 2020, in thousands, except per share data:

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$—	$—	$4,792	$722	$5,514
Loss from operations	(26,589)	(22,572)	(16,222)	(21,675)	(87,058)
Net loss	(26,468)	(22,599)	(16,177)	(21,711)	(86,955)
Basic and diluted net loss per common share (1)	$(0.13)	$(0.10)	$(0.07)	$(0.09)	$(0.39)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$—	$84	$86	$1,270	$1,440
Loss from operations	(15,759)	(18,337)	(22,318)	(21,918)	(78,332)
Net loss	(15,644)	(18,372)	(22,543)	(22,206)	(78,765)
Basic and diluted net loss per common share (1)	$(0.10)	$(0.10)	$(0.11)	$(0.11)	$(0.42)
(1) Due to the effect of quarterly changes to outstanding shares of common stock and weightings, the annual loss per share will not necessarily equal the sum of the respective quarters.

M. Subsequent Events
On January 20, 2022, we announced that the Board appointed Daniel A. Camardo to the Board and also named Mr. Camardo as the Company’s Chief Executive Officer, each effective as of February 14, 2022. In connection with Mr. Camardo’s appointment to Chief Executive Officer, the Company and Mr. Camardo entered into an employment agreement (“the Employment Agreement”). The Employment Agreement provides for an initial annual base salary of $0.6 million, a cash signing bonus of $0.3 million and annual cash incentive compensation with a target opportunity equal to 60% of Mr. Camardo’s annual base salary subject to Company performance, as well as participation in our equity award program, severance and other standard employment benefits. As an inducement to Mr. Camardo’s acceptance of employment with us, Mr. Camardo was granted an initial equity award that is intended to be an inducement award (“the Inducement Award”) of a stock option award to purchase 10,000,000 shares of our common stock at a per share exercise price of $0.86. With regard to 4,000,000 shares, vesting of the Inducement Award will occur over a four-year period, with 25% of such portion of the award generally vesting on the first anniversary of the grant date and the remainder generally vesting monthly in substantially equal installments over the remaining 36 months. With regard to 6,000,000 shares, vesting of the Inducement Award will generally occur upon achievement of certain Company milestones, including FDA manufacturing process and marketing approvals, cumulative product sales, and business development and fundraising activities, as and when reasonably evaluated and determined by the Board in its sole discretion. The Inducement Award has up to a 10-year term.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, these officers have concluded that as of December 31, 2021, our disclosure controls and procedures are effective.
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the 2013 framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in internal control: During the fourth quarter of 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On March 5, 2022, the Board of Directors of the Company, based upon the recommendation of the Compensation Committee of the Board of Directors of the Company, approved a cash bonus incentive plan (the “Plan”) for the year ending December 31, 2022 for the named executive officers of the Company. The Plan provides that each participant is eligible to earn a bonus during the award term of January 1, 2022 through December 31, 2022. The Plan provides for the following target bonus percentages of the named executive officer’s salary during the award term, payout being solely based on the achievement of specified corporate goals. The corporate goals include advancing the Company’s clinical programs for MultiStem and manufacturing process development initiatives, executing against the established operating plan and capital acquisition objectives. There is no formally adopted plan document for the Plan.

Title	Target Bonus
Chief Executive Officer	60%
President & Chief Operating Officer	45%
Executive Vice President & Chief Scientific Officer	45%
Chief Financial Officer	40%
A summary of the plan is attached to this Annual Report on Form 10-K as Exhibit 10.27 and is hereby incorporated herein by reference thereto.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2022 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2022 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2021, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (1)
Equity compensation plan approved by security holders	23,207,614	$1.77	3,176,331
Equity compensation plan not approved by security holders (3)	820,478	$1.49	—
Total	24,028,092		3,176,331
_________________
(1)Included in column (a) and (c) are both stock option and RSU awards under our equity compensation plans.
(2)Reflects the weighted-average exercise price of outstanding stock options only, as opposed to RSUs that do not have an exercise price. The weighted average exercise price of all outstanding stock option awards under our plans is $1.94 and the weighted average remaining term is 5.47 years.
(3)The shares of common stock included in this plan category are issuable pursuant to outstanding awards under the Athersys, Inc. Equity Incentive Compensation Plan. This plan expired on June 8, 2017; therefore, no new awards can be issued under this plan.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2022 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Proxy Statement with respect to the 2022 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Athersys, Inc. are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flow for each of the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

3.4
Certificate of Amendment to Certificate of Incorporation of Athersys, Inc., as amended, effective as of June 16, 2021 (incorporated herein by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-3 (Commission No. 333-257409) filed with the Commission on June 25, 2021).

4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.3 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 16, 2020)

4.2
Common Stock Purchase Warrant (ARDS) issued to HEALIOS K.K. by Athersys, Inc. dated August 5, 2021 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

4.3
Common Stock Purchase Warrant (Ischemic Stroke) issued to HEALIOS K.K. by Athersys, Inc. dated August 5, 2021 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

10.1*
Research Collaboration and License Agreement, dated as of December 8, 2000, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2*
Cell Line Collaboration and License Agreement, dated as of July 1, 2002, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.3
Amendment No. 1 to Cell Line Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.36 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.4*
Extended Collaboration and License Agreement, dated as of January 1, 2006, by and between Athersys, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A (Commission No. 000-52108) filed with the Commission on September 27, 2007)

10.5
Amendment dated as of March 31, 2009 to the Extended Collaboration and License Agreement, by and between Athersys, Inc. and Bristol-Myers Squibb Company effective January 1, 2006 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 9, 2009)

10.6
Amendment No. 3 to Extended Collaboration and License Agreement, dated January 31, 2012, by and between ABT Holding Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 14, 2012)

10.7†
Athersys, Inc. Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.8†
Form Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.31 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.9†
Form Amendment No. 1 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.32 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.10†
Form Amendment No. 2 to Incentive Agreement by and between Advanced Biotherapeutics, Inc. and named executive officers, and acknowledged by Athersys, Inc. and ReGenesys, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.11*
Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.12
Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.13†
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.14†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.15†
Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-212119) filed with the Securities and Exchange Commission on June 20, 2016)

10.16†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.17†
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.18†
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.19
License Agreement by and between ABT Holding Company and HEALIOS K.K., dated as of January 8, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 5, 2016)

10.20
First Amendment to License Agreement, dated as of July 21, 2017, by and between ABT Holding Company and HEALIOS K.K. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2017)

10.21
Second Amendment to License Agreement, dated as of September 19, 2017, by and between ABT Holding Company and HEALIOS K.K. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2017)

10.22
Investor Rights Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of March 13, 2018 (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 10, 2018)

10.23 *
Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of June 6, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 9, 2018)

10.24
Amendment No. 1 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 31, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 6, 2018)

10.25
Amendment No. 2 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of December 6, 2018 (incorporated herein by reference to Exhibit 10.44 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2019)

10.26
Amendment No. 3 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of December 14, 2018 (incorporated herein by reference to Exhibit 10.45 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2019)

10.27†	Summary of Athersys, Inc. 2022 Cash Bonus Incentive Plan

10.28†
Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-8 (Registration No. 333-232075) filed with the Commission on June 12, 2019)

10.29†
Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.30†
Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.31†
Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.32†
Form of Restricted Stock Unit Agreement (Executives) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.33†
Form of Restricted Stock Unit Agreement (Non-Executive) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.34†
Offer Letter Agreement, dated as of January 9, 2020, by and between Athersys, Inc. and Ivor Macleod (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 7, 2020).

10.35†
Employment Agreement, dated as of January 31, 2020, by and between Athersys, Inc. and Ivor Macleod (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 7, 2020).

10.36†
Inducement Award Agreement, dated as of January 31, 2020, by and between Athersys, Inc. and Ivor Macleod (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 7, 2020).

10.37†
Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.38†
Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.39†
Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.40†
Form of Notice of Amendment to Option Rights for Employees (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.41†
Form of Notice of Amendment to Option Rights for Directors (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.42
Cooperation Agreement, dated as of February 16, 2021, by and among Athersys, Inc. and HEALIOS K.K. and Dr. Tadahisa Kagimoto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 16, 2021).

10.43†
Separation Letter, dated as of February 15, 2021, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 16, 2021).

10.44†^	Employment Agreement, dated as of December 3, 2021, by and between Athersys, Inc. and William Lehmann.

10.45†^	Employment Agreement, dated as of December 3, 2021, by and between Athersys, Inc. and Dr. John Harrington.

10.46†^	Employment Agreement, dated as of December 3, 2021, by and between Athersys, Inc. and Ivor Macleod.

10.47†
Retention Letter, dated as of February 26, 2021 between Athersys, Inc. and Mr. William Lehmann, Jr. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 2, 2021)

10.48†
Retention Letter, dated as of February 26, 2021 between Athersys, Inc. and Dr. John Harrington (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 2, 2021)

10.49†
Retention Letter, dated as of February 26, 2021 between Athersys, Inc. and Mr. Ivor Macleod (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 2, 2021)

10.50^
Common Stock Purchase Agreement, dated as of June 24, 2021, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 25, 2021)

10.51^
Registration Rights Agreement, dated as of June 24, 2021, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8‑K (Commission No. 001-33876) filed with the Commission on June 25, 2021).

10.52#
Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

10.53
Amendment to Cooperation Agreement, dated as of August 5, 2021, by and among Athersys, Inc. and HEALIOS K.K. and Dr. Tadahisa Kagimoto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

10.54
Amendment to Investor Rights Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 5, 2021 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Daniel A. Camardo, Chief Executive Officer and Director, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ivor Macleod, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Daniel A. Camardo, Chief Executive Officer and Director, and Ivor Macleod, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Athersys’ Annual Report on Form 10-K for the period ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) the Condensed Consolidated Statement of Shareholders’Equity (iv) the Condensed Consolidated Statement of Cash Flows (v) Notes to Condensed Consolidated Financial Statements and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
_______________
*    Confidential treatment requested as to certain portions, which portions have been filed separately with the SEC.
†    Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the registrant may be participants.

#    Exhibits marked with an (#) exclude certain portions of the exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon request.
^ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 15, 2022.

ATHERSYS, INC.

By:	/s/ Daniel A. Camardo
Daniel A. Camardo
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel A. Camardo	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
Daniel A. Camardo

/s/ Ivor Macleod	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Ivor Macleod

*	Executive Vice President, Chief Scientific Officer and Director	March 15, 2022
John J. Harrington

*
Hardy TS Kagimoto	Director	March 15, 2022

*
Lorin J. Randall	Director	March 15, 2022

*
Jack L. Wyszomierski	Director	March 15, 2022

*
Ismail Kola	Chairman of the Board and Director	March 15, 2022

*
Jane Wasman	Director	March 15, 2022

*
Baiju R. Shah	Director	March 15, 2022

*
Katherine Kalin	Director	March 15, 2022

*
Kenneth Traub	Director	March 15, 2022
*    Daniel A. Camardo, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Daniel A. Camardo
Daniel A. Camardo
Attorney-in-fact