Form 10-Q
period 2022-03-31
ATHERSYS, INC / NEW
filed 2022-05-06
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of April 29, 2022 was 251,967,791.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,797	$37,407
Accounts receivable from Healios	1,643	1,414
Unbilled accounts receivable from Healios	3,000	3,000
Prepaid expenses and other	4,661	4,206
Total current assets	31,101	46,027
Operating right-of-use assets, net	8,707	8,960
Property and equipment, net	3,631	3,692
Deposits and other	1,520	1,505
Total assets	$44,959	$60,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,771	$15,781
Accounts payable to Healios	1,119	1,119
Operating lease liabilities, current	1,031	1,011
Accrued compensation and related benefits	3,345	4,133
Accrued clinical trial related costs	5,770	3,773
Accrued expenses and other	727	704
Deferred revenue - Healios	2,202	3,340
Total current liabilities	30,965	29,861
Operating lease liabilities, non-current	8,488	8,755
Advance from Healios	5,199	5,199
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized with 249,792,791 and 242,844,180 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	250	243
Additional paid-in capital	605,617	599,470
Accumulated deficit	(605,560)	(583,344)
Total stockholders’ equity	307	16,369
Total liabilities and stockholders’ equity	$44,959	$60,184
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues
Contract revenue from Healios	$2,912	$—
Total revenues	2,912	—
Costs and expenses
Research and development	20,944	17,508
General and administrative	4,099	8,837
Depreciation	247	244
Total costs and expenses	25,290	26,589
Loss from operations	(22,378)	(26,589)
Other income, net	162	121
Net loss and comprehensive loss	$(22,216)	$(26,468)
Net loss per share, basic and diluted	$(0.09)	$(0.13)
Weighted average shares outstanding, basic and diluted	244,197	208,192
See accompanying notes to unaudited condensed consolidate

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2021	—	$—	242,844,180	$243	$599,470	$(583,344)	$16,369
Stock-based compensation	—	—	—	—	1,410	—	1,410
Issuance of common stock	—	—	6,800,000	7	4,795	—	4,802
Issuance of common stock under equity compensation plan	—	—	148,611	—	(58)	—	(58)
Net and comprehensive loss	—	—	—	—	—	(22,216)	(22,216)
Balance at March 31, 2022	—	$—	249,792,791	$250	$605,617	$(605,560)	$307

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2020	—	$—	201,973,582	$202	$527,549	$(496,389)	$31,362
Stock-based compensation	—	—	—	—	3,903	—	3,903
Issuance of common stock	—	—	15,200,000	15	30,480	—	30,495
Issuance of common stock under equity compensation plan	—	—	437,925	1	(612)	—	(611)
Net and comprehensive loss	—	—	—	—	—	(26,468)	(26,468)
Balance at March 31, 2021	—	$—	217,611,507	$218	$561,320	$(522,857)	$38,681

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating activities
Net loss	$(22,216)	$(26,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	247	244
Stock-based compensation	1,410	3,903
Changes in operating assets and liabilities:
Accounts receivable from Healios - billed and unbilled	(229)	—
Prepaid expenses, deposits and other	(217)	(45)
Accounts payable, accrued expenses and other	1,975	5,273
Deferred revenue - Healios	(1,138)	—
Net cash used in operating activities	(20,168)	(17,093)
Investing activities
Purchases of equipment	(186)	(114)
Net cash used in investing activities	(186)	(114)
Financing activities
Proceeds from issuance of common stock, net	4,802	30,506
Shares retained for withholding tax payments on stock-based awards	(58)	(622)
Net cash provided by financing activities	4,744	29,884
(Decrease) Increase in cash and cash equivalents	(15,610)	12,677
Cash and cash equivalents at beginning of the period	37,407	51,546
Cash and cash equivalents at end of the period	$21,797	$64,223
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three-Month Periods Ended March 31, 2022 and 2021

1. Background and Basis of Presentation
Background
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
We expect that the results of the TREASURE study, the clinical trial of our partner in Japan, HEALIOS K.K. (“Healios”), followed by the results of our MASTERS-2 clinical trial, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the nature of these results, we may accelerate or may delay certain programs. In the long term, we will have to continue to generate additional capital to meet our needs until we become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties and the sale of equity securities from time to time including through our equity facility and grant-funding opportunities.
Healios Framework Agreement
On August 5, 2021, we expanded our partnership with Healios by entering into the Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support (the “Framework Agreement”). The Framework Agreement provides for planned investment by Healios in certain manufacturing preparation activities. We have agreed to defer certain milestone payments and potentially adjust royalty payments during the initial commercial launch period. Refer to Note 6 for additional information on the Framework Agreement.
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
The Cooperation Agreement also provided for, among related matters, the dismissal with prejudice of the complaint filed by Dr. Kagimoto against the Company seeking the inspection of the Company’s books and records in the Court of Chancery of the State of Delaware on November 21, 2020 (the “Section 220 Litigation”). Pursuant to the Cooperation Agreement, in April 2021, the Company reimbursed Healios and Dr. Kagimoto for reasonable out-of-pocket fees and expenses, including legal expenses, incurred in connection with the Section 220 Litigation, which were not to exceed $0.5 million in the aggregate. In April 2022, the Company received an insurance reimbursement of $0.4 million for legal costs incurred in connection with the Section 220 Litigation.
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

Chief Executive Officer Separation Letter Agreement
Effective February 15, 2021, Dr. Gil Van Bokkelen was terminated from his position as the Company’s Chief Executive Officer and Chairman of the Board. In connection with his cessation of service, the Company and Dr. Van Bokkelen entered into a separation letter agreement (the “Separation Letter”) entitling him to severance payments and benefits with an aggregate value of approximately $1.0 million payable in installments over an 18-month period, and providing for a total lump sum payment of approximately $0.2 million. At March 31, 2022, we recorded a liability in the amount of $0.2 million, which represents the remaining installments payable to Dr. Van Bokkelen. The lump sum payment was made to Dr. Van Bokkelen in March 2021. The related expense is recorded in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Use of Estimates
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

2. Going Concern
We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception in 1995 and have negative operating cash flows. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.
At March 31, 2022, we had cash and cash equivalents of $21.8 million. We will require significant additional capital to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. We expect that the results of the TREASURE study, followed by the results of our MASTERS-2 clinical trial, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets.
In the long term, we will have to continue to generate additional capital to meet our needs until we become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties. Management plans to raise additional capital through the use of our equity purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) and, depending on market conditions, through equity offerings. We are entitled to a new milestone payment from Healios in the amount of $3.0 million in June 2022. While management believes this plan to generate additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. For the foreseeable future, our ability to continue our operations is dependent upon the ability to obtain additional capital.

3. Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326): Effective Dates, delaying the effective date for smaller reporting companies until January 2023. We are currently evaluating the potential impact of adoption of this standard on our consolidated financial statements and disclosures, and we do not intend to adopt this standard earlier than required.
4. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of our common stock outstanding during the period. Stock-based awards of approximately 28,355,351 and 21,788,078 for the three months ended March 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net loss per share because their effects would be antidilutive.
We have two warrants outstanding to purchase an aggregate of 10,000,000 shares of our common stock that were issued to Healios in August 2021 and are excluded from the calculation of diluted net loss per share, as the underlying performance condition associated with each warrant has not been satisfied and is not yet considered probable by the end of the reporting period. Refer to Note 8 for additional information.

5. Property and Equipment, net

	For the periods ended
Property and equipment consists of (in thousands):	March 31, 2022	December 31, 2021
Laboratory equipment	$9,535	$9,352
Office equipment and leasehold improvements	4,000	4,000
Equipment and leasehold improvements not yet in service	433	458
	13,968	13,810
Accumulated depreciation and amortization	(10,337)	(10,118)
	$3,631	$3,692
6. Collaborative Arrangements and Revenue Recognition
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
In August 2021, the Company and Healios entered into the Framework Agreement, which provides for clarification under and modifies the existing agreements between the parties and reframes our collaboration to set the stage for productive efforts as Healios and our collaboration move towards commercialization of MultiStem in Japan. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. We will be entitled to new milestone payments in the amount of $3.0 million in June 2022 and $5.0 million upon the successful completion of certain commercial manufacturing activities. Additionally, accounts payable to Healios have been reduced to $1.1 million and are due on or before December 31, 2022. In August 2021, we also issued two warrants (together, the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 10,000,000 shares of our common stock. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of March 31, 2022, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable. Refer to Note 8 for further information.

Healios Revenue Recognition
At the inception of the Healios arrangement and again each time that the arrangement is modified, all material performance obligations are identified, which currently include one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. We determined the transaction price includes estimated payments for reimbursable services to be performed by us for Healios and the $3.0 million milestone payment due in June 2022. We allocated the total transaction price to this one performance obligation. We began recognizing this revenue beginning in the third quarter of 2021 as the services were being performed. We expect the services to be completed by the end of 2022. During our evaluation of variable consideration in the first quarter of 2022, we decreased our estimated transaction price due to changes in the estimated cost of the reimbursable services. The remaining transaction price for the performance obligation that was not yet satisfied is approximately $1.4 million at March 31, 2022. During the three months ended March 31, 2022, we recognized approximately $2.8 million of revenue associated with this performance obligation. We recognized no revenue for the three months ended March 31, 2022, and March 31, 2021 from performance obligations satisfied in previous periods.
Accounts receivable from Healios
Accounts receivable from Healios are related to our contracts and are recorded when the right to consideration is unconditional at the amount that management expects to collect. Accounts receivable from Healios do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing.
Unbilled Accounts Receivable
Unbilled accounts receivable from Healios represent amounts due to us under contractual arrangements and for which we have an unconditional right to consideration, but which we have not yet invoiced Healios. At March 31, 2022, the unbilled accounts receivable from Healios was $3.0 million, which represents a milestone payment owed to us under the Framework Agreement for which we are entitled to receive payment in June 2022.
Deferred Revenue - Healios
Amounts included in deferred revenue - Healios on the condensed consolidated balance sheets are considered a contract liability. During the three months ended March 31, 2022, revenue recognized from contract liabilities as of the beginning of the respective period was $1.1 million. No revenue was recognized from contract liabilities during the three months ended March 31, 2021. At March 31, 2022, the contract liability included in deferred revenue - Healios is classified as a current liability because the rights to consideration are expected to be satisfied, in all material respects, within one year.
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
Disaggregation of Revenues
We recognize service revenue when earned over time. The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Service revenue	—	2,912	—	—
Total disaggregated revenues	$—	$2,912	$—	$—

7. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of our common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. Under the EICP, in the three months ended March 31, 2022, we granted 33,400 stock options and no RSUs to our employees.
On February 14, 2022, Daniel Camardo was named the Company’s Chief Executive Officer. As an inducement to Mr. Camardo’s acceptance of employment with us, Mr. Camardo was granted an initial equity award (the “Inducement Award”) to purchase 10,000,000 shares of our common stock at a per share exercise price of $0.86. With regard to 4,000,000 shares, vesting of the Inducement Award will occur over a four-year period, with 25% of such portion of the award generally vesting on the first anniversary of the grant date and the remainder generally vesting monthly in substantially equal installments over the remaining 36 months. With regard to 6,000,000 shares, vesting of the Inducement Award will generally occur upon achievement of certain Company milestones. The Inducement Award has up to a 10-year term.
As of March 31, 2022, a total of 3,628,308 shares were available for issuance under the EICP, and stock-based awards representing 23,355,351 shares of our common stock were outstanding under our current and former equity incentive plans, and inducement awards granted outside of our equity incentive plans to purchase 11,000,000 shares of our common stock were outstanding. For the three months ended March 31, 2022 and 2021, stock-based compensation expense was approximately $1.4 million and $3.9 million, respectively. At March 31, 2022, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $12.7 million, which is expected to be recognized by the end of 2026 using the straight-line method.
8. Stockholders’ Equity and Warrants
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
We sold 6,800,000 shares to Aspire Capital at an average price of $0.71 per share in the first quarter of 2022, generating proceeds of $4.8 million. We sold 15,200,000 shares to Aspire Capital at an average price of $2.01 per share in the first quarter of 2021, generating proceeds of $30.5 million.
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

9. Income Taxes
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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results are not necessarily indicative of results that may occur in future periods.
Overview and Recent Developments
We are a biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem® (invimestrocel) cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product and is currently in clinical development in several therapeutic and geographic areas. Our most advanced program is an ongoing Phase 3 clinical trial for the treatment of ischemic stroke. Our current clinical development programs are focused on treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in the United States and certain other international locations, who have suffered moderate to moderate-severe ischemic stroke. We initiated the study with a limited number of high-enrolling sites and have been bringing on additional sites over time in line with clinical product supply and clinical operations objectives. In prior periods, we have faced challenges to clinical site initiations, as well as patient screening and enrollment, due to the COVID-19 pandemic, and supply interruptions, among other things. As COVID-19 case numbers decline and supply has stabilized, we have undertaken initiatives intended to accelerate new site openings in the U.S. and abroad and increase patient enrollment at sites currently open, including by addressing site-specific operations and inventory management issues. While these plans were initially intended to enable us to complete enrollment of the MASTERS-2 study by the end of 2022, it seems more likely now to occur in early 2023. Completion continues to depend on the impact of the results of the TREASURE study being conducted by HEALIOS K.K., or Healios, discussed below, and the possible resurgence of COVID-19. We would expect, for instance, that favorable TREASURE study results would have a positive effect on site initiations and patient accruals as success drives further interest in and focus on the study among investigators and clinical research groups.
The MASTERS-2 study has received several regulatory distinctions including Special Protocol Assessment, or SPA, designation, Fast Track designation and Regenerative Medicine Advanced Therapy, or RMAT, designation from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA.
In addition, Healios, our collaborator in Japan, has an ongoing clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke. TREASURE will be evaluated under the progressive regulatory framework for regenerative medicine therapies in Japan. Under the new framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the Pharmaceuticals and Medical Devices Agency in Japan, or PMDA, which is designed to expedite regulatory review and approval and is analogous to Fast Track designation from the FDA. In August 2021 Healios announced completion of patient enrollment in its TREASURE study and, on April 4, 2022, Healios reported that the last patient in the study completed the 365-day follow-up visit. The last patient follow-up visit represents an important milestone in the TREASURE study, as it completes the collection of all patient data and enables the final validation of the data, analyses and preparation of results by Healios’ contract research organization for unblinding and topline disclosures. Healios reported that it anticipates that it will receive the final topline results and make disclosures in May 2022. We look forward to the completion of both the MASTERS-2 and TREASURE trials and using the accelerated pathways to review and approval afforded to us by the regulators in the United States, Europe and Japan.
•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from acute respiratory distress syndrome, or ARDS, which is referred to as the MUST-ARDS study. The study results continue to demonstrate a predictable and favorable tolerability profile. Importantly, there were lower mortality and a greater number of ventilator-free days, or VFD, and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2020, in response to the COVID-19 pandemic, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS, or the MACOVIA study. In September 2020, the MultiStem cell therapy received RMAT designation for the ARDS program. The MACOVIA study features an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2 and 3 portions, and the study is presently designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. During 2021, we amended the protocol with the FDA to adjust the scope of the MACOVIA study to include subjects with ARDS induced by pathogens other than COVID-19. Recently, we received approval from the FDA to use MultiStem product manufactured with our bioreactor-based technology in the study, an important development milestone. The scope and timing of our MACOVIA study may be adjusted to reflect rapidly changing standards of care for ARDS patients and depending on regulatory discussions and business considerations. We are currently reinitiating sites for enrollment with investigational product manufactured using our bioreactor technology. We are focused on enrolling the Phase 2 part of the MACOVIA trial as soon as possible, but the timing of completion will depend on the speed of the reinitiation and addition of sites and the incidence of COVID-ARDS, among other factors.
Further, in 2019, Healios initiated the ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in VFD survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD. In April 2022, Healios announced that while the PMDA did not disagree with the efficacy and safety conclusions of the ONE-BRIDGE study, the PMDA advised Healios that additional supporting data is necessary for application for approval of MultiStem treatment for the ARDS indication in Japan. As a result of the guidance from the PMDA, Healios disclosed that it will continue discussions with PMDA and work toward early application, and while it is undetermined at this time, it is expected that the application for approval is unlikely to take place in the current fiscal year.
•Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. The trial is being conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product manufactured with our bioreactor-based technology for the trial as well as regulatory and operational support.
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
Financial
We have entered into a series of agreements with Healios, currently our largest stockholder. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide services to Healios for which we are compensated. Each license agreement with Healios has defined economic terms, and we may receive success-based milestone payments, some of which may be subject to credits.
In August 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which provides for resolution of certain issues under the existing agreements between the parties and reframes our collaboration to set the stage for productive efforts as Healios and our collaboration move towards commercialization of MultiStem in Japan. It also provides Healios with the deferral of certain milestone payments during the expensive initial commercial launch period. Under the Framework Agreement, we are entitled to milestone payments in the amount of $3.0 million in June 2022 and $5.0 million upon successful completion of certain commercial manufacturing activities. Also, we are entitled to receive tiered royalties on net product sales, as defined in the license agreements.
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
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC, or Aspire Capital, that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we have an agreement with Aspire Capital that was entered into in June 2021, or the 2021 Equity Facility, and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. Our prior $100 million equity facility with Aspire Capital that was entered in 2019, or the 2019 Equity Facility, was fully utilized and terminated during the third quarter of 2021. During the quarter ended March 31, 2022, we sold 6,800,000 shares of our common stock to Aspire Capital at an average price of $0.71 per share. During the quarter ended March 31, 2021, we sold 15,200,000 shares of our common stock to Aspire Capital at an average price of $2.01 per share.

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
Three Months Ended March 31, 2022 and 2021
Revenues. Revenues for the three months ended March 31, 2022 were $2.9 million compared to no revenues for the three months ended March 31, 2021. The revenues in the first quarter of 2022 are associated with services provided under the Framework Agreement. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios. We expect our collaboration revenues to vary over time as we contract with Healios to perform support services and as we potentially enter into new collaborations.
Research and Development Expenses. Research and development expenses are $20.9 million for the three months ended March 31, 2022 from $17.5 million for the comparable period in 2021. The $3.4 million increase is associated with increases in clinical trial and manufacturing process development costs of $1.8 million, personnel costs of $0.8 million, outside service costs of $0.7 million and internal research supplies of $0.4 million. These increases were partially offset by decreases in other research and development costs of $0.3 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses were $4.1 million for the three months ended March 31, 2022, which was lower than the $8.8 million for the comparable period in 2021. The decrease is primarily related to legal expenses incurred in connection with the complaint filed by Dr. Kagimoto against the Company, its settlement, and the expenses associated with Dr. Van Bokkelen’s separation letter agreement, including $2.3 million of one-time non-cash stock compensation expense in the first quarter of 2021.
Depreciation. Depreciation expense remained consistent at $0.2 million for the three months ended March 31, 2022 and for the comparable period in 2021. We expect that our annual depreciation will increase in 2022 compared to 2021.
Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.
Liquidity and Capital Resources
Our sources of liquidity include our cash balances and equity purchase agreement with Aspire Capital. At March 31, 2022, we had $21.8 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings, including through our equity facility. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred losses since inception of our operations in 1995, have negative operating cash flows, including in each of the last three years, and had an accumulated deficit of $605.6 million at March 31, 2022. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.
We plan to raise additional capital through the use of our equity purchase agreement with Aspire Capital and, depending on market conditions, through equity offerings. We are entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. Under the Framework Agreement, we are entitled to a new milestone payment in the amount of $3.0 million in June 2022. We receive payments from Healios for certain manufacturing support services. Certain proceeds from Healios may be used by Healios to offset milestone payments that may become due in the future. Additionally, we have the ability to defer certain spending and potentially defer and delay certain non-core programs. While we believe this plan to generate additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.
We have had equity purchase agreements in place with Aspire Capital since 2011 that provide us the ability to sell shares to Aspire Capital from time to time. Currently, we are party to the 2021 Equity Facility, which includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2021 Equity Facility are similar to the previous equity purchase agreement, and we filed a registration statement for the resale of 40,000,000 shares of our common stock. The 2019 Equity Facility was fully utilized and terminated during the third quarter of 2021. During the quarter ended March 31, 2022, we sold 6,800,000 shares of our common stock to Aspire Capital at an average price of $0.71 per share. During the quarter ended March 31, 2021, we sold 15,200,000 shares of our common stock to Aspire Capital at an average price of $2.01.
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
We intend to meet our short-term liquidity needs with available cash, including available proceeds from our existing equity facility, potential delays in certain non-core programs, and our ability to defer certain spending. Furthermore, we are actively pursuing new collaborative opportunities and other potential sources of funding. which could reduce the current level of usage of our equity facility.
Importantly, we expect that the results of Healios’ TREASURE study, followed by the results of our MASTERS-2 clinical trial, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the nature of these results, we may accelerate or may delay certain programs. In the long term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties, the sale of equity securities from time to time including through our equity facility, grant-funding opportunities, deferral of certain discretionary costs and the staging of certain development costs, as needed.
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
Our capital requirements over time depend on a number of factors, including progress in our clinical development programs, preparing for potential commercialization of our product candidates, potential product launch, our clinical and preclinical pipeline of additional opportunities and their stage of development, additional external costs, such as payments to contract research organizations and contract manufacturing organizations, additional personnel costs and the costs of filing and prosecuting patent applications and enforcing patent claims. Furthermore, delays in product supply for our clinical trials may impact the timing and cost of such studies, and delays in product supply following Healios’ potential product launch may impact the timing of royalties that we may receive. The availability of funds impacts our ability to advance multiple clinical programs concurrently, and any shortfall in funding could result in our having to delay or curtail research and development efforts. Further, these requirements may change at any time due to technological advances, business development activity or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that it will be available on acceptable terms.

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
Cash Flow Analysis
Net cash used in operating activities was $20.2 million for the three months ended March 31, 2022 compared to $17.1 million for the three months ended March 31, 2021. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts receivable, accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash used in investing activities was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The fluctuations over the periods were due to the timing of additions to property and equipment primarily for our manufacturing process development activities.
Financing activities provided cash of $4.7 million and $29.9 million for the three months ended March 31, 2022 and 2021, respectively, primarily from the issuance of our common stock to Aspire Capital under our equity purchase agreements. Also included in financing activities for the three months ended March 31, 2022 and March 31, 2021 are shares retained for withholding tax payments on stock-based awards.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Management Estimates
The Securities and Exchange Commission, or the SEC, defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. A description of these accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
For additional information regarding our accounting policies, see Note B to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•our ability to regain compliance with the requirement to maintain a minimum closing bid price of $1.00 per share as set forth in Nasdaq Listing Rule 5550(a)(2);
•the timing and nature of results from MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial evaluating the administration of MultiStem for the treatment of ischemic stroke, and the Healios TREASURE clinical trial in Japan, including the timing of the release of data by Healios from its clinical trial;
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
•the availability of product sufficient to meet commercial demand shortly following any approval;
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
•the success of our competitors and the emergence of new competitors; and
•the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 under Item 1A, “Risk Factors.” and our other filings with the SEC.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

PART II. OTHER INFORMATION

Item 1A.    Risk Factors.
In addition to the other information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factor set forth below and the other risk factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
We are not currently in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect the price of our common stock and liquidity and reduce our ability to raise capital.
Our common stock is currently listed on the Nasdaq Capital Market. The NASDAQ Capital Market has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market.

On March 18, 2022, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. The Notice does not impact the listing of our common stock on the Nasdaq Capital Market at this time.
The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the Notice, or until September 14, 2022, to regain compliance with the Bid Price Requirement. During this period, our common stock will continue to trade on the Nasdaq Capital Market. However, there can be no assurance that the Company will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria.
If we are unable to regain compliance, Nasdaq may make a determination to delist our common stock. Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and our ability to attract and retain employees by means of equity compensation and/or result in the loss of confidence by investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Aspire Capital Equity Purchase Agreement
During the quarter ended March 31, 2022, we sold 6,800,000 shares of our common stock, in the aggregate, to Aspire Capital under the 2021 Equity Facility generating proceeds of $4.8 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act because it did not involve a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, Aspire Capital had the necessary investment intent.

Item 6.    Exhibits.

Exhibit No.	Description

10.1*†	Offer Letter Agreement, dated January 13, 2022, by and between Athersys, Inc. and Daniel Camardo.

10.2*†	Employment Agreement, dated as of February 14, 2022, by and between Athersys, Inc. and Daniel Camardo.

10.3†
Nonqualified Stock Option Inducement Agreement, dated as of February 14, 2022, by and between Athersys, Inc. and Daniel Camardo (incorporated herein by reference to Exhibit 4.7 to the registrant's Registration Statement on Form S-8 (Registration No. 333-263710) filed with the Commission on March 18, 2022).

31.1	Certification of Daniel Camardo,Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ivor Macleod, Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Daniel Camardo, Chief Executive Officer, and Ivor Macleod, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended March 31, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*	Filed herewith.
†	Indicates management contract or compensatory plan, contract or arrangement in which one or more director or executive officers of the registrant maybe be participants.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: May 6, 2022	/s/ Ivor Macleod
Ivor Macleod
Chief Financial Officer and Duly Authorized Officer