Form 10-Q
period 2022-06-30
ATHERSYS, INC / NEW
filed 2022-08-12
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of July 29, 2022 was 275,109,746.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,378	$37,407
Accounts receivable from Healios	3,594	1,414
Unbilled accounts receivable from Healios	—	3,000
Prepaid expenses and other	4,404	4,206
Total current assets	21,376	46,027
Operating right-of-use assets, net	8,448	8,960
Property and equipment, net	3,868	3,692
Deposits and other	1,512	1,505
Total assets	$35,204	$60,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,784	$15,781
Accounts payable to Healios	1,119	1,119
Operating lease liabilities, current	979	1,011
Accrued compensation and related benefits	2,578	4,133
Accrued clinical trial related costs	3,830	3,773
Accrued expenses and other	931	704
Deferred revenue - Healios	—	3,340
Total current liabilities	33,221	29,861
Operating lease liabilities, non-current	8,284	8,755
Advance from Healios	5,199	5,199
Other long-term liabilities	238	—
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized with 275,109,746 and 242,844,180 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	275	243
Additional paid-in capital	617,195	599,470
Accumulated deficit	(629,208)	(583,344)
Total stockholders’ equity (deficit)	(11,738)	16,369
Total liabilities and stockholders’ equity	$35,204	$60,184
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Contract revenue from Healios	$2,316	$—	$5,228	$—
Total revenues	2,316	—	5,228	—
Costs and expenses
Research and development	20,794	17,691	41,738	35,199
General and administrative	5,162	4,158	9,261	12,995
Depreciation	618	723	865	967
Total costs and expenses	26,574	22,572	51,864	49,161
Loss from operations	(24,258)	(22,572)	(46,636)	(49,161)
Other income (expense), net	610	(27)	772	94
Net loss and comprehensive loss	$(23,648)	$(22,599)	$(45,864)	$(49,067)
Net loss per share, basic and diluted	$(0.09)	$(0.10)	$(0.18)	$(0.23)
Weighted average shares outstanding, basic and diluted	259,570	222,436	251,926	215,353
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2021	—	$—	242,844,180	$243	$599,470	$(583,344)	$16,369
Stock-based compensation	—	—	—	—	1,410	—	1,410
Issuance of common stock	—	—	6,800,000	7	4,795	—	4,802
Issuance of common stock under equity compensation plan	—	—	148,611	—	(58)	—	(58)
Net and comprehensive loss	—	—	—	—	—	(22,216)	(22,216)
Balance at March 31, 2022	—	—	249,792,791	250	605,617	(605,560)	307
Stock-based compensation	—	—	—	—	1,945	—	1,945
Issuance of common stock	—	—	25,089,000	25	9,673	—	9,698
Issuance of common stock under equity compensation plan	—	—	227,955	—	(40)	—	$(40)
Net and comprehensive loss	—	—	—	—	$—	(23,648)	$(23,648)
Balance at June 30, 2022	—	$—	275,109,746	$275	$617,195	$(629,208)	$(11,738)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2020	—	$—	201,973,582	$202	$527,549	$(496,389)	$31,362
Stock-based compensation	—	—	—	—	3,903	—	3,903
Issuance of common stock	—	—	15,200,000	15	30,480	—	30,495
Issuance of common stock under equity compensation plan	—	—	437,925	1	(612)	—	(611)
Net and comprehensive loss	—	—	—	—	—	(26,468)	(26,468)
Balance at March 31, 2021	—	—	217,611,507	218	561,320	(522,857)	38,681
Stock-based compensation	—	—	—	—	1,788	—	1,788
Issuance of common stock	—	—	8,500,000	8	13,284	—	13,292
Issuance of common stock under equity compensation plan	—	—	143,586	—	(116)	—	(116)
Net and comprehensive loss	—	—	—	—	$—	(22,599)	(22,599)
Balance at June 20, 2021	—	$—	226,255,093	$226	$576,276	$(545,456)	$31,046
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Operating activities
Net loss	$(45,864)	$(49,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	865	967
Loss from impairment of assets	4,931	—
Stock-based compensation	3,355	5,691
Operating right-of-use assets, net	—	235
Changes in operating assets and liabilities:
Accounts receivable from Healios - billed and unbilled	820	—
Prepaid expenses, deposits and other	307	113
Accounts payable, accrued expenses and other	2,320	5,367
Accounts payable to Healios	—	(500)
Deferred revenue - Healios	(3,340)	—
Net cash used in operating activities	(36,606)	(37,194)
Investing activities
Purchases of equipment	(1,825)	(758)
Net cash used in investing activities	(1,825)	(758)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	14,500	43,787
Shares retained for withholding tax payments on stock-based awards	(98)	(727)
Net cash provided by financing activities	14,402	43,060
(Decrease) Increase in cash and cash equivalents	(24,029)	5,108
Cash and cash equivalents at beginning of the period	37,407	51,546
Cash and cash equivalents at end of the period	$13,378	$56,654
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Six--Month Periods Ended June 30, 2022 and 2021

1. Background and Basis of Presentation
Background
Athersys, Inc., including its consolidated subsidiaries (collectively, “we,” “us,” “our,” “Athersys,” and the “Company”), is a biotechnology company focused in the field of regenerative medicine and operates in one business segment. Our operations consist of research, clinical development activities, manufacturing and manufacturing process development activities, and our most advanced program is in a pivotal Phase 3 clinical trial for the treatment of ischemic stroke.
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
At June 30, 2022, we had cash and cash equivalents of $13.4 million. We will need substantial additional funding to develop our MultiStem product candidate and to continue our operations.
To conserve cash, we have been delaying payments to most of our suppliers and service providers. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain adequate funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval efforts, which could adversely affect our business prospects, and we may be unable to continue operations.
Adequate additional financing may not be available to us on acceptable terms, or at all. There can be no assurance that we will be able to out-license our MultiStem product candidate on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We could be forced to discontinue the development of our MultiStem product candidate and seek collaborators on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to MultiStem. If we are unable to obtain adequate additional financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind-down of our Company.

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
4. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of our common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. We have two warrants outstanding to purchase an aggregate of 10,000,000 shares of our common stock that were issued to HEALIOS K.K. (“Healios”) in August 2021. The warrants are not yet exercisable according to their terms. Refer to Note 8 for additional details.
The following instruments were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock-based awards	32,357,666	25,773,110	32,357,666	25,773,110
Healios warrants – see Note 8	10,000,000	—	10,000,000	—
Total	42,357,666	25,773,110	42,357,666	25,773,110

5. Property and Equipment, net

	For the periods ended
Property and equipment consists of (in thousands):	June 30, 2022	December 31, 2021
Laboratory equipment	$9,303	$9,352
Office equipment and leasehold improvements	4,210	4,000
Equipment and leasehold improvements not yet in service	1,310	458
	14,823	13,810
Accumulated depreciation and amortization	(10,955)	(10,118)
	$3,868	$3,692

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. In June 2022, we announced a restructuring of our organization, with the intention of significantly reducing expenses, conserving cash, improving the focus of the Company’s activities and becoming more attractive to potential financial and strategic partners. This restructuring plan (the “Plan”) includes a significant reduction in our workforce and changes to the management team. The Plan also includes the reduction of our internal research function, decommissioning certain equipment beginning in July 2022 and pausing our manufacturing and process development efforts toward commercializing our MultiStem product candidate. As a result of these actions, we recorded an impairment charge of approximately $4.9 million in the second quarter of 2022 to adjust the carrying amount of certain equipment assets to the estimated market value of similar assets. The impairment charge is included in research and development costs and expenses on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022.
In June 2022, as a result of the Plan, we determined certain office equipment, leasehold improvements and equipment assets were no longer necessary to support future activities. We reduced the useful lives of such equipment resulting in additional depreciation of $0.4 million, which was recorded in the second quarter of 2022.

During the second quarter of 2021, we determined that certain equipment assets would no longer be necessary to support future manufacturing activities due to modifications to our processes, which then reduced the estimated useful lives of such equipment. We accelerated the depreciation on these assets, which resulted in an additional $0.5 million in depreciation expense which was recorded in the second quarter of 2021.
6. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
We have a licensing agreement with Healios to primarily develop and commercialize our cell therapy technologies for certain disease indications in Japan, pursuant to which we received nonrefundable license fee payments and are entitled to royalties on net sales. We also have the right to receive development and commercial milestone payments from Healios, subject to certain potential credits that have been negotiated from time-to-time and are associated with modifications to the arrangement. Healios is responsible for the development and commercialization of the licensed products in the licensed territories, and we provide certain services to Healios for which we are paid.
In August 2021, the Company and Healios entered into the Framework Agreement, which provides for clarification under and modifies the existing agreements between the parties. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. Under the Framework Agreement, the Company is entitled to a $3.0 million milestone payment from Healios and payments for reimbursable services of which $0.6 million are included in accounts receivable from Healios at June 30, 2022. To date, we have not received the $3.0 million milestone payment and we may not receive such payment in the near term. In addition, under the Framework Agreement, the Company is obligated to pay Healios $1.1 million by December 31, 2022. In August 2021, we also issued two warrants (together, the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 10,000,000 shares of our common stock. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of June 30, 2022, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable. Refer to Note 8 for further information.
Healios Revenue Recognition
At the inception of the Healios arrangement and again each time that the arrangement is modified, all material performance obligations are identified, which currently include one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. At the inception of the Healios arrangement, we determined the transaction price included estimated payments for reimbursable services to be performed by us for Healios and the $3.0 million milestone payment. We allocated the total transaction price to this one performance obligation. We began recognizing this revenue beginning in the third quarter of 2021 as the services were being performed. At June 30, 2022, the services related to this performance obligation are largely complete, and we expect the remaining services, which consist of minimal activities, to be completed by the end of 2022. During our evaluation of variable consideration in the second quarter of 2022, we increased our estimated transaction price due to changes in the estimated cost of the reimbursable services. During the three months ended June 30, 2022, we recognized revenue of approximately $2.3 million associated with this performance obligation. We recognized no revenue for the three months ended June 30, 2022, and June 30, 2021 from performance obligations satisfied in previous periods.
Accounts receivable from Healios
Accounts receivable from Healios are related to our contracts and are recorded when the right to consideration is unconditional at the amount that management expects to collect. Accounts receivable from Healios do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing.
Unbilled Accounts Receivable
Unbilled accounts receivable from Healios represent amounts due to us under contractual arrangements and for which we have an unconditional right to consideration, but for which we have not yet invoiced Healios. At June 30, 2022, we had no unbilled accounts receivable from Healios.
Deferred Revenue - Healios
Amounts included in deferred revenue - Healios on the condensed consolidated balance sheets are considered a contract liability. During the six months ended June 30, 2022 revenue recognized from contract liabilities as of the beginning of the respective period was $2.8 million. No revenue was recognized from contract liabilities during the six months ended June 30, 2021.

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
Disaggregation of Revenues
We recognize service revenue when earned over time. The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Service revenue	$—	$2,316	$—	$—
Total disaggregated revenues	$—	$2,316	$—	$—

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Service revenue	$—	$5,228	$—	$—
Total disaggregated revenues	$—	$5,228	$—	$—

7. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 18,500,000 shares of our common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) , performance shares and units, and other stock-based awards. Under the EICP, in the three months ended June 30, 2022, we granted 674,000 stock options and 738,338 RSUs to our employees.
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
On June 17, 2022, the Board of Directors of Athersys (the “Board”) appointed Ms. Maia Hansen as the Company’s Chief Operating Officer. To reflect her level of responsibility and leadership in the Company, and in connection with her promotion, Ms. Hansen received grants of 50,000 stock options and 33,333 RSUs. In addition, in recognition of continued service, in the second quarter of 2022, we granted stock options and RSUs to all then-current employees who would continue to be employed with the Company after June 30, 2022. All stock options and RSUs granted in the second quarter of 2022 generally vest one-half one year from the grant date and the remaining one-half vesting two years from the grant date.
As of June 30, 2022, a total of 4,935,412 shares were available for issuance under the EICP, and stock-based awards representing 21,620,166 shares of our common stock were outstanding under our current and former equity incentive plans, and inducement awards granted outside of our equity incentive plans to purchase 10,737,500 shares of our common stock were outstanding. For the three months ended June 30, 2022 and 2021, stock-based compensation expense was approximately $1.9 million and $1.8 million, respectively. Stock-based compensation expense for the three months ended June 30, 2022 includes expense associated with new awards and the acceleration of certain executive awards, net of forfeitures associated with unvested awards. At June 30, 2022, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $7.7 million, which is expected to be recognized by the end of 2026 using the straight-line method.

8. Stockholders’ Equity and Warrants
Equity Purchase Agreement
We previously had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC (“Aspire Capital”) that provided us the ability to sell shares to Aspire Capital from time to time. On May 12, 2022, we entered into an agreement (the “2022 Equity Facility”) that included Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2022 Equity Facility were similar to the previous equity facilities with Aspire Capital. Our prior equity facility that was entered into in 2021 (the “2021 Equity Facility”) was fully utilized and terminated during the second quarter of 2022. On July 6, 2022, Aspire Capital terminated the 2022 Equity Facility. Aspire Capital had the right to terminate the 2022 Equity Facility at the time or any time after any of the Company’s then current executive officers ceased to be an executive officer or full-time employee of the Company, which right was triggered in connection with the departures of Mr. William Lehmann, former president and Chief Operating Officer, Dr. Harrington, former Executive Vice President and Chief Scientific Officer, and Mr. MacLeod, former Chief Financial Officer. During the quarter ended June 30, 2022, we sold 25,089,000 shares of our common stock to Aspire Capital at an average price of $0.39 per share. During the quarter ended June 30, 2021, we sold 8,500,000 shares of our common stock to Aspire Capital at an average price of $1.58 per share.
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

9. Restructuring Charges
In June 2022, we announced a restructuring of our organization, including an approximate 70% reduction in our workforce. As part of the Plan we also announced changes to our executive team. Mr. Lehmann left the Company on May 31, 2022. Dr. Harrington and Mr. Macleod left the Company on June 30, 2022.
The Company’s restructuring efforts are intended to preserve cash and reduce operating expenses going forward. In addition to the workforce reductions, the Company’s restructuring efforts include the reduction of our internal research function, the decommissioning of certain equipment beginning in July 2022 and pausing our manufacturing and process development efforts toward commercializing our MultiStem product candidate, if approved, as discussed below.
The following table sets forth certain details associated with the restructuring charges incurred in the second quarter of 2022 and the obligations recorded for the expenses associated with the Plan (in thousands). It is anticipated the Plan will be completed by mid-2023.

	Accrual at	2022	Cash	Non-Cash	Accrual at
	March 31, 2022	Charges	(payments)	Transactions	June 30, 2022
Employee severance and benefits	$—	$2,538	$(290)	$—	$2,248
Legal and professional fees	—	162	—	—	162
Other	—	15	—	—	15
	$—	$2,715	$(290)	$—	$2,425

The current portion of our restructuring accrual is included in accrued compensation and related benefits and accounts payable and the long-term portion of our restructuring accrual is included in other liabilities.
Restructuring charges of $1.5 million and $1.2 million are included in research and development costs and expenses and general and administrative costs and expenses, respectively, for the six months ended June 30, 2022.
10. Income Taxes
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

11. Subsequent Events
Interim CFO
On August 4, 2022, the Company entered into an agreement with Ankura Consulting Group, LLC (“Ankura”), and in connection with the engagement, the Company announced the appointment of Kasey Rosado as interim Chief Financial Officer of the Company effective July 29, 2022. In connection with the engagement of Ankura and the appointment of Ms. Rosado, the Company expects to incur expenses of approximately $0.1 million per month.
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
Overview and Recent Developments
We are a biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem® (invimestrocel) cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product and is currently in clinical development. Our most advanced program is an ongoing Phase 3 clinical trial for the treatment of ischemic stroke. Our clinical development programs are focused on treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment.
Restructuring and Financial
In June 2022, we announced a restructuring of our organization, including an approximate 70% reduction in workforce. As part of the restructuring plan, we also announced changes to our executive team. Mr. William (B.J.) Lehmann, former President and Chief Operating Officer, left the Company on May 31, 2022. Dr. John Harrington, former Executive Vice President and Chief Scientific Officer, and Mr. Ivor Macleod, former Chief Financial Officer, left the Company on June 30, 2022.
In addition to the workforce reductions, in an effort to conserve cash and maintain adequate liquidity, we suspended operations in a number of areas including the reduction of our internal research function, plans for decommissioning certain equipment beginning in July 2022 and suspending our manufacturing and process development efforts toward commercializing our MultiStem product candidate, if approved, as discussed below. We are currently unable to predict the duration of the suspension, and we plan to continue limited operations until we obtain additional funding. Our current development activities are limited to progressing our pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2 and supporting the Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma being conducted by The University of Texas Health Science Center at Houston, or UTHealth.
During the second quarter of 2022, we incurred charges in connection with the restructuring of $2.7 million, which consisted primarily of employee severance and benefit costs, and $4.9 million for the impairment of certain property and equipment.
As of August 10, 2022, we had accounts payable of $27.7 million that is currently due, which does not include the accounts payable to Healios of $1.1 million, and we only had cash and cash equivalents of $8.7 million. To conserve cash, we have been delaying payments to most of our suppliers and service providers. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain adequate funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval efforts, which could adversely affect our business prospects, and we may be unable to continue operations.
Current Programs
Our MultiStem cell therapy product development programs in the clinical development stage include the following:
•Ischemic Stroke: Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in the United States and certain other international locations. The study is evaluating efficacy and safety of MultiStem cell therapy in patients who have suffered moderate to moderate-severe ischemic stroke. We initiated the study with a limited number of high-enrolling sites and have been bringing on additional sites over time in line with clinical product supply and clinical operations objectives.
The MASTERS-2 study has received several regulatory designations and regulatory agreements including Special Protocol Assessment agreement, or SPA, Fast Track designation, Regenerative Medicine Advanced Therapy, or RMAT, designation and initial pediatric study plan, or iPSP agreement, from the United States Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion, Advanced Therapy Medicinal Product, or ATMP quality certification and pediatric investigation plan, or PIP, agreement from the European Medicines Agency, or EMA.
In addition, HEALIOS K.K., or Healios, our collaborator in Japan, conducted a clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke. In May 2022, Healios reported topline results for the TREASURE study. While the TREASURE trial did not reach statistical significance on its primary endpoint, Excellent Outcome at 90 days, it did demonstrate improvement in pre-specified measures of functional “independence” and good outcomes, such as mRS < 2, Bartherl Index > 95 and Global Recovery.
We continue to analyze the TREASURE study results closely to evaluate whether any MASTERS-2 trial adjustments may be appropriate. Any adjustments to our MASTERS-2 trial will impact the timing of enrollment completion. In addition, given our liquidity issues, we have postponed initiating new clinical sites. To complete enrollment of our MASTERS-2 trial, we are dependent on our primary contract manufacturer to release clinical product, which is currently on hold because of our past due invoices owed to it. We are currently in discussions with our primary contract manufacturer regarding outstanding invoices as well as the supply of sufficient clinical product to complete the MASTERS-2 study. Due to these uncertainties, at this time, we are unable to predict when we will complete enrollment in our MASTERS-2 study, if at all. We will need to raise additional funding in order to complete our MASTERS-2 trial.

•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from acute respiratory distress syndrome, or ARDS, which is referred to as the MUST-ARDS study. The study results demonstrated a predictable and favorable tolerability profile. Importantly, there were lower mortality and greater ventilator-free days (VFD), and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2019, the MultiStem cell therapy received Fast Track designation for the treatment of ARDS, and in September 2020, RMAT designation was received for the same program. In April 2020, in response to the COVID-19 pandemic, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS, or the MACOVIA study. The MACOVIA study features an open-label lead-in dose escalation portion of the study, followed by double-blinded, randomized, placebo-controlled study cohorts, and the study is designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. During 2021, we amended the protocol with the FDA to adjust the scope of the MACOVIA study to include subjects with ARDS induced by pathogens other than COVID-19. We received approval from the FDA to use MultiStem product manufactured with our bioreactor-based technology in the study, an important product development milestone. We have suspended initiating new sites and enrolling patients in the Phase 2 part of the MACOVIA trial prior to enrolling patients using our bioreactor-based technology. We now have data evaluating two different dosing levels of MultiStem. Analysis of this data will help inform the design of the next phase of the trial once we are ready to restart utilizing bioreactor manufactured MultiStem product. However, we are currently focusing resources on our MASTERS-2 study. Until we receive additional financing or establish a partnership to move forward with the next phase of the study, the MACOVIA trial has been suspended.
Further, in 2019, Healios initiated the ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in VFD survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD. In April 2022, Healios announced that, while the PMDA did not disagree with the efficacy and safety conclusions of the ONE-BRIDGE study, the PMDA advised Healios that additional supporting data is necessary for application for approval of MultiStem treatment for the ARDS indication in Japan. As a result of the guidance from the PMDA, Healios disclosed that it will continue discussions with PMDA.
•Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. The trial is being conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product manufactured with our bioreactor-based technology for the trial as well as regulatory and operational support. We will need to resolve our outstanding invoices with our primary contract manufacturing organization to receive sufficient clinical product to complete enrollment in this study.
Although some of our collaborators continue to engage in preclinical development and evaluation of MultiStem cell therapy in other indications for human health, we have suspended all of our own internal research efforts at this time to conserve cash and decrease expenses.
In connection with our restructuring plan, we have also paused work performed at our Belgian subsidiary, ReGenesys BV, or ReGenesys, which was evaluating our cell therapy for use in treating disease and conditions in the animal health segment. We are exploring opportunities to out-license this program. If we are unable to secure a partnership to further development in this program by the end of 2022, we anticipate that we will wind down the ReGenesys operations.
We have agreements with our primary contract manufacturing organization for the manufacture of our MultiStem product candidate to supply our planned and ongoing clinical trials. In June 2022, we suspended these agreements and are attempting to negotiate payment terms. There can be no guarantee, however, that we will be successful in such negotiations. Under the terms of these agreements, we currently owe this contract manufacturing organization approximately $20.0 million and have significant future financial commitments to support our bioreactor manufacturing initiatives. We also were engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls and product quality. These initiatives and the related investments were meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. We have also paused these initiatives as we work to obtain additional funding. In addition, as part of our restructuring plan, we have undertaken efforts to sublet our leased facility at Stow, Ohio that was intended to potentially support our future manufacturing needs. Unless we are successful in subletting our facility at Stow, we will be obligated to continue to pay our lease payments, which are approximately $1.3 million annually, through June 2031.
Additionally, as part of our cost cutting initiatives, we have scaled back all activities intended to enable MultiStem commercialization, e.g., product branding, product reimbursement and marketing strategies.

Financial
In August 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which provides for resolution of certain issues under the existing agreements between the parties. It also provides Healios with the deferral of certain milestone payments during the expensive initial commercial launch period. Under the Framework Agreement, we are entitled to a milestone payment in the amount of $3.0 million. To date, we have not received the $3.0 million milestone payment and we may not receive such payment in the near term. Under the terms of the Framework Agreement, we are obligated to pay Healios $1.1 million by December 31, 2022.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC, or Aspire Capital, that provided us the ability to sell shares to Aspire Capital from time to time. In May 2022, we entered into a new equity facility with Aspire Capital, or the 2022 Equity Facility, which provides us with the ability to sell up to $100.0 million of shares of our common stock over a two-year period. The terms of the 2022 Equity Facility are similar to the previous equity facilities. Our prior equity facility that was entered into in June 2021, or the 2021 Equity Facility, was fully utilized and terminated during the second quarter of 2022. On July 6, 2022, Aspire Capital terminated the 2022 Equity Facility. Aspire Capital had the right to terminate the 2022 Equity Facility at the time or any time after any of the Company’s then-current executive officers ceased to be an executive officer or full time employee of the Company, which right was triggered in connection with the departures of Mr. Lehmann, Dr. Harrington and Mr. MacLeod. During the quarter ended June 30, 2022, we sold 25,089,000 shares of our common stock to Aspire Capital at an average price of $0.39 per share. During the quarter ended June 30, 2021, we sold 8,500,000 shares of our common stock to Aspire Capital at an average price of $1.58 per share.
Results of Operations
Since our inception, our revenues have consisted of license fees, contract revenues, royalties and milestone payments from our collaborators, and grant proceeds. We have not derived revenue from our commercial sale of therapeutic products to date since we are in clinical development. In prior periods, research and development expenses consisted primarily of external clinical and preclinical study fees, manufacturing and process development costs, salaries and related personnel costs, legal expenses resulting from intellectual property prosecution processes, facility costs, restructuring charges and laboratory supply and reagent costs. We expense research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related personnel costs, professional fees, restructuring charges and other corporate expenses. We expect to continue to incur substantial losses through at least the next several years.
Three Months Ended June 30, 2022 and 2021
Revenues. Revenues for the three months ended June 30, 2022 were $2.3 million compared to no revenues for the three months ended June 30, 2021. The revenues in the second quarter of 2022 are associated with services provided to Healios under the Framework Agreement. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $20.8 million for the three months ended June 30, 2022 from $17.7 million for the comparable period in 2021. The $3.1 million increase is associated with an impairment charge of $4.9 million related to assets that are no longer necessary to support future research and development and restructuring costs of $1.5 million. These increases were partially offset by decreases in clinical trial and manufacturing costs of $2.0 million, internal research supplies of $0.7 million, consulting fees of $0.4 million and decreases in other research development costs of $0.2 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred. We expect our research and development expenses to decrease in connection with our restructuring plan.
General and Administrative Expenses. General and administrative expenses were $5.2 million for the three months ended June 30, 2022, which was higher than the $4.2 million for the comparable period in 2021. The increase is primarily related to restructuring costs of $1.2 million. We expect our general and administrative expenses to decrease in connection with our restructuring plan.
Depreciation. Depreciation expense was $0.6 million for the three months ended June 30, 2022 and $0.7 million for the comparable period in 2021. The increase in 2021 quarter over the 2022 quarter was due to the acceleration of depreciation in June 2021 associated with certain manufacturing equipment.

Other Income, net. Other income, net, generally includes net foreign currency gains and losses, and net interest income and expense.
Six Months Ended June 30, 2022 and 2021
Revenues. Revenues for the six months ended June 30, 2022 were $5.2 million compared to no revenues for the six months ended June 30, 2021. The revenue for the six months ended June 30, 2022 was generated from our collaboration with Healios. Our collaboration revenues fluctuate from period to period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $41.7 million for the six months ended June 30, 2022 from $35.2 million in the comparable period in 2021. The $6.5 million net increase is associated with an impairment charge of $4.9 million, restructuring costs of $1.5 million, increased outside services costs of $1.0 million and other research and development costs of $0.1 million. These increases were partially offset by decreases in consulting costs of $0.7 million and internal research supplies of $0.3 million. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred. We expect these expenses to decrease in connection with our restructuring plan.
General and Administrative Expenses. General and administrative expenses decreased to $9.3 million for the six months ended June 30, 2022 from $13.0 million in the comparable period in 2021. The $3.7 million decrease was primarily related to legal expenses incurred in the prior year in connection with the complaint filed by Dr. Kagimoto against the Company, its settlement and the expenses associated with Dr.Van Bokkelen’s resignation and his separation letter agreement, including $2.3 million of non-cash stock compensation expense. We expect our annual 2022 general and administrative expenses to decrease compared to 2021 in connection with our restructuring plan.
Depreciation. Depreciation expense of $0.9 million for the six months ended June 30, 2022 was lower compared to $1.0 million for the comparable period in 2021 due to the accelerated depreciation for certain manufacturing equipment in the prior year. We expect that our annual 2022 depreciation will decrease compared to 2021.
Other Income, net. Other income, net, was $0.8 million for the six-month period ended June 30, 2022 and $0.1 million for the comparable 2021 period. The $0.7 million increase was partially due to insurance proceeds of $0.5 million that the Company received related to the complaint filed by Dr. Kagimoto against the Company. Other income, net is typically comprised of interest income and expense and foreign currency gains and losses.
Liquidity and Capital Resources
Our primary source of liquidity is our cash balance. At June 30, 2022, we had $13.4 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings, including through the equity facility we had with Aspire Capital. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
Our current capital requirements depend on a number of factors, including progress in our MASTERS-2 trial, additional external costs, such as payments to contract research organizations and contract manufacturing organizations, personnel costs and the costs of filing and prosecuting patent applications and enforcing patent claims. Furthermore, continued delays in product supply caused by nonpayment to our primary contract manufacturer for our clinical trials may impact the timing and cost of such studies.
We are entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. Under the Framework Agreement, we are entitled to a milestone payment in the amount of $3.0 million. To date, we have not received the $3.0 million milestone payment and we may not receive such payment in the near term. We invoice Healios for certain manufacturing support services. Payments from Healios may be used by Healios to offset milestone payments that may become due in the future.

As of August 10, 2022, we had accounts payable of $27.7 million that is currently due, which does not include the accounts payable to Healios of $1.1 million, and we only had cash and cash equivalents of $8.7 million. To conserve cash, we have been delaying payments to most of our suppliers and service providers. in the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval and commercialization efforts, which would adversely affect our business prospects, and we likely will be unable to continue operations. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred losses since inception of our operations in 1995, have negative operating cash flows, including in each of the last three years, and had an accumulated deficit of $629.2 million at June 30, 2022. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.
While we believe our restructuring plan will reduce costs and alleviate to some extent the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital, which may not be available to us on acceptable terms, on a timely basis or at all.
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
We had equity purchase agreements in place with Aspire Capital since 2011 that provided us the ability to sell shares to Aspire Capital from time to time. The 2021 Equity Facility was fully utilized and terminated during the second quarter of 2022, and, on July 6, 2022, Aspire Capital terminated the 2022 Equity Facility. During the quarter ended June 30, 2022, we sold 25,089,000 shares of our common stock to Aspire Capital at an average price of $0.39 per share. During the quarter ended June 30, 2021, we sold 8,500,000 shares of our common stock to Aspire Capital at an average price of $1.58.
Cash Flow Analysis
Net cash used in operating activities was $36.6 million for the six months ended June 30, 2022 compared to $37.2 million for the six months ended June 30, 2021. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts receivable, accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash used in investing activities was $1.8 million and $0.8 million for the six months ended June 2022 and 2021, respectively. The fluctuations over the periods were due to the timing of additions to property and equipment primarily for our manufacturing process development activities.
Financing activities provided cash of $14.4 million and $43.1 million for the six months ended June 30, 2022 and 2021, respectively, primarily from the issuance of our common stock to Aspire Capital under our equity purchase agreements. Also included in financing activities for the six months ended June 30, 2022 and June 30, 2021 are shares retained for withholding tax payments on stock-based awards.
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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:
•our ability to raise capital to fund our operations in the near term and long term, including our ability to obtain funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, on terms acceptable to us or at all, and to continue as a going concern;
•our ability to successfully resolve the payment issues with our primary contract manufacturer and gain access to our clinical product;
•our collaborators’ ability and willingness to continue to fulfill their obligations under the terms of our collaboration agreements and generate sales related to our technologies;
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
•the timing and nature of results from MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial evaluating the administration of MultiStem for the treatment of ischemic stroke;
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

•the availability of product sufficient to meet our clinical needs and potential commercial demand following any approval;
•the possibility of delays in, adverse results of, and excessive costs of the development process;
•our ability to successfully initiate and complete clinical trials of our product candidates;
•the possibility of delays, work stoppages or interruptions in manufacturing by third parties or us, such as due to material supply constraints, contamination, operational restrictions due to COVID-19 or other public health emergencies, labor constraints, regulatory issues or other factors that could negatively impact our trials and the trials of our collaborators;
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
Item 4.    Controls and Procedures.
Disclosure controls and procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer, who currently also serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting
During the last fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors.
In addition to the other information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth below and the other risk factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

We have reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.
In June 2022, we implemented a restructuring of our organization, including an approximate 70% reduction in headcount. As part of the restructuring plan, we also announced changes to our executive team. Mr. William (B.J.) Lehmann, former President and Chief Operating Officer, left the Company on May 31, 2022. Dr. John Harrington, former Executive Vice President and Chief Scientific Officer, and Mr. Ivor Macleod, former Chief Financial Officer, left the Company on June 30, 2022. The restructuring resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. We will need to continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to retain qualified personnel. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, reductions in the size of our organization may result in employees who were not affected by the reductions in headcount seeking alternate employment, which would result in us seeking contract support. In addition, we may not achieve anticipated benefits from our reductions in the size of our organization. Due to our limited resources, we may not be able to effectively manage our operations or retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of Athersys’ common stock. The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•the TREASURE study results recently announced in May 2022;
•announcements of significant changes in our business or operations, including the decision to implement restructurings such as a reduction in our workforce;
•the development status of our MultiStem product candidate, including clinical study results and determinations by regulatory authorities with respect thereto;
•the initiation, termination or reduction in the scope of any collaboration arrangements, including with Healios, or any disputes or developments regarding such collaborations;

•our inability to obtain additional funding;
•disputes or other developments concerning our proprietary rights;
•additions or departures of key personnel;
•“short squeezes”;
•comments by securities analysts or discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
•changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•large stockholders exiting their position in our common stock or an increase or decrease in the short interest in our common stock;
•public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
•regulatory developments in the United States and in foreign countries;
•dilutive effects of sales of shares of common stock by Athersys or Athersys’ stockholders; and
•overall general market fluctuations.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like Athersys in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on July 26, 2022 and July 28, 2022, the closing price of our common stock on The NASDAQ Capital Market was $0.17 and $0.33, respectively, and daily trading volume on these days was approximately 4.8 million and 267.9 million shares, respectively.
During this time, we did not release any material information regarding us or our business. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, a proportion of our common stock has been and may continue to be traded by short sellers, which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

In addition, in the past, following periods of market volatility in the market price of a company’s securities or the reporting of unfavorable news, securities litigation has often been instituted against these companies. Volatility in the market price of our shares could also increase the likelihood of regulatory scrutiny. Securities litigation, if instituted against us, or any regulatory inquiries or actions that we face could result in substantial costs, diversion of our management’s attention and resources and unfavorable publicity, regardless of the merits of any claims made against us or the ultimate outcome of any such litigation or action.

A “short squeeze” is a sudden increase in demand for shares of our common stock that largely could lead to extreme price volatility in shares of our common stock.
Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A proportion of our common stock has been and may continue to be traded by short sellers, which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

If we are unable to raise capital, we could be forced to eliminate our product development programs, may be unable to continue our business and may need to file for protection under the bankruptcy laws.

There is considerable doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. In the near term, we will need substantial additional funding to develop our MultiStem product candidate and to continue our operations. Even if we are able to obtain additional funding in the near term, such funding may not be sufficient to allow us to continue our operations for an extended period of time.
The unaudited financial statements and accompanying notes presented in this Quarterly Report on Form 10-Q include disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

As of August 10, 2022, we had accounts payable of $27.7 million that is currently due, which does not include the accounts payable to Healios of $1.1 million, and we only had cash and cash equivalents of $8.7 million. To conserve cash, we have been delaying payments to most of our suppliers and service providers. In the near term, we will need to obtain significant capital funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations. However, there can be no assurance that we will be able to obtain adequate funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. In addition, while Healios owes us $3.0 million under the terms of the Framework Agreement, to date, we have not received the $3.0 million milestone payment and we may not receive such payment in the near term. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval efforts, which could adversely affect our business prospects, and we may be unable to continue operations.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or to grant licenses on terms that may not be favorable to us.
Adequate additional financing may not be available to us on acceptable terms, or at all. There can be no assurance that we will be able to out-license our MultiStem product candidate on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We could be forced to discontinue the development of our MultiStem product candidate and seek collaborators on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to MultiStem. If we are unable to obtain adequate financing, we would likely have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind-down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Aspire Capital Equity Purchase Agreement
During the quarter ended June 30, 2022, we sold 25,089,000 shares of our common stock, in the aggregate, to Aspire Capital under the 2021 Equity Facility generating proceeds of $9.7 million. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each issuance qualified for exemption under Section 4(a)(2) of the Securities Act because it did not involve a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. In addition, Aspire Capital had the necessary investment intent.
On July 6, 2022, Aspire Capital delivered notice to the Company terminating the 2022 Equity Facility, effective immediately. Aspire Capital had the right to terminate the 2022 Equity Facility pursuant to the terms thereof at the time or any time after any of the Company’s then-current executive officers (as defined in Section 16 of the Securities Exchange Act of 1934) ceased to be an executive officer or full-time employee of the Company, which right was triggered in connection with the departures of William (B.J.) Lehmann, the Company’s former President, Chief Operating Officer and Secretary, John Harrington, the Company’s former Executive Vice President and Chief Scientific Officer, and Ivor Macleod, the Company’s former Chief Financial Officer. From May 12, 2022 through the date of termination, the Company sold 6,870,000 shares of its common stock under the 2022 Equity Facility, generating proceeds of $1.9 million. Upon termination, the Company had no further obligations under the 2022 Equity Facility.

Item 6.    Exhibits.

.

Exhibit No.	Description

10.1*
Common Stock Purchase Agreement, dated as of May 12, 2022, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on May 12, 2022).

10.2*
Registration Rights Agreement, dated as of May 12, 2022, by and between Athersys, Inc. and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on May 12, 2022).

31.1	Certification of Daniel Camardo,Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Daniel Camardo, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended June 30, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission

SIGNATURES

ATHERSYS, INC.

Date: August 11, 2022	/s/ Daniel Camardo
Daniel Camardo
Chief Executive Officer and Duly Authorized Officer