Form 10-Q
period 2022-09-30
ATHERSYS, INC / NEW
filed 2022-11-14
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 7, 2022 was 12,933,736.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,782	$37,407
Accounts receivable from Healios	660	1,414
Unbilled accounts receivable from Healios	—	3,000
Prepaid clinical trial costs	4,889	2,861
Prepaid expenses and other	1,417	1,345
Total current assets	20,748	46,027
Operating right-of-use assets, net	8,131	8,960
Property and equipment, net	5,438	3,692
Deposits and other	1,226	1,505
Total assets	$35,543	$60,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,182	$15,781
Accounts payable to Healios	—	1,119
Operating lease liabilities, current	845	1,011
Accrued compensation and related benefits	1,553	4,133
Accrued clinical trial related costs	4,094	3,773
Accrued expenses and other	1,108	704
Deferred revenue - Healios	—	3,340
Warrant liability	1,947	—
Total current liabilities	38,729	29,861
Operating lease liabilities, non-current	8,109	8,755
Advance from Healios	5,199	5,199
Other long-term liabilities	119	—
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized with 12,933,736 and 9,713,767 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	13	10
Additional paid-in capital	626,251	599,703
Accumulated deficit	(642,877)	(583,344)
Total stockholders’ equity (deficit)	(16,613)	16,369
Total liabilities and stockholders’ equity	$35,543	$60,184
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
Contract revenue from Healios	$65	$4,792	$5,294	$4,792
Total revenues	65	4,792	5,294	4,792
Costs and expenses
Research and development	12,424	17,162	54,162	52,361
General and administrative	3,737	3,632	12,999	16,627
Depreciation	617	220	1,482	1,187
Total costs and expenses	16,778	21,014	68,643	70,175
Loss from operations	(16,713)	(16,222)	(63,349)	(65,383)
Other income, net	3,044	45	3,816	139
Net loss and comprehensive loss	$(13,669)	$(16,177)	$(59,533)	$(65,244)
Net loss per share, basic and diluted	$(1.15)	$(1.76)	$(5.58)	$(7.41)
Weighted average shares outstanding, basic and diluted	11,855	9,169	10,676	8,801
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2021	—	$—	9,713,767	$10	$599,703	$(583,344)	$16,369
Stock-based compensation	—	—	—	—	1,410	—	1,410
Issuance of common stock	—	—	272,000	—	4,802	—	4,802
Issuance of common stock under equity compensation plan	—	—	5,944	—	(58)	—	(58)
Net and comprehensive loss	—	—	—	—	—	(22,216)	(22,216)
Balance at March 31, 2022	—	—	9,991,711	10	605,857	(605,560)	307
Stock-based compensation	—	—	—	—	1,945	—	1,945
Issuance of common stock	—	—	1,003,560	1	9,697	—	9,698
Issuance of common stock under equity compensation plan	—	—	9,119	—	(40)	—	(40)
Net and comprehensive loss	—	—	—	—	—	(23,648)	(23,648)
Balance at June 30, 2022	—	—	11,004,390	11	617,459	(629,208)	(11,738)
Stock-based compensation	—	—	—	—	2,001	—	2,001
Issuance of common stock, net	—	—	1,200,000	1	4,592	—	4,593
Pre-funded warrant exercise	—	—	720,000	1	2,232	—	2,233
Issuance of common stock under equity compensation plan	—	—	9,346	—	(33)	—	(33)
Net and comprehensive loss	—	—	—	—	—	(13,669)	(13,669)
Balance at September 30, 2022	—	$—	12,933,736	$13	$626,251	$(642,877)	$(16,613)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares	Par Value
Balance at December 31, 2020	—	$—	8,078,943	$8	$527,743	$(496,389)	$31,362
Stock-based compensation	—	—	—	—	3,903	—	3,903
Issuance of common stock	—	—	608,000	1	30,494	—	30,495
Issuance of common stock under equity compensation plan	—	—	17,517	—	(611)	—	(611)
Net and comprehensive loss	—	—	—	—	—	(26,468)	(26,468)
Balance at March 31, 2021	—	—	8,704,460	9	561,529	(522,857)	38,681
Stock-based compensation	—	—	—	—	1,788	—	1,788
Issuance of common stock, net of issuance cost	—	—	340,000	—	13,292	—	13,292
Issuance of common stock under equity compensation plan	—	—	5,743	—	(116)	—	(116)
Net and comprehensive loss	—	—	—	—	$—	(22,599)	(22,599)
Balance at June 30, 2021	—	—	9,050,203	9	$576,493	(545,456)	31,046
Stock-based compensation	—	—	—	—	1,407	—	1,407
Issuance of common stock, net of issuance cost	—	—	354,000	—	13,157	—	13,157
Issuance of common stock under equity compensation plan	—	—	5,006	—	(86)	—	(86)
Net and comprehensive loss	—	—	—	—	—	(16,177)	(16,177)
Balance at September 30, 2021	—	$—	9,409,209	$9	$590,971	$(561,633)	$29,347
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities
Net loss	$(59,533)	$(65,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,482	1,187
Loss from impairment of assets	5,435	—
Stock-based compensation	5,356	7,098
Operating right-of-use assets, net	—	232
Gain on sale of assets	(11)	—
Change in fair value of warrant liabilities	(2,784)	—
Issuance costs allocated to warrant liabilities	560
Changes in operating assets and liabilities:
Accounts receivable from Healios - billed and unbilled	3,754	(6,311)
Prepaid expenses, deposits and other	(1,262)	699
Accounts payable, accrued expenses and other	4,472	4,047
Accounts payable to Healios	(1,119)	(586)
Deferred revenue - Healios	(3,340)	2,029
Advance from Healios	—	(2)
Net cash used in operating activities	(46,990)	(56,851)
Investing activities
Proceeds from the sale of equipment	41	—
Purchases of equipment	(2,044)	(1,154)
Net cash used in investing activities	(2,003)	(1,154)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	14,500	56,944
Proceeds from the issuance of common stock and warrants, net of issuance cost	10,997	—
Proceeds from the exercise of pre-funded warrants	2	—
Shares retained for withholding tax payments on stock-based awards	(131)	(814)
Net cash provided by financing activities	25,368	56,130
Decrease in cash and cash equivalents	(23,625)	(1,875)
Cash and cash equivalents at beginning of the period	37,407	51,546
Cash and cash equivalents at end of the period	$13,782	$49,671
Noncash financing activities
Issuance of warrants	$413	$—
Reclass of warrant liability to additional paid-in capital upon exercise	$2,231	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Nine-Month Periods Ended September 30, 2022 and 2021

1. Background and Basis of Presentation
Organization
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
Reverse stock split
On August 26, 2022, the Company amended its Certificate of Incorporation to implement a 1-for-25 reverse stock split of its common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company adjusted the share amounts under its employee equity incentive plans, inducement awards and common stock warrant agreements with third parties. All disclosures of common shares and per common share data in the accompanying interim financial statements and related notes reflect the reverse stock split for all periods presented.

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
At September 30, 2022, we had cash and cash equivalents of $13.8 million. We will need substantial additional funding to develop our MultiStem product candidate and to continue our operations.
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
4. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of our common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. We have two warrants outstanding to purchase an aggregate of 400,000 shares of our common stock that were issued to HEALIOS K.K. (“Healios”) in August 2021 and are not yet exercisable according to their terms, and we have warrants outstanding to purchase an aggregate of 3,920,000 shares of our common stock that were issued in the third quarter of 2022. Refer to Note 8 for additional information.
The following instruments were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock-based awards	1,393,231	1,007,597	1,393,231	1,007,597
Warrants - refer to Note 8	3,920,000	400,000	4,320,000	400,000
Total	5,313,231	1,407,597	5,713,231	1,407,597

5. Property and Equipment, net

	For the periods ended
Property and equipment consists of (in thousands):	September 30, 2022	December 31, 2021
Laboratory equipment	$8,326	$9,352
Office equipment and leasehold improvements	4,071	4,000
Equipment and leasehold improvements not yet in service	3,497	458
	15,894	13,810
Accumulated depreciation and amortization	(10,456)	(10,118)
	$5,438	$3,692
Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. In June 2022, we announced a restructuring of our organization, with the intention of significantly reducing expenses, conserving cash, improving the focus of the Company’s activities and becoming more attractive to potential financial and strategic partners. This restructuring plan (the “Plan”) included a significant reduction in our workforce and changes to our management team. The Plan also includes the reduction of our internal research function, decommissioning certain equipment and pausing our manufacturing and process development efforts toward commercializing our MultiStem product candidate. As a result of these actions, we recorded an impairment charge of approximately $5.4 million to adjust the carrying amount of certain equipment assets to the estimated market value of similar assets. The impairment charge is included in research and development costs and expenses on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022.

As a result of the Plan, we determined certain office equipment, leasehold improvements and equipment assets were no longer necessary to support future activities. We reduced the useful lives of such equipment resulting in an additional depreciation charge of $0.5 million and $0.9 million in the three and nine months ended September 30, 2022, respectively.
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
6. Collaborative Arrangements and Revenue Recognition
Healios Collaboration
We have a licensing agreement with Healios to primarily develop and commercialize our cell therapy technologies for certain disease indications in Japan, pursuant to which we received nonrefundable license fee payments and are entitled to royalties on net sales. We also have the right to receive development and commercial milestone payments from Healios, subject to certain potential credits that have been negotiated from time-to-time and are associated with modifications to the arrangement. Healios is responsible for the development and commercialization of the licensed products in the licensed territory, and we provide certain services to Healios for which we are paid.
In August 2021, the Company and Healios entered into the Framework Agreement, which provides for clarification under and modifies the existing agreements between the parties. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. Under the Framework Agreement, the Company was entitled to payments for reimbursable services of which $0.7 million are included in accounts receivable from Healios at September 30, 2022. In addition, under the Framework Agreement, the Company was entitled to a $3.0 million milestone payment from Healios and was obligated to pay Healios $1.1 million by December 31, 2022. In September 2022, we received $1.9 million from Healios, which represents the milestone payment net of amounts owed to Healios. Additionally, to assist Healios with the advancement of its ischemic stroke and acute respiratory distress syndrome (“ARDS”) programs in Japan, in September 2022, we granted to Healios, subject to the terms of the licensing agreement, a non-exclusive license to make and have made MultiStem for the treatment of ischemic stroke and ARDS worldwide solely for import into Japan for use in Japan.
In August 2021, we also issued two warrants (together, the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 400,000 shares of our common stock. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of September 30, 2022, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable. Refer to Note 8 for further information.
Healios recently alleged that we are in material breach of our Framework Agreement for, among other things, not meeting our supply obligations and cooperation and assistance obligations. We strongly disagree with Healios’ allegations and no loss has been accrued as a loss is not probable. We will continue to work with Healios to try to resolve this dispute.
Healios Revenue Recognition
At the inception of the Healios arrangement and again each time that the arrangement is modified, all material performance obligations are identified, which currently include one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. At the inception of the Healios arrangement, we determined the transaction price included estimated payments for reimbursable services to be performed by us for Healios and the $3.0 million milestone payment. We allocated the total transaction price to this one performance obligation. We began recognizing this revenue beginning in the third quarter of 2021 as the services were being performed. At September 30, 2022, the services related to this performance obligation are largely complete, and we expect the remaining services, which consist of minimal close-out activities, to be completed by the end of 2022. During the three months ended September 30, 2022 and 2021, we recognized revenue associated with this performance obligation of approximately $0.1 million and $4.3 million, respectively. We recognized no revenue for the three and nine months ended September 30, 2022, and revenue of approximately $0.5 million for the three and nine months ended September 30, 2021 from performance obligations satisfied in previous periods.
Accounts receivable from Healios
Accounts receivable from Healios are related to our contracts and are recorded when the right to consideration is unconditional at the amount that management expects to collect. Accounts receivable from Healios do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing.

Unbilled Accounts Receivable
Unbilled accounts receivable from Healios represent amounts due to us under contractual arrangements and for which we have an unconditional right to consideration, but for which we have not yet invoiced Healios. At September 30, 2022, we had no unbilled accounts receivable from Healios.
Deferred Revenue - Healios
Amounts included in deferred revenue - Healios are considered a contract liability. During the nine months ended September 30, 2022 revenue recognized from contract liabilities as of the beginning of the respective period was $2.8 million. No revenue was recognized from contract liabilities during the nine months ended September 30, 2021.
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
Disaggregation of Revenues
We recognize product supply revenue at a point in time upon delivery, as defined in the applicable product supply contracts, while service revenue is recognized when earned over time. The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$—	$—	$283	$—
Service revenue	—	65	—	4,509
Total disaggregated revenues	$—	$65	$283	$4,509

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$—	$—	$283	$—
Service revenue	—	5,294	—	4,509
Total disaggregated revenues	$—	$5,294	$283	$4,509

7. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 740,000 shares of our common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) , performance shares and units, and other stock-based awards. Under the EICP, in the three months ended September 30, 2022, we granted 59,772 RSUs and 128,168 stock options to our employees and members of our Board of Directors (the “Board”).
On July 28, 2022, the stockholders of the Company approved the amendment and restatement of the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (the “Amended EICP”). The Amended EICP continues to provide stock-based compensation as described above. Subject to adjustment, an additional 840,000 shares of Company common stock are available for awards under the Amended EICP.

As an inducement to Mr. Camardo’s acceptance of employment with the Company, Mr. Camardo was granted an initial equity award (the “Inducement Award”) to purchase 400,000 shares of our common stock at a per share exercise price of $21.50. With regard to 160,000 shares, vesting of the Inducement Award will occur over a four-year period, with 25% of such portion of the award generally vesting on the first anniversary of the grant date and the remainder generally vesting monthly in substantially equal installments over the remaining 36 months. With regard to 240,000 shares, vesting of the Inducement Award will generally occur upon achievement of certain Company milestones. The Inducement Award has up to a 10-year term.
On June 17, 2022, the Board appointed Ms. Maia Hansen as the Company’s Chief Operating Officer. To reflect her level of responsibility and leadership in the Company, and in connection with her promotion, Ms. Hansen received grants of 2,000 stock options and 1,333 RSUs. In addition, in recognition of continued service, in the second quarter of 2022, we granted stock options and RSUs to all then-current employees who would continue to be employed with the Company after June 30, 2022. All stock options and RSUs granted in the second quarter of 2022 generally vest one-half one year from the grant date and the remaining one-half vesting two years from the grant date.
As of September 30, 2022, a total of 893,551 shares were available for issuance under the Amended EICP, and stock-based awards representing 963,731 shares of our common stock were outstanding under our current and former equity incentive plans, and inducement awards granted outside of our equity incentive plans to purchase 429,500 shares of our common stock were outstanding. For the three months ended September 30, 2022 and 2021, stock-based compensation expense was approximately $2.0 million and $1.4 million, respectively. Stock-based compensation expense for the three months ended September 30, 2022 includes expense associated with new awards and the acceleration of certain executive awards, net of forfeitures associated with unvested awards. At September 30, 2022, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $5.6 million, which is expected to be recognized by the end of 2026 using the straight-line method.

8. Stockholders’ Equity and Warrants
Securities Purchase Agreement
On August 15, 2022, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P received a placement fee of approximately $0.8 million and approximately $0.1 million for the reimbursement of expenses.
On August 15, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 1,200,000 shares of the Company’s common stock (“Common Stock”), par value $0.001 per share, (ii) pre-funded warrants (“Pre-Funded Warrants”) exercisable for an aggregate of 720,000 shares of Common Stock and (iii) warrants (“Common Warrants”) exercisable for an aggregate of 1,920,000 shares of Common Stock, in combinations of one share of Common Stock or one Pre-Funded Warrant and one Common Warrant for a combined purchase price of $6.250 (less $0.0025 for any Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the Purchase Agreement, the Pre-Funded Warrants were exercisable upon issuance, and the Common Warrants were exercisable upon the six-month anniversary of issuance for a five-year period. Under the Purchase Agreement, each Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0025 and each Common Warrant was exercisable into one share of Common Stock at a price per share of $6.385. The offering closed on August 17, 2022 (the “Closing Date”) and the Company received net proceeds of approximately $11.0 million, after giving effect to the payment of placement fees and expenses. On August 29, 2022, the Pre-Funded Warrants were exercised in full and re-measured to fair value. Upon remeasurement and exercise, we recorded a gain of $0.8 million to adjust the warrant liability associated with the Pre-Funded Warrants to fair value and reclassified the $2.2 million warrant liability to additional paid-in capital. The fair value adjustment is recorded in other income, net on the condensed consolidated statement of operations and comprehensive loss.
The Purchase Agreement contains certain restrictions that prohibit the Company from issuing its Common Stock in certain transactions for a period of 180 days following the Closing Date (the “Standstill Period”). Additionally, in the event the Company proposes a future offering to sell shares of Common Stock during the twelve months following the Closing Date, the investor has the right to participate in each offering in an amount up to 30.0 percent (the “Participation Right”).
On September 22, 2022, the Company entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) with the investor to, among other things, (i) amend the Common Warrants to be exercisable for a seven-year period after the six-month anniversary of the Closing Date, (ii) reduce the Standstill Period to 150 days following the Closing Date, (iii) reduce the term and the amount of the Participation Right to six months following the Closing Date and 20.0 percent in the aggregate of certain offered securities, and (iv) require the investor, subject to certain conditions, to participate in future offerings to sell certain securities to investors primarily for capital raising purposes during the six months following the Closing Date.

On September 22, 2022, in consideration of the Purchase Agreement Amendment, and without receiving any cash proceeds, the Company issued to the investor additional warrants exercisable for 2,000,000 shares of Common Stock (the ‘New Warrants”) at a price of $6.385 for a seven-year period after the six-month anniversary of the date of issuance thereof.
The Company has assessed the Pre-Funded Warrants, the Common Warrants and the New Warrants (collectively, the “Warrants”) for appropriate equity or liability classification pursuant to the Company’s accounting policy as described in Note C, in our Annual Report on Form 10-K. The Warrants contain a provision pursuant to which the warrant holder has the option to receive cash in the event there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). The Warrants meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging and do not meet the derivative scope exception. As a result, the Warrants were initially recorded as liabilities and measured at fair value using the Black-Scholes valuation model. Issuance costs of $0.5 million were allocated to the Pre-Funded Warrants and Common Warrants and recorded in other income, net on the condensed consolidated statement of operations and comprehensive loss in the three and nine months ended September 30, 2022. The remaining issuance costs of $0.4 million were al1ocated to the Common Stock and recorded in additional paid-in capital. During the three and nine months ended September 30, 2022, the Company recognized a net gain of $2.8 million for the fair value adjustment related to the warrant liabilities, which includes a charge of $0.4 million recorded upon issuance of the New Warrants. As of September 30, 2022, the fair value of the warrant liabilities was $1.9 million.
Equity Purchase Agreement
We previously had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC (“Aspire Capital”) that provided us the ability to sell shares to Aspire Capital from time to time. On May 12, 2022, we entered into an agreement (the “2022 Equity Facility”) that included Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2022 Equity Facility were similar to the previous equity facilities with Aspire Capital. Our prior equity facility that was entered into in 2021 (the “2021 Equity Facility”) was fully utilized and terminated during the second quarter of 2022. On July 6, 2022, Aspire Capital terminated the 2022 Equity Facility. Aspire Capital had the right to terminate the 2022 Equity Facility at the time or any time after any of the Company’s then current executive officers ceased to be an executive officer or full-time employee of the Company, which right was triggered in connection with the departures of Mr. William Lehmann, former president and Chief Operating Officer, Dr. Harrington, former Executive Vice President and Chief Scientific Officer, and Mr. MacLeod, former Chief Financial Officer. During the quarter ended September 30, 2022, we sold no shares of our common stock to Aspire Capital. During the quarter ended September 30, 2021, we sold 354,000 shares of our common stock to Aspire Capital at an average price of $37.19 per share.
Healios 2021 Warrants
In August 2021, we issued the 2021 Warrants to Healios to purchase up to an aggregate of 400,000 shares of our common stock. One of the 2021 Warrants is for the purchase of up to 120,000 shares at an exercise price of $45.0 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the Pharmaceuticals and Medical Devices Agency in Japan (the “PMDA”) for the intravenous administration of MultiStem to treat patients who are suffering from acute respiratory distress syndrome. The other 2021 Warrant is for the purchase of up to 280,000 shares at an exercise price of $60.0 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke. The 2021 Warrants may be terminated by us under certain conditions and have an exercise cap triggered at Healios’ ownership of 19.9% of our common stock.
Increase Shares of Authorized Common Stock
In June 2021, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of the Company’s authorized common stock from 300,000,000 shares to 600,000,000 shares.

9. Fair Value Measurements
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.
Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The requirement requires judgements to be made. Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires judgement or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction detail such as the Company’s stock price, contractual terms, maturing, risk free rates as well as volatility. The unobservable input for the Level 3 warrant liabilities includes volatility, which is not significant to the fair value measurement of the warrant liabilities.
A reconciliation of the beginning and ending balances for the warrant liabilities which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance December 31, 2021	$—
August 2022 Issuance Pre-Funded Warrants	3,022
August 2022 Issuance Common Warrants	3,940
Adjustment to fair value Pre-Funded Warrants	(791)
Exercise Pre-Funded Warrants	(2,231)
September 2022 Issuance New Warrants	413
Adjustment to fair value Common Warrants and New Warrants	(2,406)
Balance September 30, 2022	$1,947
10. Restructuring Charges
In June 2022, we announced a restructuring of our organization, including an approximate 70% reduction in our workforce. As part of the Plan we also announced changes to our executive team. Mr. Lehmann left the Company on May 31, 2022. Dr. Harrington and Mr. Macleod left the Company on June 30, 2022.
The Company’s restructuring efforts are intended to preserve cash and reduce operating expenses going forward. In addition to the workforce reductions, the Company’s restructuring efforts include the reduction of our internal research function, the decommissioning of certain equipment and pausing our manufacturing and process development efforts toward commercializing our MultiStem product candidate. We are attempting to negotiate payment terms with our primary contract manufacturing organization responsible for the manufacture of Multistem.
The following table sets forth certain details associated with the restructuring charges incurred in the three and nine months ended September 30, 2022 and the obligations recorded for the expenses associated with the Plan (in thousands). It is anticipated the Plan will be completed by mid-2023.

	Balances		Cash	Balances
	January 1, 2022	Charges	(payments)	September 30, 2022
Employee severance and benefits	$—	$2,538	$(1,114)	$1,424
Legal and professional fees	—	197	(162)	35
Other	—	15	—	15
	$—	$2,750	$(1,276)	$1,474

	Balances		Cash	Balances
	June 30, 2022	Charges	(payments)	September 30, 2022
Employee severance and benefits	$2,248	$—	$(824)	$1,424
Legal and professional fees	162	35	(162)	35
Other	15	0	—	15
	$2,425	$35	$(986)	$1,474

The current portion of our restructuring accrual is included in accrued compensation and related benefits and accounts payable and the long-term portion of our restructuring accrual is included in other liabilities.
Restructuring charges of $1.5 million and $1.3 million are included in research and development costs and expenses and general and administrative costs and expenses, respectively, for the nine months ended September 30, 2022.

11. Income Taxes
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

12. Subsequent Event
On November 10, 2022 the Company completed a public offering of 5,004,545 shares of common stock and warrants to purchase 10,009,090 shares of common stock at a combined price of $1.10 per share and accompanying warrants for aggregate gross proceeds of approximately $5.5 million, before deducting placement agent fees and other offering expenses. The warrants have an exercise price of $1.10 per share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance.
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
In addition to the workforce reductions, in an effort to conserve cash and maintain adequate liquidity, we suspended operations in a number of areas including the reduction of our internal research function, plans for decommissioning certain equipment and suspending our manufacturing and process development efforts toward commercializing our MultiStem product candidate, if approved, as discussed below. We are currently unable to predict the duration of the suspension, and we plan to continue limited operations until we obtain additional funding. Our current development activities are limited to progressing our pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2 and supporting the Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma being conducted by The University of Texas Health Science Center at Houston, or UTHealth.
During the nine months ended September 30, 2022, we incurred charges in connection with the restructuring of $2.8 million which consisted primarily of employee severance and benefit costs. In addition to the restructuring charges, we also recorded a $5.4 million impairment of certain property and equipment.
As of November 11, 2022, we had accounts payable of $26.3 million, of which over 80% is owed to our primary contract manufacturer, that is currently due and we only had cash and cash equivalents of $13.8 million. We are actively working with our primary contract manufacturer to reach an agreement to address the outstanding accounts payable and continue our partnership going forward. The terms of any such agreement may entail our issuance of a convertible promissory note in exchange for a substantial reduction in the outstanding accounts payable, although there can be no assurance that we will be able to reach an agreement on terms acceptable to us or at all. To conserve cash, we have been managing our disbursements and working with our suppliers and service providers to address the outstanding accounts payable. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain adequate funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval efforts, which could adversely affect our business prospects, and we may be unable to continue operations.
On October 14, 2022, we received a written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC that we are not in compliance with the requirement to maintain a minimum market value of our Common Stock of $35 million, as set forth in Nasdaq Listing Rule 5550(b)(2), because the market value of our Common Stock was below $35 million for 30 consecutive business days. We have a period of 180 calendar days from the date of the notice, or until April 12, 2023, to regain compliance under this standard.
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
In connection with our restructuring plan, in the second quarter of 2022, we paused work performed at our Belgian subsidiary, ReGenesys BV, or ReGenesys, which was evaluating our cell therapy for use in treating disease and conditions in the animal health segment. We are exploring opportunities to out-license this program. We are in the process of winding down the ReGenesys operations, which we expect to complete by December 31, 2022.
We have agreements with our primary contract manufacturing organization for the manufacture of our MultiStem product candidate to supply our planned and ongoing clinical trials. In June 2022, we suspended these agreements and are attempting to negotiate payment terms. There can be no guarantee, however, that we will be successful in such negotiations. Under the terms of these agreements, we currently owe this contract manufacturing organization approximately $21.8 million and have significant future financial commitments to support our bioreactor manufacturing initiatives. We also were engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls and product quality. These initiatives and the related investments were meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. We have also paused these initiatives as we work to obtain additional funding. In addition, as part of our restructuring plan, we have undertaken efforts to sublet our leased facility at Stow, Ohio that was intended to potentially support our future manufacturing needs. Unless we are successful in subletting our facility at Stow, we will be obligated to continue to pay our lease payments, which are approximately $1.3 million annually, through June 2031.
Additionally, as part of our cost cutting initiatives, we have scaled back all activities intended to enable MultiStem commercialization, e.g., product branding, product reimbursement and marketing strategies.
Financial
On August 15, 2022, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners, or A.G.P., pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P received a placement fee of approximately $0.8 million and approximately $0.1 million for the reimbursement of expenses.

On August 15, 2022, the Company entered into a securities purchase agreement, or the Purchase Agreement, with an investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 1,200,000 shares of the Company’s common stock, or Common Stock, par value $0.001 per share, (ii) pre-funded warrants, or Pre-Funded Warrants, exercisable for an aggregate of 720,000 shares of Common Stock and (iii) warrants, or Common Warrants, exercisable for an aggregate of 1,920,000 shares of Common Stock, in combinations of one share of Common Stock or one Pre-Funded Warrant and one Common Warrant for a combined purchase price of $6.250 (less $0.0025 for any Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the Purchase Agreement, the Pre-Funded Warrants were exercisable upon issuance, and the Common Warrants were exercisable upon the six-month anniversary of issuance for a five- year period. Under the Purchase Agreement, each Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0025 and each Common Warrant is exercisable into one share of Common Stock at a price per share of $6.385. The offering closed on August 17, 2022, or the Closing Date, and the Company received net proceeds of approximately $11.0 million, after giving effect to the payment of placement fees and reimbursed expenses. On August 29, 2022, the Pre-Funded Warrants were exercised in full.
The Purchase Agreement contains certain restrictions that prohibit the Company from issuing its Common Stock in certain transactions for a period of 180 days following the Closing Date, or the Standstill Period. Additionally, in the event the Company proposes a future offering to sell shares of Common Stock during the twelve months following the Closing Date, the investor has the right to participate in each offering in an amount up to 30.0 percent, or the Participation Right.
On September 22, 2022, the Company entered into an amendment to the Purchase Agreement, or the Purchase Agreement Amendment, with the investor to, among other things, (i) amend the Common Warrants to be exercisable for a seven-year period after the six-month anniversary of the Closing Date, (ii) reduce the Standstill Period to 150 days following the Closing Date, (iii) reduce the term and the amount of the Participation Right to six months following the Closing Date and 20.0 percent in the aggregate of certain offered securities, and (iv) require the investor, subject to certain conditions, to participate in future offerings to sell certain securities to investors primarily for capital raising purposes during the six months following the Closing Date.
On September 22, 2022, in consideration of the Purchase Agreement Amendment, and without receiving any cash proceeds, the Company issued to the investor additional warrants exercisable for 2,000,000 shares of Common Stock, or the New Warrants, at a price of $6.385 for a seven-year period after the six-month anniversary of the date of issuance thereof.
In August 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which provides for resolution of certain issues under the existing agreements between the parties. It also provides Healios with the deferral of certain milestone payments during the expensive initial commercial launch period. Under the Framework Agreement, we were entitled to a milestone payment in the amount of $3.0 million. Additionally, under the terms of the Framework Agreement, we were obligated to pay Healios $1.1 million by December 31, 2022. In September 2022, we received $1.9 million from Healios, which represents the milestone payment net of amounts owed to Healios. Additionally, to assist Healios with the advancement of its ischemic stroke and ARDS programs in Japan, in September 2022, we granted to Healios, subject to the terms of the licensing agreement, a non-exclusive license to make and have made MultiStem for the treatment of ischemic stroke and ARDS worldwide solely for import into Japan for use in Japan.
Healios recently alleged that we are in material breach of our Framework Agreement for, among other things, not meeting our supply obligations and cooperation and assistance obligations. We strongly disagree with Healios’ allegations and will continue to work with Healios to try to resolve this dispute. However, there can be no assurance that we will be able to resolve this dispute without legal proceedings.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC, or Aspire Capital, that provided us the ability to sell shares to Aspire Capital from time to time. In May 2022, we entered into a new equity facility with Aspire Capital, or the 2022 Equity Facility, which provides us with the ability to sell up to $100.0 million of shares of our common stock over a two-year period. The terms of the 2022 Equity Facility are similar to the previous equity facilities. Our prior equity facility that was entered into in June 2021, or the 2021 Equity Facility, was fully utilized and terminated during the second quarter of 2022. On July 6, 2022, Aspire Capital terminated the 2022 Equity Facility. Aspire Capital had the right to terminate the 2022 Equity Facility at the time or any time after any of the Company’s then-current executive officers ceased to be an executive officer or full time employee of the Company, which right was triggered in connection with the departures of Mr. Lehmann, Dr. Harrington and Mr. MacLeod. During the quarter ended September 30, 2022, we sold no shares of our common stock to Aspire Capital. During the quarter ended September 30, 2021, we sold 354,000 shares of our common stock to Aspire Capital at an average price of $37.19 per share.
On November 10, 2022, the Company completed a public offering of 5,004,545 shares of common sock and warrants to purchase 10,009,090 shares of common stock at a combined price of $1.10 per share and accompanying warrants for gross proceeds of approximately $5.5 million, before deducting placement agent fees and other offering expenses. The warrants have an exercise price of $1.10 per share, are exercisable immediately following the date of issuance and will expire five years from the date of issuance.
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
Three Months Ended September 30, 2022 and 2021
Revenues. Revenues for the three months ended September 30, 2022 were $0.1 million compared to $4.8 million for the three months ended September 30, 2021. The revenues are primarily associated with services provided to Healios under the Framework Agreement. At September 30, 2022, the services under the Framework Agreement are largely complete, and are limited to minimal close-out activities. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios.
Research and Development Expenses. Research and development expenses decreased to$12.4 million for the three months ended September 30, 2022 from $17.2 million for the comparable period in 2021. The $4.8 million decrease is due to our restructuring plan which resulted in reduced salaries and benefits of $2.0 million, internal research supplies of $1.6 million, manufacturing costs of $0.2 million, outside services of $0.6 million and decreases in other research and development costs of $0.4 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses were $3.7 million for the three months ended September 30, 2022, which was slightly higher than the $3.6 million for the comparable period in 2021. The increase is primarily related to restructuring costs. We expect our general and administrative expenses to decrease in connection with our restructuring plan.
Depreciation. Depreciation expense was $0.6 million for the three months ended September 30, 2022 and $0.2 million for the comparable period in 2021. The increase is due to the acceleration of depreciation associated with the decommissioning of certain equipment as a result of our restructuring plan.
Other Income, net. Other income, net, was $3.0 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 2021. The increase is due to a $2.8 million net gain on the fair value adjustment of our warrant liabilities and a net foreign currency gain of $0.2 million..
Nine Months Ended September 30, 2022 and 2021
Revenues. Revenues for the nine months ended September 30, 2022 were $5.3 million compared to $4.8 million revenues for the nine months ended September 30, 2021. These revenues were generated from our collaboration with Healios. Our collaboration revenues fluctuate from period to period based on new licenses conferred and the delivery of goods and services under our arrangement with Healios.
Research and Development Expenses. Research and development expenses increased to $54.2 million for the nine months ended September 30, 2022 from $52.4 million in the comparable period in 2021. The $1.8 million net increase is associated with an impairment charge of $5.4 million which is offset by decreases in internal research supplies of $2.0 million, consulting costs of $0.9 million, legal costs of $0.5 million and $0.2 million of other research and development expenses. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred. We expect these expenses to decrease in connection with our restructuring plan.
General and Administrative Expenses. General and administrative expenses decreased to $13.0 million for the nine months ended September 30, 2022 from $16.6 million in the comparable period in 2021. The $3.6 million decrease was primarily related to legal expenses incurred in the prior year in connection with the complaint filed by Dr. Kagimoto against the Company, its settlement and the expenses associated with Dr.Van Bokkelen’s resignation and his separation letter agreement, including $2.3 million of non-cash stock compensation expense. We expect our annual 2022 general and administrative expenses to decrease compared to 2021 in connection with our restructuring plan.
Depreciation. Depreciation expense of $1.5 million for the nine months ended September 30, 2022 was higher compared to $1.2 million for the comparable period in 2021 due to the accelerated depreciation for certain manufacturing equipment resulting from our restructuring plan.
Other Income, net. Other income, net, was $3.8 million for the nine-month period ended September 30, 2022 and $0.1 million for the comparable 2021 period. The $3.7 million increase was due to a net gain of $2.8 million on the fair value adjustment of our warrant liabilities, insurance proceeds of $0.6 million that the Company received related to the complaint filed by Dr. Kagimoto against the Company which were not in the comparable period and an increase of foreign currency gains of $0.3 million.
Liquidity and Capital Resources
Our primary source of liquidity is our cash balance. At September 30, 2022, we had $13.8 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings, including through the equity facility we had with Aspire Capital. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
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
We are entitled to receive potential milestones payments, subject to certain credits, and royalties from Healios under our licensed programs. Under the Framework Agreement, in September 2022, we received $1.9 million from Healios which represents a milestone payment in the amount of $3.0 million, net of amounts payable to Healios. We invoice Healios for certain manufacturing support services. Payments from Healios may be used by Healios to offset milestone payments that may become due in the future.
As of November 11, 2022, we had accounts payable of $26.3 million that is currently due, and we only had cash and cash equivalents of $13.8 million. To conserve cash, we have been delaying payments to most of our suppliers and service providers. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval and commercialization efforts, which would adversely affect our business prospects, and we likely will be unable to continue operations. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred losses since inception of our operations in 1995, have negative operating cash flows, including in each of the last three years, and had an accumulated deficit of $642.9 million at September 30, 2022. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.
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
We had equity purchase agreements in place with Aspire Capital since 2011 that provided us the ability to sell shares to Aspire Capital from time to time. The 2021 Equity Facility was fully utilized and terminated during the second quarter of 2022, and, on July 6, 2022, Aspire Capital terminated the 2022 Equity Facility. During the quarter ended September 30, 2022, we sold no shares of our common stock to Aspire Capital. During the quarter ended September 30, 2021, we sold 354,000 shares of our common stock to Aspire Capital at an average price of $37.19.
Cash Flow Analysis
Net cash used in operating activities was $47.0 million for the nine months ended September 30, 2022 compared to $56.9 million for the nine months ended September 30, 2021. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts receivable, accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash used in investing activities was $2.0 million and $1.2 million for the nine months ended September 2022 and 2021, respectively. The fluctuations over the periods were due to the timing of additions to property and equipment primarily for our manufacturing process development activities.
Financing activities provided cash of $25.4 million and $56.1 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease from the comparable period is primarily related to the termination of our equity purchase agreement with Aspire Capital in July 2022. Financing activities in 2022 include net proceeds of approximately $11.0 million from the issuance and sale of our common stock and warrants in a registered direct offering. Also included in financing activities for the nine months ended September 30, 2022 and September 30, 2021 are shares retained for withholding tax payments on stock-based awards.
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
For additional information regarding our accounting policies, see Note C to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risk that we will be unable to raise capital to fund our operations in the near term and long term, including our ability to obtain funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, on terms acceptable to us or at all, and to continue as a going concern and our ability to successfully resolve the payment issues with our primary contract manufacturer and gain access to our clinical product. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:
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
•our ability to regain compliance with the requirement to maintain a minimum market value of listed securities of $35 million as set forth in Nasdaq Listing Rule 5550(b)(2);
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
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. Although we currently believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. You should not place undue reliance on these forward-looking statements because such statements speak only as of the date when made.We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4.    Controls and Procedures.
Disclosure controls and procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
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

There is substantial doubt about our ability to continue as a going concern. We will need substantial additional funding and may be unable to raise capital when needed.
There is substantial doubt about our ability to continue as a going concern. If we are unable to raise funding as and when needed, our business, financial condition and results of operations will be materially and adversely affected. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our Common Stock and our ability to raise new capital, enter into critical contractual relations with third parties, meet our obligations as they become due and otherwise execute our business strategy.
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

Our agreements with our collaborators and licensees may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply, or commercialization of certain product candidates, or could require or result in litigation or arbitration. Moreover, disagreements could arise with our collaborators over rights to intellectual property or our rights to share in any of the future revenues of products developed by our collaborators. These kinds of disagreements could result in costly and time-consuming litigation. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators and could also negatively impact our ability to obtain additional financing if needed.

Currently, we have a material collaboration and licensing arrangement with Healios, also a significant holder of our outstanding shares of common stock, to develop and commercialize MultiStem cell therapy for the treatment of ischemic stroke and ARDS in Japan, among other things, and we also have license agreements with third parties pursuant to which we in-license certain aspects of our technologies. These arrangements may not have specific termination dates; rather, each arrangement terminates upon the occurrence of certain events.

Healios recently alleged that we are in material breach of our comprehensive framework agreement for commercial manufacturing and ongoing support for, among other things, not meeting our supply obligations and cooperation and assistance obligations. We strongly disagree with Healios’ allegations and will continue to work with Healios to try to resolve this dispute. However, there can be no assurance that we will be able to resolve this dispute without legal proceedings which could divert management’s attention, be costly and result in damages and/or costly injunctive or other remedies.

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

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like Athersys in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on July 26, 2022 and July 28, 2022, the closing price of our common stock on The NASDAQ Capital Market was $0.17 and $0.33, respectively, and daily trading volume on these days was approximately 4.8 million and 267.9 million shares, respectively (prior to giving effect to the 1-for-25 reverse stock split on August 26, 2022).
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
As of November 11, 2022, we had accounts payable of $26.3 million that is currently due and we only had cash and cash equivalents of $13.8 million. To conserve cash, we have been delaying payments to most of our suppliers and service providers. In the near term, we will need to obtain significant capital funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations. However, there can be no assurance that we will be able to obtain adequate funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval efforts, which could adversely affect our business prospects, and we may be unable to continue operations.
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

On October 14, 2022, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that we are not in compliance with the requirement to maintain a minimum market value of listed securities of $35 million, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”) because the market value of the Common Stock was below $35 million for 30 consecutive business days. The Notice does not impact the listing of the Common Stock on the Nasdaq Capital Market at this time.

The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days from the date of the Notice, or until April 12, 2023, to regain compliance under the Market Value Standard. During this period, the Common Stock will continue to trade on the Nasdaq Capital Market. However, there can be no assurance that the Company will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria. If we are unable to regain compliance, Nasdaq may make a determination to delist our Common Stock. Any delisting of our Common Stock could adversely affect the market liquidity of our Common Stock and the market price of our Common Stock could decrease. Furthermore, if our Common Stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and our ability to attract and retain employees by means of equity compensation and/or result in the loss of confidence by investors.

Item 6.    Exhibits.

.

Exhibit No.	Description

3.1
Certificate of Amendment to Certificate of Incorporation, as amended, of Athersys, Inc (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on August 29, 2022).

4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on August 17, 2022).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on August 17, 2022).

4.3	Form of Warrant Amendment (incorporate herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on September 22, 2022).

4.4	Form of New Warrant (incorporate herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on September 22, 2022).

10.1
Athersys, Inc. 2019 Equity and Incentive Compensation Plan (amended and restated effective July 28, 2022, as restated) (incorporated herein by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-8 (Commission No. 333-267497) filed with the Commission on September 19, 2022).

10.2*
Form of Securities Purchase Agreement, dated as of August 15, 2022, between the Company and each purchaser named in the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on August 17, 2022).

10.3
Form of Purchase Agreement Amendment (incorporate herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on September 22, 2022).

31.1	Certification of Daniel Camardo,Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kasey Rosado, interim Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Daniel Camardo, Chief Executive Officer, and Kasey Rosado, interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended September 30, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

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

ATHERSYS, INC.

Date: November 14, 2022	/s/ Daniel Camardo
Daniel Camardo
Chief Executive Officer and Duly Authorized Officer

/s/ Kasey Rosado
Kasey Rosado
Interim Chief Financial Officer