Form 10-K
period 2022-12-31
ATHERSYS, INC / NEW
filed 2023-04-03
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value at June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, of shares of the registrant’s common stock (based upon the closing price per share of $6.50 of such stock as quoted on the Nasdaq Capital Market on such date) held by non-affiliates of the registrant was approximately $71.2 million.
The registrant had 18,448,489 shares of common stock outstanding on March 28, 2023.
Documents Incorporated By Reference.
None.

ATHERSYS, INC.

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “Athersys,” “us,” “our,” “we” or “the Company” mean Athersys, Inc. and its subsidiaries.

PART I

ITEM 1.    BUSINESS
We are a biotechnology company that is focused primarily in the field of regenerative medicine. We are committed to the discovery and development of best-in-class therapies designed to extend and enhance the quality of human life and have established a portfolio of therapeutic product development programs to address significant unmet medical needs in multiple disease areas. Our MultiStem® (invimestrocel) cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product and is currently in late-stage clinical development. Our most advanced therapeutic program is focused on the treatment of ischemic stroke, which is currently being evaluated in a pivotal Phase 3 clinical trial ongoing in the United States under a Special Protocol Assessment agreement, or SPA, from the U.S. Food and Drug Administration, or FDA, in Europe and in certain other international locations. Our current clinical development programs are focused on treating critical care and other conditions where current standard of care is limited or inadequate for many patients. These represent major areas of clinical need, as well as substantial commercial opportunities.
We believe our MultiStem cell therapy product candidate represents a potential breakthrough in the field of regenerative medicine and stem cell therapy, and could be used to treat a range of disease indications. MultiStem received Regenerative Medicine Advanced Therapy, or RMAT, designation for [the treatment of] both ischemic stroke and acute respiratory distress syndrome, or ARDS. MultiStem treatment has shown the potential to enhance tissue repair and healing in multiple ways, including reducing inflammatory damage, protecting tissue that is at risk following acute or ischemic injury, and promoting formation of new blood vessels in regions of ischemic injury. These cells appear to be responsive to the environment in which they are administered, by homing to sites of injury and/or organs involved in injury response and providing active disease response. These cells also produce proteins that may provide benefit in both acute and chronic conditions and regulate other cell types. In contrast to traditional pharmaceutical products or biologics that generally act through a single biological mechanism of action, MultiStem cell therapy may enhance healing and tissue repair through several distinct mechanisms acting in parallel, resulting in a more effective therapeutic response.
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
We have evaluated the use of MultiStem cell therapy as a potential treatment in several disease areas. Working with an international network of leading investigators and prominent research and clinical institutions, and through our own internal efforts, we have explored the potential for MultiStem cell therapy to be used as a treatment of acute and chronic forms of neurological conditions or injury, inflammatory and immune disorders, certain pulmonary conditions and cardiovascular disease. We have advanced several MultiStem programs into clinical development, targeting areas of significant medical need and major commercial market opportunities, and have two ongoing clinical trials in the critical care area. We have a collaboration with HEALIOS K.K., or Healios, to develop and commercialize MultiStem for the treatment of certain indications in Japan. Among other things, Healios has a license to our technology and is responsible for the development and commercialization of MultiStem for ischemic stroke and ARDS in Japan on an exclusive basis.
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
The one-year follow-up data from the Phase 2 trial demonstrated that MultiStem-treated subjects on average continued to improve through one year and had a significantly higher rate of “Excellent Outcome,” as defined below, compared to placebo subjects at one year when evaluating all of the intent-to-treat subjects enrolled in the study. Achievement of an Excellent Outcome is important because it means that a patient has substantially improved (i.e., receiving an “Excellent” score in each of the three clinical rating scales used to assess patient improvement) and has regained the ability to live and function independently with a high quality of life. The relative improvement in Excellent Outcome was even more pronounced in the study subjects who received MultiStem treatment within 36 hours of the stroke. If the MultiStem cell therapy candidate is proven effective in our ongoing Phase 3 registrational study, and if it receives a marketing authorization from the FDA, this treatment window and its favorable administration profile would make this therapy available to most ischemic stroke patients in contrast to other therapies (e.g., tissue plasminogen activator, or tPA, or mechanical thrombectomy), which have shorter treatment windows or are limited to certain patients.
Our MASTERS-2 trial treating ischemic stroke patients is ongoing in the United States and certain other international locations. We received agreement from the FDA under a SPA that the design and planned analysis of MASTERS-2 adequately address the objectives necessary to support a regulatory submission. It is possible that following MASTERS-2 we will conduct either a post-registry study or a confirmatory study, depending on the strength and robustness of the study outcome. The FDA granted us Fast Track and RMAT designations for our clinical product for the treatment of ischemic stroke. Fast Track is an important designation given to qualified investigational therapies that show promise in providing benefit to patients in areas of significant unmet medical need. Fast Track designation allows for an expedited regulatory review process after the clinical data is submitted to help speed development of promising therapies to the market in order to help patients in areas where current standard of care is limited. Such designation for a new biologic product means that the FDA will take such actions as are appropriate to expedite the development and review of our application to approve the product, and specifically, under Fast Track designation, the program becomes eligible for rolling submission, accelerated approval and priority review, facilitating a timely regulatory review. This program subsequently received the RMAT designation from the FDA that was established under the 21st Century Cures Legislation. The RMAT designation may be obtained for eligible cell therapy and other regenerative medicine and advanced therapies when the FDA agrees that preliminary clinical evidence indicates that the therapy has demonstrated the potential to effectively address unmet medical needs for a serious or life-threatening disease or condition. The RMAT designation is the equivalent of the non-regenerative medicine product’s Breakthrough Therapy designation, and designated products benefit from all Breakthrough Therapy features, in addition to eligibility for filing for registration under accelerated approval path. The designation also enables sponsors to discuss with the FDA multidisciplinary strategic development plans, including expediting manufacturing development plans for commercialization and supporting priority review and rolling submission.
The design of MASTERS-2 has also received a Final Scientific Advice positive opinion from the European Medicines Agency, or EMA, representing the EMA’s agreement that successful results from the trial could result in registration and marketing approval of the MultiStem cell therapy. We have also received Advanced Therapy Medicinal Product, or ATMP, Certificate for Quality Data from the EMA. We believe these designations from the FDA and EMA could accelerate the development, regulatory review and subsequent commercialization of products, like MultiStem cell therapy for ischemic stroke and ARDS, if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness.
On March 21, 2023, we held a Type B meeting with the FDA to address proposed modifications to our primary and secondary endpoints for our MASTERS-2 clinical trial protocol. We proposed four modifications, all of which were accepted.
•Changed the timing of the primary endpoint assessed by shift analysis in modified Rankin Scale, or mRS, score to Day 365, from Day 90.
•Retained shift analysis in mRS score at Day 90 as a key secondary endpoint, along with other revised secondary endpoints.
•Removed eligibility caps on concomitant reperfusion therapy to ensure the final study population is reflective of the current standard of care in the population eligible for this therapy
•We may elect to have an independent statistician conduct an interim analysis to assess potential sample size adjustment.
The fact that we were previously granted RMAT, Fast Track Designation and SPA agreement for the use of MultiStem enabled sponsors to work closely with the FDA and receive guidance on expediting the advancement of the designation program. We believe the proposed changes allow us to thoroughly evaluate the mechanisms through which MutliStem treatment can provide benefit to patients suffering an acute ischemic stroke. We believe this outcome more accurately reflects our belief that MultiStem’s treatment effects extend beyond Day 90 and is better reflected with a Day 365 assessment of recovery.
We have also worked closely with Healios to support its development efforts in Japan. In 2016, the Pharmaceuticals and Medical Devices Agency in Japan, or the PMDA, authorized the Clinical Trial Notification for Healios’ Phase 2/3 trial of MultiStem (referred to in Japan as HLCM051) entitled, “Treatment Evaluation of Acute Stroke for Using in Regenerative Cell Elements,” or TREASURE. Japan’s regenerative medicine regulatory framework is designed to enable rapid development of qualified regenerative medicine therapies by providing either conditional or full approval of qualified therapies. Under the framework, Healios’ ischemic stroke program has been awarded the Sakigake designation by the PMDA, which is designed to expedite regulatory review and development and is analogous to FAST Track designation from the FDA. In May 2022, Healios reported topline results for the TREASURE study. While the TREASURE trial did not reach statistical significance on its primary endpoint, Excellent Outcome at 90 days, it did demonstrate improvement in pre-specified measures of functional “independence” and good outcomes, such as mRS < 2, Barthel Index > 95 and Global Recovery.
In January 2019 and January 2020, we announced summary results and one-year follow-up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS, which is referred to as the MUST-ARDS study. ARDS is a serious immunological and inflammatory condition characterized by widespread inflammation in the lungs. ARDS can be triggered by COVID-19, pneumonia, sepsis, trauma or other events, and represents a major cause of morbidity and mortality in the critical care setting. According to the World Health Organization and other recent clinical and epidemiological data, ARDS is the leading cause of death among COVID-19 infected patients. Given the limited interventions and drug treatments for ARDS, it is an area of high unmet clinical need. Due to the high treatment costs of ARDS, a successful cell therapy could be expected to generate significant savings for the healthcare system by reducing the number of days on a ventilator and in the ICU and importantly, could reduce mortality and improve quality of life for those suffering from the condition. Our exploratory study results provide further confirmation that the MultiStem treatment was well-tolerated, and lower mortality and a greater number of ventilator-free and ICU-free days were observed in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes observed were also higher in the MultiStem group compared to placebo through one year. Our clinical program evaluating MultiStem cell therapy for the treatment of ARDS received Fast Track designation from the FDA in May 2019 and the RMAT designation in September 2020.
Further, in August 2021, Healios reported top-line data from its ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS.
In April 2022, Healios announced that, while the PMDA did not disagree with the efficacy and safety conclusions of the ONE-BRIDGE study, the PMDA advised Healios that additional supporting data is necessary for application for approval of MultiStem treatment for the ARDS indication in Japan. As a result of the guidance from the PMDA, Healios disclosed that it will continue discussions with the PMDA.
In 2020, in response to the COVID-19 pandemic, the FDA authorized the initiation of our MACOVIA study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS induced by COVID-19. The MACOVIA study featured an open-label lead-in followed by a double-blinded, randomized, placebo-controlled Phase 2 and 3 portions, and the study was designed to enroll up to approximately 400 patients. During 2021, we amended the protocol with the FDA to adjust the scope of the MACOVIA study to include subjects with ARDS from causes other than COVID-19. In January 2022, we received approval from the FDA to use MultiStem product manufactured with our bioreactor-based technology in the study, an important development milestone. We made the decision to suspend the MACOVIA study in June 2022. This decision was made due to lack of government funding that was initially expected to support the trial and was never received. We now have data evaluating two different dosing levels of MultiStem. Analysis of this data will help inform the design of the next phase of the trial once we are ready to start a new trial, if we receive additional financing or establish a partnership to move forward. We recently engaged with the Biomedical Advanced Research and Development Authority, or BARDA, through a Request for Information process to explore the use of MultiStem for ARDS and other COVID co-morbidities. We intend to take the next step with BARDA and participate in a Request for Proposal process. We have a few hundred clinical doses of MultiStem that were produced from the suspended MACOVIA study. We have valuable data from MUST-ARDS and from Healios’s ONE-BRIDGE trial that demonstrates MultiStem as a potential treatment option for ARDS. To our knowledge, MultiStem is the only therapy that has also received Fast Track designation from the FDA supporting ARDS and, in 2020, BARDA designated MultiStem “Highly Relevant” as a potential therapy for COVID-19.
Under our collaboration with Healios to develop and commercialize MultiStem for the treatment of certain indications in Japan, Healios has a license to our technology and is responsible for the development and commercialization of MultiStem for certain indications in Japan on an exclusive basis. Healios’ license includes MultiStem cell therapy for ischemic stroke and ARDS in Japan and the use of our technology for Healios’ organ bud program targeted to liver disease and other indications, as well as certain other rights, including a license for the use of our MultiStem product to treat certain ophthalmological indications and a license to treat diseases of the liver, kidney, pancreas and intestinal tissue through administration of our products in combination with cells derived from induced pluripotent stem cells, or iPSC-derived cells. We have provided manufacturing services and supplied Healios with clinical product for the licensed indications. Additionally, to assist Healios with the advancement of its ischemic stroke and ARDS programs in Japan, we have granted to Healios, subject to the terms of the licensing agreement, a non-exclusive license to make and have made MultiStem for the treatment of ischemic stroke and ARDS solely for use in Japan.
In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries, entitled, “MultiStem Administration for Trauma Related Inflammation and Complications”, or MATRICS-1 and the subsequent complications that result following severe trauma, and patient enrollment commenced in December 2020. This first-ever study of a cell therapy for treatment for a variety of traumatic injuries is being conducted by The University of Texas Health Science Center at Houston, or UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. We will need to resolve our outstanding liabilities with our primary contract manufacturing organization to receive sufficient clinical product to complete enrollment in this study.
Starting in June 2022, Athersys began conducting a comprehensive restructuring that significantly reduced costs and focused resources on development of MASTERS-2. Our restructuring plan included engaging a third party to identify areas of cost reduction, resulting in reduced expenses from approximately $7 million a month down to $3 million a month and decreasing, including reducing our workforce by 70%. As part of the restructuring, we suspended development of commercial manufacturing with our primary contract manufacturing organization until we have a partner or sufficient financing. In parallel, we transferred manufacturing rights to Healios to enable Healios to independently produce clinical and commercial product for the Japanese market. The restructuring also resulted in the closing of Athersys’ ReGenesys facility in Belgium at the end of 2022. We are still actively exploring potential business development partners for the animal health program.
Our development approach has historically involved establishing collaborative relationships with leading research and clinical centers in the United States and internationally. This has enabled us to advance multiple pre-clinical programs in areas of defined unmet medical need in a resource efficient manner. Furthermore, by emphasizing the potential application of our technologies in areas of significant clinical need, we believe we are well positioned to utilize recent regulatory programs that are designed to promote the rapid and cost-effective development of innovative new therapies. These include programs in the United States and Europe being implemented by the FDA and the EMA involving existing designation pathways and potentially broadened application of accelerated review and approval pathways, as well as the accelerated Regenerative Medicine regulatory framework in Japan that is designed to enable rapid conditional authorization of qualified regenerative medicine therapies. We believe such initiatives could accelerate the development and commercialization of products like MultiStem cell therapy, if clinical results demonstrate appropriate safety and therapeutic effectiveness. Japan’s regenerative medicine regulatory framework, enacted in 2014, has already resulted in the commercial approval of several cell therapy products developed by other companies that we are aware of, along with coverage and reimbursement of those products, and we and Healios intend to utilize this framework.
In August 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which better aligns the collaboration structure for potential commercial success in Japan. The Framework Agreement provides Healios, among other things, access to our manufacturing technology to enable Healios to manufacture MultiStem products using a qualified manufacturer, clarifies our role in providing support services to Healios necessary for regulatory approval, manufacturing readiness and commercial launch in Japan, provides for the deferral of certain milestones and royalties to enable Healios to invest in certain manufacturing activities, and expands Healios’ license in Japan to include two new unspecified additional indications under certain conditions. To increase alignment between the companies and create incentives for accelerated execution and investment, the agreement provides for up to $8.0 million in new milestone payments available to us that are tied to certain Japanese commercial manufacturing activities and the establishment of large-scale manufacturing relevant to Japan, and warrants issued to Healios to purchase up to a total of 400,000 shares of our common stock, which we refer to as the 2021 Warrants. One of the 2021 Warrants is for the purchase of up to 120,000 shares at an exercise price of $45.00 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ARDS. The other 2021 Warrant is for the purchase of up to 280,000 shares at an exercise price of $60.00 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke. The 2021 Warrants may be terminated by us under certain conditions and have an exercise cap triggered at Healios’ ownership of 19.9% of our common stock.

Business Strategy
Our principal business objective is to discover, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and where we believe there is a substantial commercial opportunity. The key elements of our strategy are outlined below:
•Advance our Lead Programs through Clinical Developments to Registration and Commercialization. We are focused on the design and execution of clinical studies, e.g., ischemic stroke and trauma, intended to enable product registration in major markets. We are also engaged in activities intended to enable effective commercialization, e.g., preparation for scaled commercial manufacturing, product branding, product reimbursement and marketing strategies. We may partner with other companies to complete such development and preparation activities, and to market the product upon regulatory approval.
•Efficiently Conduct Clinical Development to Establish Clinical Proof-of-Concept and Biological Activity for Other Applications of our Product Candidates. We conduct our clinical studies with the intent to establish safety and efficacy proof-of-concept and/or evidence of biological activity in a number of important disease areas where our cell therapies are expected to have benefit. Our strategy is to conduct well-designed studies beginning early in the clinical development process, thus establishing a robust foundation for later-stage development, partnering activity and expansion into complementary areas. We are committed to a rigorous clinical and regulatory approach, which we believe has helped us to advance our programs efficiently, providing high quality, transparent communications and regulatory submissions
•Enter into Arrangements with Business Partners to Accelerate Development and Create Value. In addition to our internal development efforts, an important part of our strategy is to work with collaborators and partners to accelerate product development, reduce our development costs and broaden our commercial access. We anticipate that this strategy will help us to develop a portfolio of high-quality product development opportunities, enhance our clinical development and commercialization capabilities and increase our ability to generate value from our proprietary technologies. Historically, we have entered into licensing arrangements with companies such as Healios, Chugai Pharmaceutical Co., Ltd., Pfizer Inc., Bristol-Myers Squibb Company, Johnson & Johnson, Wyeth Pharmaceuticals Inc. (now part of Pfizer), RTI Surgical, Inc. and others.
•Efficiently Explore New High Potential Therapeutic Applications, Leveraging Third-Party Research Collaborations and our Results from Related Areas. Our MultiStem cell therapy has shown promise in many disease areas, including in treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions, cardiovascular disease, and other conditions where the current standard of care is limited or inadequate for many patients. We have explored potential clinical indications where our therapies may achieve best-in-class profile and where we believe we can effectively address significant unmet medical needs. In order to achieve this goal, we leveraged collaborative research relationships with investigators from many leading research and clinical institutions across the United States and Europe, including the Cleveland Clinic, Case Western Reserve University, the University of Minnesota, the Medical College of Georgia at Augusta University, the University of Oregon Health Sciences Center, the University of Pittsburgh Medical Center, the Katholieke Universiteit Leuven, and the University of Regensburg, among other institutions, with current research ongoing at UTHealth, Maastricht University, the University of Birmingham, and Newcastle University. Through this network of collaborations, we have evaluated MultiStem cell therapy in a range of preclinical models that reflect various types of human disease or injury and have advanced several indications to a state of Investigational New Drug Application, or IND, readiness, which could be quickly advanced upon via a future partnership or internally if the Company elects to move them into the clinical stage.
•Continue to Expand our Intellectual Property Portfolio. We have a broad intellectual property estate that covers our proprietary products and technologies, as well as methods of production and methods of use. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts through collaborative research activities with others, which aim to develop new technologies, applications and intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including MultiStem cell therapy as well as methods of production and method of use and other opportunities. We currently have approximately 390 patents related to our technologies, providing protection in the United States, Europe, Japan and other areas.
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
•     Ischemic Stroke: We are conducting a pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2. Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial designed to enroll 300 patients in the United States, and certain other international locations, who have suffered moderate to moderate-severe ischemic stroke. The enrolled subjects are receiving either a single intravenous dose of MultiStem cell therapy or placebo, administered within 18-36 hours of the occurrence of the stroke, in addition to the standard of care. The primary endpoint will evaluate disability using modified Rankin Scale, or mRS, scores at three months, comparing the distribution, or the “shift,” between the MultiStem treatment and placebo groups. The mRS shift analyzes patient improvement across the full disability spectrum, enabling recognition of improvements in disability and differences in mortality and other serious outcomes among strokes of different severities. The study will also assess Excellent Outcome (the achievement of mRS ≤1, NIHSS ≤1, and Barthel Index ≥95) at three months and one year as key secondary endpoints. Additionally, the study will consider other measures of functional recovery, biomarker data and clinical outcomes, including hospitalization, mortality and life-threatening adverse events, and post-stroke complications such as infection. As of January 2023, we were more than 50% enrolled in the trial with the highest quarterly enrollment rates that we have experienced during the trial. We plan to provide an updated trial completion estimate in mid-2023.
The MASTERS-2 study has received several regulatory distinctions including SPA, Fast Track and RMAT designations from the FDA, as well as a Final Scientific Advice positive opinion and ATMP Certificate for Quality data from the EMA, each described further below. We believe these designations could accelerate the development, regulatory review and subsequent commercialization of products like MultiStem cell therapy for ischemic stroke, if future clinical evaluation demonstrates appropriate safety and therapeutic effectiveness.
In addition, Healios our collaborator in Japan, conducted a clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke. In May 2022, Healios reported topline results for the TREASURE study. While the TREASURE trial did not reach statistical significance on its primary endpoint, Excellent Outcome at 90 days, it did demonstrate improvement in pre-specified measures of functional “independence” and good outcomes, such as mRS < 2, Barthel Index > 95 and Global Recovery.
The proposed adjustments to our MASTERS-2 trial, based on out Type B meeting with the FDA, will impact the timing of enrollment completion. In addition, given our liquidity issues, we have postponed initiating new clinical sites. To complete enrollment of our MASTERS-2 trial, we are dependent on our primary contract manufacturer to release clinical product, which is currently on hold because of our past due invoices owed to it. We are currently in discussions with our primary contract manufacturer regarding outstanding liabilities as well as the supply of sufficient clinical product to complete the MASTERS-2 study. Additionally, any adjustments to our MASTERS-2 trial will impact the timing of enrollment completion. Due to these uncertainties, at this time, we are unable to predict when we will complete enrollment in our MASTERS-2 study, if at all. We will need to raise additional funding in order to complete our MASTERS-2 trial.
•     ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from ARDS, which is referred to as the MUST-ARDS study. The study results demonstrated a predictable and favorable tolerability profile. Importantly, there were lower mortality and greater ventilator-free days, or VFD, and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2019, the MultiStem cell therapy received Fast Track designation for the treatment of ARDS, and in September 2020, RMAT designation was received for the same program. In April 2020, in response to the COVID-19 pandemic, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS, or the MACOVIA study. The MACOVIA study features an open-label lead-in dose escalation portion of the study, followed by double-blinded, randomized, placebo-controlled study cohorts, and the study is designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. During 2021, we amended the protocol with the FDA to adjust the scope of the MACOVIA study to include subjects with ARDS induced by pathogens other than COVID-19. We received approval from the FDA to use MultiStem product manufactured with our bioreactor-based technology in the study, an important product development milestone. We have suspended initiating new sites and enrolling patients in the Phase 2 part of the MACOVIA trial prior to enrolling patients using our bioreactor-based technology. We now have data evaluating two different dosing levels of MultiStem. Analysis of this data will help inform the design of the next phase of the trial once we are ready to restart utilizing bioreactor manufactured MultiStem product. However, we are currently focusing resources on our MASTERS-2 study. Until we receive additional financing or establish a partnership to move forward with the next phase of the study, the MACOVIA trial has been suspended.
Further, in 2019, Healios initiated the ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in VFD, survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD. In April 2022, Healios announced that, while the PMDA did not disagree with the efficacy and safety conclusions of the ONE-BRIDGE study, the PMDA advised Healios that additional supporting data is necessary for application for approval of MultiStem treatment for the ARDS indication in Japan. As a result of the guidance from the PMDA, Healios disclosed that it will continue discussions with PMDA.
•     Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe traumatic injury, and patient enrollment commenced in December 2020. This first-ever study of a cell therapy for the treatment of a wide range of traumatic injuries is being conducted by UTHealth at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. The study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. The study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial estimated to enroll approximately 150 severely injured trauma patients within hours of hospitalization who have survived initial treatment and are admitted to the ICU. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. We will need to resolve our outstanding liabilities with our primary contract manufacturing organization to receive sufficient clinical product to complete enrollment in this study.
Although some of our collaborators continue to engage in preclinical development and evaluation of MultiStem cell therapy in other indications for human health, we have suspended all of our own internal research efforts at this time to conserve cash and decrease expenses.
In connection with our restructuring plan, in the second quarter of 2022, we paused work performed at our Belgian subsidiary, ReGenesys, which was evaluating our cell therapy for use in treating disease and conditions in the animal health segment. While we are continuing to explore opportunities to out-license this program, we wound down the ReGenesys operations, by the end of 2022.
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
MultiStem cell therapy is a patented biologic product that is manufactured from human stem cells obtained from adult bone marrow, although these cells may alternatively be obtained from other tissue sources. The product consists of a special class of human stem cells that have the ability to express a range of therapeutically relevant proteins and other factors, as well as from multiple cell types. Factors expressed by the cells have the potential to deliver a therapeutic benefit in several ways, such as the reduction of inflammation, regulation of immune system function, protection of damaged or injured tissue, the formation of new blood vessels in regions of ischemic injury and augmentation of tissue repair and healing in other ways. Stability studies have demonstrated that these cells may be stored for an extended period of time in frozen form and are straightforward to prepare and administer, resulting in an “off-the-shelf” profile. Following administration, the cells have been shown to express multiple therapeutically relevant proteins, but unlike a traditional transplant, are subsequently cleared from the body over time, analogous to a drug or other biologics.

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
Health care represents a significant part of the global economy. In the United States, in 2021, health care spending reached $4.3 trillion, or $12,900 per person, and as a share of gross domestic product, health spending accounted for approximately 18.3%, according to the National Health Expenditure Accounts. The United States, along with many other nations, is experiencing an unprecedented demographic shift that is resulting in a significantly expanded population of older individuals. According to United States Census Bureau 2017 National Population Projections, 2035 will be a turning point for demographics in the United States, particularly for the elderly population. By the year 2035, people ages 65 and older are projected to outnumber children for the first time in United States history. By 2035, there will be 78.0 million people 65 years and older compared to 76.7 million under the age of 18 in the United States. The aging of the population will create enormous financial and operational pressure on the healthcare system in the United States and other countries around the world, resulting in significant clinical challenges, but also resulting in substantial commercial opportunities.
The Centers for Disease Control and Prevention, or CDC, reports that older adults are more likely to experience multiple chronic diseases such as coronary heart disease, stroke, diabetes, cancer, arthritis and kidney disease. As a consequence, as people age they spend far more on healthcare. Additionally, according to the CDC, in the United States, 90% of the $4.1 trillion in annual health care expenditures are for people with chronic and mental health conditions.
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

Neurological Injury and Disease — MultiStem for Ischemic Stroke
The primary focus of our regenerative medicine program is MultiStem administration for the treatment of neurological injury as a result of acute or chronic conditions. Neurological injury and disease represent an area of significant unmet medical need, a major burden on the healthcare system, and also represents a substantial commercial opportunity.
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
Our initial clinical focus in the neurological area involves evaluating MultiStem administration to treat ischemic stroke. According to the CDC, every year, more than 795,000 people in the United States have a stroke and approximately 610,000 of these are first or new strokes. Stroke is a leading cause of serious long-term disability. The vast majority of these (approximately 87%) are ischemic strokes, that are caused by a blockage of blood flow in the brain, that cuts off the supply of oxygen and nutrients, and can result in tissue loss and neurological damage, as well as long-term or permanent disability. Strokes can happen at any age but the risk of a stroke does increase with age.
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
We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in VFDs, survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD. In April 2022, Healios announced that, while the PMDA did not disagree with the efficacy and safety conclusions of the ONE-BRIDGE study, the PMDA advised Healios that additional supporting data is necessary for application for approval of MultiStem treatment for the ARDS indication in Japan. As a result of the guidance from the PMDA, Healios disclosed that it will continue discussions with the PMDA.
Our research and others’ research suggest that the activation of an acute hyperinflammatory response involving the peripheral immune system is a conserved biological response that occurs across multiple forms of trauma. For example, a common complication among trauma victims is Systemic Inflammatory Response Syndrome, which can contribute to or play a causative role in impaired organ system function, organ failure, or even multi-organ failure. We believe MultiStem can help address this systemic inflammatory response and its complications, and promote better recovery following trauma. In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. This first-ever study of a cell therapy for treatment for a variety of traumatic injuries is being conducted by UTHealth at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. The study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial estimated to enroll approximately 150 severely injured trauma patients within hours of hospitalization who have survived initial treatment and are admitted to the ICU. We are providing the investigational clinical product for the trial, as well as regulatory and operational support. We will need to resolve our outstanding liabilities with our primary contract manufacturing organization to receive sufficient clinical product to complete enrollment in this study.
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
In 2016, we entered into a license agreement, or First License Agreement, with Healios to develop and commercialize MultiStem cell therapy for ischemic stroke in Japan and to provide Healios with access to our proprietary Multipotent Adult Progenitor Cell, or MAPC, technology for use in Healios’ organ bud program worldwide, initially for transplantation to treat liver disease or dysfunction. Under the First License Agreement, Healios also obtained a right to expand the scope of the collaboration, and Healios exercised this right in 2018 when we entered into the Collaboration Expansion Agreement, or CEA. Through the CEA, Healios (i) expanded its First License Agreement to include ARDS in Japan and expanded the organ bud license to include additional transplantation indications covered under Healios organ bud technology; (ii) obtained a worldwide exclusive license, or the Ophthalmology License Agreement, for use of MultiStem product to treat certain ophthalmological indications; (iii) obtained an exclusive license in Japan, or the Combination Product License Agreement, for use of the MultiStem product to treat diseases of the liver, kidney, pancreas and intestinal tissue through local administration of MultiStem cell therapy in combination with iPSC-derived cells; (iv) obtained an exclusive, time-limited right of first negotiation, or ROFN Period, to enter into an option for a license to develop and commercialize certain MultiStem treatments in China, which expired in June 2019; and (v) certain other rights, including an option for an additional non-therapeutic technology license, which also expired. For all indications, Healios is responsible for the costs of clinical development in its licensed territories, and we provide clinical doses to Healios, with an agreed-upon reimbursement for the cost of supply.
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
In 2018, Healios purchased 480,000 shares of our common stock and the 2018 Warrant to purchase up to 800,000 additional shares of common stock for $21.1 million, or approximately $44.00 per share. Based upon the expiration of the ROFN Period at June 30, 2019, the 2018 Warrant was no longer exercisable for up to 640,000 warrant shares. In March 2020, Healios exercised the remaining warrant shares, and we issued 160,000 shares of our common stock at an exercise price equal to the reference price of $44.00 as defined in the 2018 Warrant. Proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the 2018 Warrant. In connection with the Framework Agreement, we issued two warrants, or the 2021 Warrants, to Healios to purchase up to a total of 400,000 shares of our common stock. One of the 2021 Warrants is for the purchase of up to 120,000 shares at an exercise price of $45.00 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ARDS. The other 2021 Warrant is for the purchase of up to 280,000 shares at an exercise price of $60.00 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke.
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
For each of the ischemic stroke indication and the ARDS indication, we may receive aggregate success-based regulatory filing and approval milestones up to $50.0 million and potential sales milestones up to $175.0 million, amounting to $225.0 million for each indication (or $450.0 million in aggregate), subject to potential milestone credits. On August 5, 2021, we entered into the Framework Agreement with Healios that provides for resolution of certain issues under the existing agreements between the parties and improves the collaboration structure to set the stage for productive efforts as Healios moves closer to potential commercialization of MultiStem in Japan. The Framework Agreement provides for the deferral of certain of the milestones payments during the expensive commercial launch period. For each of the ischemic stroke indication and the ARDS indication, we are entitled to receive tiered royalties on product sales, starting in the low double digits and increasing incrementally into the high teens or potentially higher depending on net sales levels and other factors. The Framework Agreement also provides for the deferral of certain of the tiered royalty payments. Under the Framework Agreement, the Company was entitled to payments for reimbursable services of which $0.7 million are included in accounts receivable from Healios at December 31, 2022. In addition, under the Framework Agreement, the Company was entitled to a $3.0 million milestone payment from Healios and was obligated to pay Healios $1.1 million by December 31, 2022. In September 2022, we received $1.9 million from Healios, which represents the milestone payment net of amounts owed to Healios. Additionally, to assist Healios with the advancement of its ischemic stroke and ARDS programs in Japan, in September 2022, we granted to Healios, subject to the terms of the licensing agreement, a non-exclusive license to make and have made MultiStem for the treatment of ischemic stroke and ARDS worldwide solely for import into Japan for use in Japan.
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
Manufacturing
We work with third parties to manufacture our MultiStem product candidates in accordance with current good manufacturing practices, or cGMP. Until such time that we develop internal cGMP manufacturing capabilities, we will rely on such third-party manufacturers to make our MultiStem product for clinical trials and eventual commercial sales. These third parties may not deliver sufficient quantities of our MultiStem product, manufacture MultiStem product in accordance with specifications, or maintain compliance with applicable government regulations. From time to time, such third-party manufacturers, or their material suppliers, may be subject to inspection by the FDA or other regulators, which under certain circumstances could result in production stoppages and interruptions in supply, affecting the initiation, execution and timing of completion of clinical trials and commercial activities. Furthermore, material supply constraints could result in production delays. We attempt to mitigate risk to our product supply by careful planning of our production and raw material requirements with sufficient lead times for ramp-up by third-party manufacturers. Additionally, we work with and qualify other third-party manufacturers to provide alternate manufacturing capacity, if needed, due to delays or interruptions in supply. However such alternative manufacturers may be subject to similar constraints or issues.
We invested in process development initiatives to increase manufacturing scale, reduce production costs, and enhance process controls and product quality. These initiatives were conducted both internally and outsourced to select contractors. The related investments were meant to enable us to meet potential commercial demand in the event of regulatory approval. In our restructuring activities, we paused work on process development and technology transfer due to lack of resources. We have developed a bioreactor-based, or 3D, manufacturing platform for such commercialization and have released clinical product to be used in our current and future Phase 2 trials. In our clinical studies, we continue to use cell factory-based, or 2D, material. In January 2022, we received FDA approval for use of our bioreactor manufactured 3D product for Phase 2 clinical trials. We use this 3D product in our Trauma trial in the United States. As we continue to prepare for commercialization, we believe that the 2D approach for production is not ideal for serving large markets or treatments that require large number of doses. This is due to the limited potential for scale-up and relatively high costs of the cell factory-based 2D manufacturing process. A full transition to bioreactor-based 3D material for the commercial setting will require a demonstration of comparability, which could include the requirement for analytical and in vitro data, some non-clinical studies and possibly data from additional clinical studies. In January 2021, we entered into a lease for a building that could potentially be developed into a state-of-the-art, commercial-scale manufacturing facility for our cell therapy product. During our restructuring, we paused further manufacturing activities until we develop a business partnership or raise additional capital to fund the investment. We are also actively seeking to exit the lease on the building.
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
Other public and private companies are or may be developing stem-related therapies, including SanBio, Vericel Corporation, Caladrius Biosciences, Inc., Johnson & Johnson, Cryo-Cell International, Inc., Brainstorm Cell Therapeutics, Inc., ReNeuron Group plc, Cynata Therapeutics Limited, and Pluristem Therapeutics, Inc. Given the magnitude of the potential opportunity for stem cell therapy, we expect competition in this area to intensify in the coming years. In addition, our other earlier-stage programs may face competition, including from larger pharmaceutical and biotechnology companies.
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
Intellectual Property
We rely on a combination of patent applications, patents, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, manufacturing or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors that we expect to work on our products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property, or which relate to our business. We currently have over 390 patents for our technologies.
We have a broad patent estate with claims directed to compositions, methods of production, and methods of use of certain non-embryonic stem cells and related technologies. We developed, acquired and exclusively licensed intellectual property covering our cell therapy product candidates and other applications in the field. Our broad intellectual property portfolio consists of over 390 issued patents and more than 136 global patent applications around our stem cell technology, MultiStem product and supporting technologies. The current intellectual property estate, which incorporates additional filings and may broaden over time, could provide coverage for our stem cell product candidates, manufacturing processes and methods of use through 2036 and beyond. Furthermore, an extended period of market exclusivity may apply for certain products (e.g., exclusivity periods for orphan drug designation or biologics).
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
Research and Development
Our research and development costs, which consist primarily of costs associated with clinical trials, preclinical research, product manufacturing and process development for manufacturing, salaries and related personnel costs, legal expenses resulting from intellectual property application and maintenance processes, and laboratory supply and reagent costs, were $65.0 million in 2022, $71.1 million in 2021 and $63.0 million in 2020. The decrease in research and development costs in 2022 related primarily to the restructuring plan underway and decreased manufacturing and process development activities.
Government Regulation
Our research and development activities, and any products we may develop, are subject to stringent government regulation in the United States by the FDA and, in many instances, by corresponding foreign and state regulatory agencies. The EU has vested centralized authority in the EMA and Committee for Medicinal Products for Human Use, or CHMP, to standardize review and approval across EU member nations. In Japan, PDMA, a division of the Ministry of Health, Labour and Welfare, or MHLW, regulates the development and commercialization of medical therapies. Recently, Japan’s parliament enacted new legislation to promote the safe and accelerated development of treatments using stem cells. The new regenerative medicine law and revised pharmaceutical affairs law define products containing stem cells as regenerative medicine products and allow for the conditional approval of such products if safety has been confirmed in clinical trials, even if their efficacy has not been fully demonstrated. The legislation creates a new, faster pathway for cell therapy product approval, and offers the potential to enable more rapid entry in the Japanese market. The MHLW has been directed to develop and adopt new rules and procedures to implement this legislation.
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
In addition to obtaining FDA approval for each product being sold in the United States, each drug manufacturing facility must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state, and local agencies, and must comply with cGMP requirements. We do not currently have any cGMP manufacturing capabilities and rely on contract manufacturers to produce material for any clinical trials that we conduct.
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
Human Capital Resources
In June 2022, we announced a restructuring of our organization, including an approximate 70% reduction in the workforce. As of December 31, 2022, we employed 24 full-time employees, including five with Ph.D. degrees. Our workforce is approximately 58% diverse by race, ethnicity or gender. We continue to offer a total reward program which consists of base salary, incentive cash bonus potential, a comprehensive health benefit package, paid time off, 401(k) retirement plan participation and equity compensation for all full-time employees. We also utilize the service and support of outside consultants and advisors. We sustain our cultural engagement and performance by actively seeking and responding to employee feedback, measuring performance, recognizing employee achievements, and identifying areas of development and professional growth. None of our employees are represented by a union.
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

ITEM 1A.    RISK FACTORS
The statements in this section, as well as statements described elsewhere in this Annual Report, or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition, and results of operations, which could also cause the trading price of our equity securities to decline. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated.
Risks Related to Our Business
There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to further delay, scale back or eliminate our product development activities or may be unable to continue our business.
The audited financial statements and accompanying notes presented in this Annual Report on Form 10-K include disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2022 and 2021 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
The development of our product candidates will require a commitment of substantial funds to conduct the research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $59.0 million in 2022, $76.2 million in 2021 and $61.8 million in 2020.
At December 31, 2022, we had $9.0 million of cash and cash equivalents. As of March 28, 2023, we had accounts payable of $27.7 million, of which approximately 80% is owed to our primary contract manufacturer, that is currently due and we only had cash and cash equivalents of $4.1 million. Accordingly, we will need substantially more funding to advance our product candidates through development and into commercialization, including to put in place manufacturing capacity to support such commercial activity. Our future capital requirements will depend on many factors, including:
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
•expenses related to complying with cGMP of therapeutic product candidates;
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
We are actively working with our primary contract manufacturer to reach an agreement to address the outstanding accounts payable and continue our partnership going forward. The terms of any such agreement may entail our issuance of a convertible promissory note in exchange for a substantial reduction in the outstanding accounts payable. However, there can be no assurance that we will be able to reach an agreement on terms acceptable to us or at all.
Importantly, we expect that the results of our MASTERS-2 clinical trial, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the nature of these results, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing.
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
As of March 28, 2023, we had accounts payable of $27.7 million that is currently due and we only had cash and cash equivalents of $4.1 million. To conserve cash, we have been delaying payments to most of our suppliers and service providers, including our primary contract manufacturer. In the near term, we will need to obtain significant capital funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations. However, there can be no assurance that we will be able to obtain adequate funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval efforts, which could adversely affect our business prospects, and we may be unable to continue operations.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, products or product candidates or to grant licenses on terms that may not be favorable to us.
Adequate additional financing may not be available to us on acceptable terms, or at all. There can be no assurance that we will be able to license-out our MultiStem product candidate on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We could be forced to discontinue the development of our MultiStem product candidate and seek collaborators on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to MultiStem. If we are unable to obtain adequate financing, we would likely have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind-down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have incurred losses since inception, and we expect to incur significant net losses in the foreseeable future and may never become profitable.
Since our inception in 1995, we incurred significant losses and negative cash flows from operations. We incurred net losses of $72.5 million in 2022, $87.0 million in 2021 and $78.8 million in 2020. As of December 31, 2022, we had an accumulated deficit of $655.9 million, and we will not commence sales of our clinical product candidates until they receive regulatory approval for commercialization. We expect to spend significant resources over the next several years to continue our research and product development programs, including clinical trials of our product candidates and to prepare for possible regulatory approval and commercial activities. We expect to continue to incur substantial losses through at least the next several years and may incur losses in subsequent periods, and our ability to commercialize our product candidates is uncertain. To date, substantially all of our revenue has been derived from corporate collaborations, license agreements and government grants. In order to achieve profitability, we must develop products and technologies that can be commercialized by us or through our existing or future collaborations. Our ability to generate revenues and become profitable will depend on our ability, alone or with potential collaborators, to timely, efficiently and successfully complete the development of our product candidates. We have never earned revenue from selling a product and we may never do so, as none of our product candidates have been approved for sale, since they are currently being tested in human studies. We cannot assure you that we will ever earn sales revenue or that we will ever become profitable. If we sustain losses over an extended period, we may be unable to continue our business.
We are heavily dependent on the successful development and commercialization of MultiStem products, and if we encounter delays or difficulties in the development of these product candidates, our business could be harmed.
Our success is heavily dependent upon the successful development of MultiStem products for certain diseases and conditions involving acute or ischemic injury. Our business could be materially harmed if we encounter difficulties in the development of this product candidate, such as:
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
In June 2022, we implemented a restructuring of our organization, including an approximate 70% reduction in headcount. As part of the restructuring plan, we also announced changes to our executive team. William (B.J.) Lehmann, former President and Chief Operating Officer, left the Company on May 31, 2022. John Harrington, former Executive Vice President and Chief Scientific Officer, and Ivor Macleod, former Chief Financial Officer, left the Company on June 30, 2022. The restructuring resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. We will need to continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to retain qualified personnel. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, reductions in the size of our organization may result in employees who were not affected by the reductions in headcount seeking alternate employment, which would result in us seeking contract support. In addition, we may not achieve anticipated benefits from our reductions in the size of our organization. Due to our limited resources, we may not be able to effectively manage our operations or retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.
If we are unable to attract and retain key personnel and advisors, it may adversely affect our ability to obtain financing, pursue collaborations or develop our product candidates.
We are highly dependent on our senior executives, such as Daniel Camardo, MBA, Chief Executive Officer, Maia Hansen, Chief Operating Officer and Kasey Rosado, Interim Chief Financial Officer, as well as other personnel.
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
At various times, we have experienced periods of rapid growth in our employee numbers as a result of a dramatic increase in activity in technology programs, genomics programs, collaborative research programs, discovery programs, clinical trials and scope of operations. At other times, and most recently, we had to reduce staff in order to bring our expenses in line with our financial resources. Our success will also depend on the ability of our officers and key employees to continue to improve our operational capabilities and our management information and financial control systems, and to expand, train and manage our work force.
Risks related to the current COVID-19 pandemic and other health epidemics and outbreaks could adversely affect our business.
The global outbreak of COVID-19 had a significant impact on countries, communities, supply chains and markets. While the impact of the pandemic is currently minimal, the pandemic did have an adverse effect on two aspects of our core business operations. It impacted operations at several clinical sites involved in our ongoing clinical studies and affected our ability to enroll patients in our clinical trials. it also created disruptions to aspects of our supply chain and our ability to work in person with certain suppliers, which slowed production and release of some batches of clinical product for use in our trials. It is possible that the COVID-19 pandemic or future pandemics could continue to impact the timing and enrollment of our planned and ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved.

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
Currently, we have a material collaboration and licensing arrangement is with Healios, also a significant holder of our outstanding shares of common stock, to develop and commercialize MultiStem cell therapy for the treatment of ischemic stroke and ARDS in Japan, among other things, and we also have license agreements with third parties pursuant to which we in-license certain aspects of our technologies. These arrangements may not have specific termination dates; rather, each arrangement terminates upon the occurrence of certain events.
Healios has alleged that we are in material breach of our comprehensive framework agreement for commercial manufacturing and ongoing support for, among other things, not meeting our supply obligations and cooperation and assistance obligations. We strongly disagree with Healios’ allegations and will continue to work with Healios to try to resolve this dispute. However, there can be no assurance that we will be able to resolve this dispute without legal proceedings, which could divert management’s attention, be costly and result in damages and/or costly injunctive or other remedies.
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
Our current business strategy relies on third parties to manufacture our MultiStem product candidates in accordance with cGMP established by the FDA or similar regulations in other countries. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured MultiStem ourselves. Although we are primarily responsible for regulatory compliance with respect to the manufacture of MultiStem product, we rely on third parties to manufacture the product as cost effectively as possible and to ensure product quality. Additionally, the production of our MultiStem product requires the availability of raw materials that are sourced through a limited number of suppliers. The failure of third-party manufacturers or suppliers to perform adequately or the termination of our arrangements with any of them may adversely affect our business.
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
We are subject to significant competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government or other publicly funded agencies that are pursuing or may pursue the development of therapeutic products and technologies that are substantially similar to our proposed therapeutic products and technologies, or that otherwise address the indications we are pursuing. Our most significant competitors are major pharmaceutical companies such as Johnson & Johnson, and certain other smaller companies, including SanBio, Caladrius Biosciences, Inc., Cryo-Cell International, Vericel Corporation, Pluristem, Brainstorm Cell Therapeutics Inc., ReNeuron Group PLC, Cynata, and Mesoblast Limited. Most of our current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.
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
On October 14, 2022, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC that we are not in compliance with the requirement to maintain a minimum market value of listed securities of $35 million, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”) because the market value of the common stock was below $35 million for 30 consecutive business days. The Notice does not impact the listing of the common stock on The Nasdaq Capital Market at this time.
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

•developments in our clinical trials, particularly our MASTERS-2 trial;
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
The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like Athersys in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on July 26, 2022 and July 28, 2022, the closing price of our common stock on The Nasdaq Capital Market was $4.25 and $8.25, respectively, and daily trading volume on these days was approximately 0.2 million and 10.7 million shares, respectively.
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
As part of its risk oversight, our Audit Committee is responsible for monitoring risks related to information security and technology, including cybersecurity. The Audit Committee receives annual reports from the Company’s Vice President, Head of Information Technology & Communications, on the Company’s cybersecurity risk profile and cybersecurity program.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards or other tax attributes, which could harm our profitability.
At December 31, 2022, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $263.5 million and $24.4 million, respectively. Included in our federal net operating loss as of December 31, 2022 are federal net operating loss carryforwards generated after 2017 of $248.2 million that have an indefinite life, but with usage limited to 80% of taxable income in any given year. The remaining federal net operating losses and tax credits will expire at various dates between 2032 and 2041. We also had foreign net operating loss carryforwards of approximately $33.4 million. Such foreign net operating loss carryforwards do not expire. We also had state and city net operating loss carryforwards aggregating approximately $140.3 million. Such state and city net operating loss carryforwards may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2022 and 2042. Certain state net operating losses do not expire.
Our ability to utilize our U.S. federal net operating loss and tax credit carryforwards generated prior to October 2012, or the Section 382 Limited Attributes, is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as a result of our equity offering that occurred in October 2012. Similar limitations may apply for state and local tax purposes. We generated U.S. federal net operating loss carryforwards of $348.1 million, research and development tax credits of $24.4 million, and state and local net operating loss carryforwards of $140.3 million since 2012 through December 31, 2022.
Our ability to utilize tax attributes, including those that are not part of the Section 382 Limited Attributes, may also be limited if we experience an “ownership change,” for purposes of Section 382 of the Code. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Sales of our common stock to Healios, in combination with other issuances or sales of our common stock could cause an “ownership change.” If an “ownership change” occurs, Section 382 of the Code would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could harm our profitability. We will update our analysis under Section 382 of the Code prior to using our tax attributes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our principal offices are located at 3201 Carnegie Avenue in Cleveland, Ohio. We currently lease approximately 45,000 square feet of space for our corporate offices and laboratories, with state-of-the-art laboratory space. The lease began in 2000 and currently expires in March 2023, with an option for a one-year extension through March 31, 2024. Our rent is approximately $0.3 million per year and our rental rate has not changed since the lease inception in 2000. In January 2021, we entered into an agreement to lease approximately 214,000 square feet of space in Stow, Ohio to potentially support our future manufacturing needs. The lease term is approximately 10 years with the option to renew for five additional terms of five years each. The rent for the first year of the lease term was approximately $1.3 million and rent increases annually at 2% throughout the term of the lease. As of December 31, 2022, we have undertaken efforts to sublet our leased facility at Stow, Ohio. We have made no decision to exit the facility. We do not believe the right-of use asset related to the Stow lease is impaired.
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
Holders
As of March 14, 2023, there were approximately 414 holders of record of our common stock. Additionally, shares of common stock are held by financial institutions as nominees for beneficial owners that are deposited into participant accounts at the Depository Trust Company, which are held of record by Cede & Co. and are included in the holders of record as one stockholder.
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
Restructuring and Financial
In June 2022, we announced a restructuring of our organization, including an approximate 70% reduction in workforce. As part of the restructuring plan, we also announced changes to our executive team. William (B.J.) Lehmann, former President and Chief Operating Officer, left the Company on May 31, 2022. John Harrington, former Executive Vice President and Chief Scientific Officer, and Ivor Macleod, former Chief Financial Officer, left the Company on June 30, 2022.
In addition to the workforce reductions, in an effort to conserve cash and maintain adequate liquidity, we suspended operations in a number of areas including the reduction of our internal research function, plans for decommissioning certain equipment and suspending our manufacturing and process development efforts toward commercializing our MultiStem product candidate, if approved, as discussed below. We are currently unable to predict the duration of the suspension, and we plan to continue limited operations until we obtain additional funding. Our current development activities are limited to progressing our pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2 and supporting the Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma being conducted by UTHealth.
During the twelve months ended December 31, 2022, we incurred charges in connection with the restructuring of $2.8 million which consisted primarily of employee severance and benefit costs. In addition to the restructuring charges, we also recorded a $6.2 million impairment of certain property and equipment.
As of March 28, 2023, we had accounts payable of $27.7 million, of which approximately 80% is owed to our primary contract manufacturer, that is currently due and we only had cash and cash equivalents of $4.1 million. We are actively working with our primary contract manufacturer to reach an agreement to address the outstanding accounts payable and continue our partnership going forward. The terms of any such agreement may entail our issuance of a convertible promissory note in exchange for a substantial reduction in the outstanding accounts payable, although there can be no assurance that we will be able to reach an agreement on terms acceptable to us or at all. To conserve cash, we have been managing our disbursements and working with our suppliers and service providers to address the outstanding accounts payable. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
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

The MASTERS-2 study has received several regulatory designations and regulatory agreements including Special Protocol Assessment agreement, or SPA, Fast Track designation, Regenerative Medicine Advanced Therapy, or RMAT, designation and initial pediatric study plan, or iPSP agreement, from the U.S. Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion, Advanced Therapy Medicinal Product, or ATMP quality certification and pediatric investigation plan, or PIP, agreement from the European Medicines Agency, or EMA.
On March 21, 2023, we held a Type B meeting with the FDA to address proposed modifications to our primary and secondary endpoints for our MASTERS-2 clinical trial protocol. We proposed four modifications, all of which were accepted.
•Changed the timing of the primary endpoint assessed by shift analysis in modified Rankin Scale, or mRS, score to Day 365, from Day 90.
•Retained shift analysis in mRS score at Day 90 as a key secondary endpoint, along with other revised secondary endpoints.
•Removed eligibility caps on concomitant reperfusion therapy to ensure the final study population is reflective of the current standard of care in the population eligible for this therapy
•We may elect to have an independent statistician conduct an interim analysis to assess potential sample size adjustment.
The fact that we were previously granted RMAT, Fast Track Designation and SPA agreement for the use of MultiStem enabled sponsors to work closely with the FDA and receive guidance on expediting the advancement of the designation program. We believe the proposed changes allow us to thoroughly evaluate the mechanisms through which MutliStem treatment can provide benefit to patients suffering an acute ischemic stroke. We believe this outcome more accurately reflects our belief that MultiStem’s treatment effects extend beyond Day 90 and is better reflected with a Day 365 assessment of recovery.
In addition, HEALIOS K.K., or Healios, our collaborator in Japan, conducted a clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke. In May 2022, Healios reported topline results for the TREASURE study. While the TREASURE trial did not reach statistical significance on its primary endpoint, Excellent Outcome at 90 days, it did demonstrate improvement in pre-specified measures of functional “independence” and good outcomes, such as mRS < 2, Barthel Index > 95 and Global Recovery.
The proposed adjustments to our MASTERS-2 trial, based on our Type B meeting with the FDA, will impact the timing of enrollment completion. In addition, given our liquidity issues, we have postponed initiating new clinical sites. To complete enrollment of our MASTERS-2 trial, we are dependent on our primary contract manufacturer to release clinical product, which is currently on hold because of our outstanding liabilities. We are currently in discussions with our primary contract manufacturer regarding these outstanding liabilities as well as the supply of sufficient clinical product to complete the MASTERS-2 study. Due to these uncertainties, at this time, we are unable to predict when we will complete enrollment in our MASTERS-2 study, if at all. We will need to raise additional funding in order to complete our MASTERS-2 trial.
•ARDS: In January 2019 and January 2020, we announced summary results and one-year follow up results, respectively, from our exploratory clinical study of the intravenous administration of MultiStem cell therapy to treat patients who are suffering from acute respiratory distress syndrome, or ARDS, which is referred to as the MUST-ARDS study. The study results demonstrated a predictable and favorable tolerability profile. Importantly, there were lower mortality and greater ventilator-free days. or VFD, and ICU-free days in the MultiStem-treated patient group compared to the placebo group. Average quality-of-life outcomes were higher in the MultiStem group compared to placebo through one year. In April 2019, the MultiStem cell therapy received Fast Track designation for the treatment of ARDS, and in September 2020, RMAT designation was received for the same program. In April 2020, in response to the COVID-19 pandemic, the FDA authorized the initiation of a Phase 2/3 pivotal study to assess the safety and efficacy of MultiStem therapy in subjects with moderate to severe ARDS, or the MACOVIA study. The MACOVIA study features an open-label lead-in dose escalation portion of the study, followed by double-blinded, randomized, placebo-controlled study cohorts, and the study is designed to enroll up to approximately 400 patients at leading pulmonary critical care centers throughout the United States. During 2021, we amended the protocol with the FDA to adjust the scope of the MACOVIA study to include subjects with ARDS induced by pathogens other than COVID-19. We received approval from the FDA to use MultiStem product manufactured with our bioreactor-based technology in the study, an important product development milestone. We have suspended initiating new sites and enrolling patients in the Phase 2 part of the MACOVIA trial prior to enrolling patients using our bioreactor-based technology. We now have data evaluating two different dosing levels of MultiStem. Analysis of this data will help inform the design of the next phase of the trial once we are ready to restart utilizing bioreactor manufactured MultiStem product. However, we are currently focusing resources on our MASTERS-2 study. Until we receive additional financing or establish a partnership to move forward with the next phase of the study, the MACOVIA trial has been suspended.
Further, in 2019, Healios initiated the ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies, 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in VFD, survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD. In April 2022, Healios announced that, while the PMDA did not disagree with the efficacy and safety conclusions of the ONE-BRIDGE study, the PMDA advised Healios that additional supporting data is necessary for application for approval of MultiStem treatment for the ARDS indication in Japan. As a result of the guidance from the PMDA, Healios disclosed that it will continue discussions with PMDA.
•Trauma: In April 2020, the FDA authorized the initiation of a Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma. The trial is being conducted by UTHealth, at the Memorial Hermann-Texas Medical Center in Houston, Texas, one of the busiest Level 1 trauma centers in the United States. This study is being supported under a grant awarded to the McGovern Medical School at UTHealth from the Medical Technology Enterprise Consortium, and the Memorial Hermann Foundation is providing additional funding. We are providing the investigational clinical product manufactured with our bioreactor-based technology for the trial as well as regulatory and operational support. We will need to resolve our outstanding liabilities with our primary contract manufacturing organization to receive sufficient clinical product to complete enrollment in this study.
Although some of our collaborators continue to engage in preclinical development and evaluation of MultiStem cell therapy in other indications for human health, we have suspended all of our own internal research efforts at this time to conserve cash and decrease expenses.
In connection with our restructuring plan, in the second quarter of 2022, we paused work performed at our Belgian subsidiary, ReGenesys, which was evaluating our cell therapy for use in treating disease and conditions in the animal health segment. We are exploring opportunities to out-license this program. The restructuring also resulted in the closing of Athersys’ ReGenesys facility in Belgium at the end of 2022, although we are still actively exploring potential business development partners for the animal health program.
We have agreements with our primary contract manufacturing organization for the manufacture of our MultiStem product candidate to supply our planned and ongoing clinical trials. In June 2022, we suspended these agreements and are attempting to negotiate payment terms. There can be no guarantee, however, that we will be successful in such negotiations. Under the terms of these agreements, we currently owe this contract manufacturing organization approximately $21.7 million and have significant future financial commitments to support our bioreactor manufacturing initiatives. We also were engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls and product quality. These initiatives and the related investments were meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. We have also paused these initiatives as we work to obtain additional funding. In addition, as part of our restructuring plan, we have undertaken efforts to sublet our leased facility at Stow, Ohio that was intended to potentially support our future manufacturing needs. Unless we are successful in subletting our facility at Stow, we will be obligated to continue to pay our lease payments, which are approximately $1.3 million with 2.0% annual rent escalators, through June 2031.
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
In connection with an equity investment in us made by Healios in 2018, Healios had a warrant, or the 2018 Warrant, to purchase up to 160,000 shares of our common stock at an exercise price equal to a reference price, as defined, but no less than $44.00 per share. In March 2020, Healios exercised the 2018 Warrant in full at $44.00 per share and in April 2020 we received proceeds of approximately $7.0 million in accordance with the terms of the 2018 Warrant. In August 2021, we issued two warrants, or the 2021 Warrants, to Healios in connection with the Framework Agreement, to purchase up to a total of 400,000 shares of our common stock. One of the 2021 Warrants is for the purchase of up to 120,000 shares at an exercise price of $45.00 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ARDS. The other 2021 Warrant is for the purchase of up to 280,000 shares at an exercise price of $60.00 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke.
On August 15, 2022, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners, or A.G.P., pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P received a placement fee of approximately $0.8 million and approximately $0.1 million for the reimbursement of expenses.
On August 15, 2022, the Company entered into a securities purchase agreement, or the August Purchase Agreement, with an investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 1,200,000 shares of the Company’s common stock, (ii) pre-funded warrants, or the August Pre-Funded Warrants, exercisable for an aggregate of 720,000 shares of common stock and (iii) warrants, or the August Common Warrants, exercisable for an aggregate of 1,920,000 shares of common stock, in combinations of one share of common stock or one August Pre-Funded Warrant and one August Common Warrant for a combined purchase price of $6.25 (less $0.0025 for any August Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the August Purchase Agreement, the August Pre-Funded Warrants were exercisable upon issuance, and the August Common Warrants were exercisable upon the six-month anniversary of issuance for a five- year period. Under the August Purchase Agreement, each August Pre-Funded Warrant was exercisable for one share of common stock at a price per share of $0.0025 and each Common Warrant is exercisable for one share of common stock at a price per share of $6.385. The offering closed on August 17, 2022, and the Company received net proceeds of approximately $11.0 million, after giving effect to the payment of placement fees and reimbursed expenses. On August 29, 2022, the August Pre-Funded Warrants were exercised in full.
On September 22, 2022, the Company entered into an amendment to the August Purchase Agreement, or the Purchase Agreement Amendment, with the investor to, among other things, (i) amend the August Common Warrants to be exercisable for a seven-year period after the six-month anniversary of the closing date, (ii) reduce the standstill period, (iii) reduce the term and the amount of the participation right, and (iv) require the investor, subject to certain conditions, to participate in future offerings to sell certain securities to investors primarily for capital raising purposes.
On September 22, 2022, in consideration of the Purchase Agreement Amendment, and without receiving any cash proceeds, the Company issued to the investor additional warrants exercisable for 2,000,000 shares of common stock, or the September Common Warrants, at a price of $6.385 for a seven-year period after the six-month anniversary of the date of issuance thereof.
On November 9, 2022, the Company entered into a placement agency agreement with A.G.P. pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P. received a placement fee of approximately $0.4 million and approximately $0.1 million for the reimbursement of expenses.
On November 9, 2022, the Company entered into a securities purchase agreement, or the November Purchase Agreement, with investors, pursuant to which the Company agreed to issue and sell, in a public offering, (i) an aggregate of 3,927,275 shares of the Company’s common stock, (ii) pre-funded warrants, or the November Pre-Funded Warrants, exercisable for an aggregate of 1,077,270 shares of common stock and (iii) warrants, or the November Common Warrants, exercisable for an aggregate of

10,009,090 shares of common stock, in combinations of one share of common stock or one November Pre-Funded Warrant and two November Common Warrants for a combined purchase price of $1.10 (less $0.0001 for any November Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the November Purchase Agreement, the November Pre-Funded Warrants and the November Common Warrants were exercisable upon issuance. Under the November Purchase Agreement, each November Pre-Funded Warrant was exercisable for one share of common stock at a price per share of $0.0001 and each November Common Warrant is exercisable for one share of common stock at a price per share of $1.10 for a five-year period after the date of issuance. The offering closed on November 10, 2022, and the Company received net proceeds of approximately $5.0 million, after giving effect to the payment of placement fees and reimbursed expenses. The November Pre-Funded Warrants were exercised in full at the closing.
In August 2021, we entered into the Framework Agreement with Healios, which provides for resolution of certain issues under the existing agreements between the parties. It also provides Healios with the deferral of certain milestone payments during the expensive initial commercial launch period. Under the Framework Agreement, we were entitled to a milestone payment in the amount of $3.0 million. Additionally, under the terms of the Framework Agreement, we were obligated to pay Healios $1.1 million by December 31, 2022. In September 2022, we received $1.9 million from Healios, which represents the milestone payment net of amounts owed to Healios. Additionally, to assist Healios with the advancement of its ischemic stroke and ARDS programs in Japan, in September 2022, we granted to Healios, subject to the terms of the licensing agreement, a non-exclusive license to make and have made MultiStem for the treatment of ischemic stroke and ARDS worldwide solely for import into Japan for use in Japan.
Healios has alleged that we are in material breach of our Framework Agreement for, among other things, not meeting our supply obligations and cooperation and assistance obligations. We strongly disagree with Healios’ allegations and will continue to work with Healios to try to resolve this dispute. However, there can be no assurance that we will be able to resolve this dispute without legal proceedings.
We have had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC, or Aspire Capital, that provided us the ability to sell shares to Aspire Capital from time to time. In May 2022, we entered into a new equity facility with Aspire Capital, or the 2022 Equity Facility, which provided us with the ability to sell up to $100.0 million of shares of our common stock over a two-year period. The terms of the 2022 Equity Facility were similar to the previous equity facilities. Our prior equity facility that was entered into in June 2021, or the 2021 Equity Facility, was fully utilized and terminated during the second quarter of 2022. On July 6, 2022, Aspire Capital terminated the 2022 Equity Facility. Aspire Capital had the right to terminate the 2022 Equity Facility at the time or any time after any of the Company’s then-current executive officers ceased to be an executive officer or full time employee of the Company, which right was triggered in connection with the departures of Mr. Lehmann, Dr. Harrington and Mr. MacLeod. During the quarter ended December 31, 2022, we sold no shares of our common stock to Aspire Capital. During the years ended December 31, 2022, 2021 and 2020, we sold 1,275,560, 1,601,240 and 457,000 shares of our common stock to Aspire Capital at an average price of $11.37, $40.23 and $41.78 per share, respectively.

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
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues. Revenues decreased to $5.3 million for the year ended December 31, 2022 from $5.5 million in 2021. The decrease is primarily related to a decrease in contract revenues from our collaboration with Healios, which decreased $0.2 million period-over-period. At December 31, 2022, the services under the Framework Agreement are largely complete, and are limited to minimal close-out activities. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios.
Research and Development Expenses. Research and development expenses decreased to $65.0 million for the year ended December 31, 2022 from $71.1 million for the year ended December 31, 2021. The decrease in research and development expenses year-over-year of $6.0 million is related primarily to our restructuring plan which resulted in decreased clinical trial expenses, legal costs of $1.0 million, and manufacturing and process development costs of $1.9 million, personnel costs of $3.0 million, including stock-based compensation expense, and other expense of $0.1 million. Based on our current restructuring plans, we expect our 2023 annual research and development expenses to be lower compared to 2022, and such costs will vary over time based on clinical manufacturing campaigns, the timing and stage of clinical trials underway, manufacturing process development projects and regulatory initiatives. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period. Other than external expenses for our clinical and preclinical programs, we do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased to $15.9 million in 2022 from $20.1 million in 2021. The decrease in general and administrative expenses year-over-year of $4.2 million is related primarily to our restructuring plan which resulted in decreased personal costs of $3.3 million. Additionally, legal costs of $2.3 million decreased due to the legal costs around the Framework Agreement that occurred in 2021 but not in 2022. These decreases were partially offset by increases in outside service and consulting expenses of $1.1 million and facility expense of $0.3 million.
Depreciation. Depreciation expense was $1.4 million in both 2022 and 2021.
Other Income (Expense), net. Other income, net, for the year ended December 31, 2022 was $4.5 million, and other expense, net, was $0.1 million for 2021, and is comprised of interest income and expense, change in fair value of warrants and foreign currency gains and losses.
Comparison of the years ended December 31, 2021 and 2020
See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Liquidity and Capital Resources
Our primary sources of liquidity is our cash balances. At December 31, 2022, we had $9.0 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financings. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
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
As of March 28, 2023, we had accounts payable of $27.7 million that is currently due, and we only had cash and cash equivalents of $4.1 million. To conserve cash, we have been delaying payments to most of our suppliers and service providers. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval and commercialization efforts, which would adversely affect our business prospects, and we likely will be unable to continue operations. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
We have prepared our consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred losses since inception of operations in 1995, have negative operating cash flows, including in each of the last three years, and had an accumulated deficit of $655.9 million at December 31, 2022. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern. While we believe our restructuring plan will reduce costs and alleviate to some extent the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital, which may not be available to us on acceptable terms, on a timely basis or at all.
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
Cash Flow Analysis
Net cash used in operating activities was $59.0 million, $76.19 million and $61.8 million in 2022, 2021 and 2020, respectively, and represented the use of cash to fund operations, clinical trials, preclinical research and process development activities; net of receipts from collaborative arrangements such as Healios. Net cash used in operating activities may fluctuate significantly period-to-period, as it has over the past several years, primarily due to the receipt of collaboration fees and payment of specific clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses and prepaid expenses balances from period-to-period.
Net cash used in investing activities was $0.3 million, $1.4 million and $1.2 million in 2022, 2021 and 2020, respectively, related to the purchase of equipment for our manufacturing and process development activities. We expect that our capital equipment expenditures will decrease in 2023 compared to 2022 primarily due to our restructuring efforts and attempts to conserve cash.
Financing activities provided net cash of $30.8 million in 2022, $63.4 million in 2021, and $79.5 million in 2020. In August 2022, we completed a registered direct offering of our common stock, generating net proceeds of approximately $11.0 million. In November 2022, we completed a public offering of our common stock, generating net proceeds of approximately $5.0 million. Financing activities in 2022, 2021 and 2020 also include our equity sales to Aspire Capital and net of shares of common stock retained in exchange for withholding tax payments on share-based awards.

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
Fair Value of Warrant Liabilities
In August 2022, we entered into a securities purchase agreement, which resulted in the issuance of common stock, pre-funded warrants, and common warrants, exercisable for a specified price, starting after a specified period of time, and for a specified period of time after the deal had closed. The August 2022 Warrants meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception. As a result, the August 2022 Warrants were initially recorded as liabilities and measured at fair value using the Black-Scholes valuation model. The warrants are adjusted to fair value at the end of each quarter. The adjustment to fair value is recorded in Other Income in the Statement of Operations and Comprehensive Loss

We use a valuation expert to help us determine the fair value of the August 2022 Warrants, using the Black-Scholes model to estimate the fair value of the August 2022 Warrants. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the common warrants at the time of the issuance. We determine volatility by using our historical stock volatility. We have never paid or declared dividends or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of gain or loss in fair value of the August 2022 Warrants.
The issuance of the November Common Warrants was deemed to be equity accounting and no estimates are required for this transaction.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to interest rate risk is related to our investment portfolio and our borrowings, if any. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. When appropriate based on interest rates, we invest our excess cash primarily in debt instruments of the United States government and its agencies and corporate debt securities, and as of December 31, 2022, we had no investments.
We have entered into loan arrangements with financial institutions when needed and when available to us. At December 31, 2022, we had no borrowings outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Athersys, Inc.
Consolidated Financial Statements
Years Ended December 31, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Athersys, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Athersys, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred net losses and negative operating cash flows each year since its inception, has a working capital deficiency as of December 31, 2022, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Issuance of Common Stock and Warrants
Description of the Matter
As discussed in Note G to the consolidated financial statements, the Company entered into securities purchase agreements during the year, pursuant to which it agreed to issue and sell common stock, pre-funded warrants and warrants in registered offerings. The Company accounted for certain of these instruments in stockholders’ equity and others as liabilities.
Auditing the classification of the warrants is complex because of the existence of accounting complexities related to certain provisions of the securities purchase agreements, including provisions related to cash settlement. Auditing management's estimate for the initial fair value of the common stock, pre-funded warrants and warrants involved subjective auditor judgement because the fair value calculations were sensitive to changes in assumptions including volatility. Auditing the classification and fair value required especially challenging auditor judgement and significant audit effort as well as the need for specialized knowledge and skills.

How we addressed the matter in our audit
Our audit procedures related to classification included, among others, evaluating management's interpretation of relevant terms and conditions of the securities purchase agreements, evaluating management's application of authoritative accounting guidance and utilizing professionals with specialized skills in debt and equity accounting. Our substantive audit procedures related to the initial valuation included, among others, evaluating the methodology and testing the significant assumption stated above and the accuracy and completeness of the underlying data used in management’s warrant derivative liability valuation assessment. To test the volatility, we compared the assumption to historical information and performed a sensitivity analysis to evaluate the impact of changes in the fair value estimate that would result from changes in the underlying assumption. We also involved our valuation specialists to assist in the evaluation of the complex valuation model and the volatility assumption in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1998.
Cleveland, Ohio
March 31, 2023

Athersys, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$9,038	$37,407
Accounts receivable from Healios	716	1,414
Unbilled accounts receivable from Healios	—	3,000
Prepaid clinical trial costs	2,747	2,861
Prepaid expenses and other	1,034	1,345
Total current assets	13,535	46,027
Operating right-of-use assets, net	7,846	8,960
Property and equipment, net	4,214	3,692
Deposits and other	2,136	1,505
Total assets	$27,731	$60,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,765	$15,781
Accounts payable to Healios	—	1,119
Operating lease liabilities, current	746	1,011
Accrued compensation and related benefits	1,090	4,133
Accrued clinical trial related costs	7,231	3,773
Accrued expenses and other	1,078	704
Deferred revenue Healios	—	3,340
Warrant liability	534	—
Total current liabilities	38,444	29,861
Operating lease liabilities, non-current	7,939	8,755
Advance from Healios	5,199	5,199
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, with 17,986,147 and 9,713,767 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	18	10
Additional paid-in capital	632,009	599,703
Accumulated deficit	(655,878)	(583,344)
Total stockholders’ equity	(23,851)	16,369
Total liabilities and stockholders’ equity	$27,731	$60,184
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Contract revenue from Healios	$5,325	$5,514	$1,432
Grant revenue	—	—	8
Total revenues	5,325	5,514	1,440
Costs and expenses
Research and development (including stock compensation expense of $3,037, $3,642 and $3,351 in 2022, 2021 and 2020, respectively)	65,031	71,080	62,994
General and administrative (including stock compensation expense of $3,166, $4,914 and $4,028 in 2022, 2021 and 2020, respectively)	15,883	20,065	15,888
Depreciation	1,420	1,427	890
Total costs and expenses	82,334	92,572	79,772
Loss from operations	(77,009)	(87,058)	(78,332)
Income from change in fair value of warrants, net	4,197	—	—
Other income (expense), net	278	103	(433)
Net loss and comprehensive loss	$(72,534)	$(86,955)	$(78,765)
Net loss per common share, basic and diluted	$(6.07)	$(9.69)	$(10.50)
Weighted average shares outstanding, basic and diluted	11,945	8,971	7,499
See accompanying notes.

Athersys, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares[1]	Par Value [1]
Balance at January 1, 2020	—	$—	6,391,663	$6	$440,889	$(417,624)	$23,271
Stock-based compensation	—	—	—	—	7,379	—	7,379
Issuance of common stock, net of issuance costs	—	—	1,480,500	2	72,780	—	72,782
Issuance of common stock to Healios			172,421	—	7,574		$7,574
Issuance of common stock under equity compensation plans	—	—	34,359	—	(879)	—	(879)
Net and comprehensive loss	—	—	—	—	—	(78,765)	(78,765)
Balance at December 31, 2020	—	—	8,078,943	8	527,743	(496,389)	31,362
Stock-based compensation	—	—	—	—	8,556	—	8,556
Issuance of common stock, net of issuance costs	—	—	1,601,240	2	64,261	—	64,263
Issuance of common stock under equity compensation plans	—	—	33,584	—	(857)	—	(857)
Net and comprehensive loss	—	—	—	—	—	(86,955)	(86,955)
Balance at December 31, 2021	—	—	9,713,767	10	599,703	(583,344)	16,369
Stock-based compensation	—	—	—	—	6,203	—	6,203
Issuance of common stock, net	—	—	6,402,835	6	26,284	—	26,290
Pre-funded warrant exercise	—	—	1,797,270	2	—	—	2
Issuance of common stock under equity compensation plan	—	—	72,275	—	(181)	—	(181)
Net and comprehensive loss	—	—	—	—	—	(72,534)	(72,534)
Balance at December 31, 2022	—	$—	17,986,147	$18	$632,009	$(655,878)	$(23,851)
See accompanying notes.
1 Reflects the 1-for-25 reverse stock split that became effective August 26, 2022. Refer to Note A, “Organization and Business.”

Athersys, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net loss	(72,534)	$(86,955)	$(78,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	1,420	1,427	890
Loss from impairment of assets	7,240	—	—
Compensation related to stock options	6,203	8,556	7,379
Operating right-of-use assets, net	—	235	—
Gain (loss) on sales of assets	(32)	—	—
Change in fair value of warrant liabilities	(4,197)	—	—
Changes in operating assets and liabilities:
Accounts receivable from Healios - billed and unbilled	3,700	(4,325)	856
Prepaid expenses, deposits and other	2,091	(1,605)	(2,126)
Accounts payable, accrued expenses and other	1,619	3,795	9,456
Deferred revenue - Healios	(3,340)	3,275	—
Accounts payable to Healios	(1,120)	(586)	637
Advance from Healios	—	(2)	(137)
Deferred revenue	—	—	—
Net cash used in operating activities	(58,950)	(76,185)	(61,810)
Investing activities
Proceeds from the sale of equipment	135	—	—
Purchases of equipment	(397)	(1,360)	(1,162)
Net cash used in investing activities	(262)	(1,360)	(1,162)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	14,500	64,263	72,782
Proceeds from the issuance of common stock and warrants, net of issuance cost	16,520	—	—
Proceeds from the exercise of pre-funded warrants	2	—	7,574
Shares retained for withholding tax payments on stock-based awards	(179)	(857)	(879)
Net cash provided by financing activities	30,843	63,406	79,477
(Decrease) Increase in cash and cash equivalents	(28,369)	(14,139)	16,505
Cash and cash equivalents at beginning of year	37,407	51,546	35,041
Cash and cash equivalents at end of year	$9,038	$37,407	$51,546

Non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	—	9,162	—
See accompanying notes.

Athersys, Inc.
Notes to Consolidated Financial Statements
A. Organization and Business
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
We expect that the results of our MASTERS-2 clinical trial, will have a significant impact, favorable or unfavorable, on our ability to access capital from potential third-party commercial partners or the equity capital markets. Depending on the nature of these results, we may accelerate or may delay certain programs. In the longer term, we will have to continue to generate additional capital to meet our needs until we would become cash flow positive as a result of the sales of our clinical products, if they are approved for marketing. Such capital would come from new and existing collaborations and the related license fees, milestones and potential royalties and grant-funding opportunities.
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

B. Going Concern
We have prepared our consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses and have had negative operating cash flows each year since our inception in 1995. In addition, we have negative working capital of $24.9 million as of December 31, 2022. These factors, along with our forecasted future cash flows, indicate that we will be unable to meet our contractual commitments and obligations as they come due in the ordinary course of business within one year following the issuance of these financial statements. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
At December 31, 2022, we had cash and cash equivalents of $9.0 million. We will require substantial additional funding to develop our MultiStem product candidate and to continue our operations. Significant additional capital will be required to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. For the foreseeable future, our ability to continue our operations is dependent upon the ability to obtain additional funding through public or private equity offerings, debt financings, collaborations and/or licensing arrangements. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval and commercialization efforts, which would adversely affect our business prospects, and we likely will be unable to continue operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

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
We have agreements with our primary contract manufacturing organization for the manufacture of our MultiStem product candidate to supply our planned and ongoing clinical trials. As of December 31, 2022, we owe this contract manufacturing organization approximately $20.3 million that is in our accounts payable balance as of year-end. We have prepaid and other assets of $2.7 million with this contract manufacturing organization.
Royalty Payments and Sublicense Fees
We are required to make royalty payments to certain parties based on our product sales under license agreements. No royalties were recorded during the year ended December 31, 2022, 2021 and 2020, since we have not yet generated sales revenue. We are also required to record sublicense fees from time-to-time in connection with license fees from collaborators and clinical and commercial milestone achievement. Sublicenses fees were not significant in 2022 and 2021, and we recorded sublicense fees of $0.1 million in research and development expenses in the consolidated statements of operations and comprehensive loss in the year ended December 31, 2020.
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

We had no finance leases, residual value guarantees, restrictive covenants, subleases or sale leaseback transactions at December 31, 2022 and 2021. All ROU assets are periodically reviewed for impairment losses. Refer to Note K, Leasing Arrangements, for further information.
Patent Costs and Rights
Costs of applying for, prosecuting and maintaining patents and patent rights are expensed to research and development expenses as incurred. We have filed for broad intellectual property protection on our proprietary technologies and have numerous United States and international patents and patent applications related to our technologies.
Warrants
We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Generally, warrants are classified as liabilities, as opposed to equity, if the agreement includes the potential for a cash settlement or an adjustment to the exercise price, and warrant liabilities are recorded at their fair values at each balance sheet date. Refer to Note G, Capitalization and Warrant Instruments, for a discussion of common stock warrants.
Concentration of Credit Risk
Our accounts receivable are generally comprised of amounts due from collaborators and granting authorities and are subject to concentration of credit risk due to the absence of a large number of customers. At December 31, 2022 and 2021, our accounts receivable are due from Healios. We do not typically require collateral from our customers.
Legal Matters
We evaluate the development of legal matters on a regular basis and accrue a liability when we believe a loss is probable and the amounts can be reasonably estimated.
Healios has alleged that we are in material breach of our Framework Agreement for, among other things, not meeting our supply obligations and cooperation and assistance obligations. We strongly disagree with Healios’ allegations and will continue to work with Healios to try to resolve this dispute. However, there can be no assurance that we will be able to resolve this dispute without legal proceedings.
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
The fair value of our restricted stock units is equal to the closing price of our common stock on the date of grant and is expensed over the vesting period on a straight-line basis. Restricted stock units generally vest over a four-year period. Refer to Note H, Stock-Based Compensation, for additional information.
Stock option awards to employees typically vest over a four-year period, have an exercise price equal to the fair market value of a share of common stock on the grant date and have a contractual term of 10 years. The following weighted-average input assumptions were used in determining the fair value of our stock options granted:

	December 31,
	2022	2021	2020
Volatility	83.0%	75.2%	72.2%
Risk-free interest rate	2.4%	0.8%	0.6%
Expected life of option	5.60 years	5.4 years	5.7 years
Expected dividend yield	0.0%	0.0%	0.0%
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
We had no liability for uncertain income tax positions as of December 31, 2022 and 2021. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss and credit carryforwards since inception remain open to examination by taxing authorities and will for a period post utilization.
Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.
We have outstanding options, restricted stock units and warrants that were not used in the calculation of diluted net loss per share because to do so would be antidilutive. We have warrants outstanding to purchase an aggregate of 400,000 shares of our common stock that were issued to HEALIOS K.K. (“Healios”) in August 2021 and are not exercisable according to their terms. Additionally, we issued warrants to purchase 1,920,000, 2,000,000, and 10,009,090 shares of our common stock in August 2022, September 2022, and November 2022, respectively. Refer to Note G. Capitalization and Warrant Instruments, for a discussion of the common stock warrants.
The following instruments, were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Years ended December 31,
	2022	2021	2020
Stock options	1,203,029	921,160	725,903
Restricted stock units	772,151	79,308	94,749
Warrants	14,329,090	400,000	—
	16,304,270	1,400,468	820,652

D. Property and Equipment, net

	December 31,
Property and equipment consists of (in thousands):	2022	2021
Laboratory equipment	$7,576	$9,352
Office equipment and leasehold improvements	3,934	4,000
Process development equipment not yet in service	2,313	458
	13,823	13,810
Accumulated depreciation and amortization	(9,609)	(10,118)
	$4,214	$3,692
In June 2022, we announced a restructuring of our organization with the intention of significantly reducing expenses, conserving cash, improving the focus of the Company’s activities and becoming more attractive to potential financial and strategic partners. The Plan included a significant reduction in our workforce and changes to our management team. The Plan also includes the reduction of our internal research function, the decommissioning of certain equipment and pausing our manufacturing and process development efforts toward commercializing our MultiStem product candidate. As a result of these actions, during 2022, we recorded impairment charges of approximately $7.2 million to adjust the carrying amount of certain equipment assets to the estimated market value of similar assets. Additionally, in 2022, we disposed of approximately $0.1 million of obsolete equipment. During the second quarter of 2021, we determined that certain equipment assets would no longer be necessary to support future manufacturing activities due to modifications to our processes, which reduced the estimated useful lives of such equipment. The modifications were decided on during the second quarter of 2021 and we accelerated depreciation, which resulted in an additional $0.5 million in depreciation on the consolidated statements of operations and comprehensive loss.
E. Financial Instruments
Fair Value Measurements
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This requires judgements to be made.
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
Our Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires judgement or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction detail such as the Company’s stock price, contractual terms, maturing, risk free rates as well as volatility. The unobservable input for the Level 3 warrant liabilities includes volatility, which is not significant to the fair value measurement of the warrant liabilities.
A reconciliation of the beginning and ending balances for the warrant liabilities which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance June 30, 2022	—
Issuance - Common Warrant Liabilities	(3,940,000)
Issuance - Pre-funded Warrant Liability	(2,231,000)
Exercise - Pre-funded Warrant Liability	2,231,000
Issuance - New Warrants	(413,000)
Fair Value Adjustment - September 30, 2022	2,406,000
Fair Value Adjustment - December 31, 2022	1,413,000
Balance December 31, 2022	(534,000)

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
Also in 2017, we entered into a technology transfer services agreement with Healios, in which Healios provides financial support to establish a contract manufacturer in Japan to produce product for Healios’ use. Related to the technology transfer services agreement with Healios, at the request of Healios, we entered into a manufacturing services agreement with Nikon CeLL innovation (“NCLi”) a subsidiary of Nikon Corp. and a significant Healios shareholder. At that time, we also amended the First License Agreement to confer to Healios a limited license to manufacture MultiStem if we are acquired by a third-party. The technology transfer services agreement with Healios was complete as of September 2019 and NCLi continued to provide technology transfer services to us. In the fourth quarter of 2019, the Company and Healios entered into a memorandum of understanding (the “Memorandum”) to provide additional technology transfer services.
In June 2018, as contemplated by the First License Agreement, Healios exercised its option to expand the collaboration and entered into the Collaboration Expansion Agreement (the “CEA”) that included new license agreements and rights that further broadened the collaboration. Under the CEA, Healios (i) expanded its First License Agreement to include ARDS in Japan, expanded the organ bud license to include all transplantation indications, and terminated Healios’ right to include a designated orthopedic indication per the First License Agreement; (ii) obtained a worldwide exclusive license, or the Ophthalmology License Agreement, for use of MultiStem product to treat certain ophthalmological indications; (iii) obtained an exclusive license in Japan, the Combination Product License Agreement, for use of the MultiStem product to treat diseases of the liver, kidney, pancreas and intestinal tissue through local administration of MultiStem in combination with iPSC-derived cells; (iv) obtained an exclusive, time-limited right of first negotiation (“ROFN Period”) to enter into an option for a license to develop and commercialize certain MultiStem treatments in China, which has since expired; and (v) an option for an additional non-therapeutic technology license, which has also expired.
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
In August 2021, the Company and Healios entered into the Framework Agreement, which provided for clarification under and modified the existing agreements between the parties. It also provided Healios with deferral of certain milestone payments. Under the Framework Agreement, the Company was entitled to payments for reimbursable services of which $0.7 million and $1.4 million are included in accounts receivable from Healios at December 31, 2022 and 2021, respectively. In addition, under the Framework Agreement, the Company was entitled to a $3.0 million milestone payment from Healios and was obligated to pay Healios $1.1 million by December 31, 2022. In September 2022, we received $1.9 million from Healios, which represents the milestone payment net of amounts owed to Healios. Additionally, to assist Healios with the advancement of its ischemic stroke and ARDS programs in Japan, in September 2022, we granted to Healios, subject to the terms of the licensing agreement, a non-exclusive license to make and have made MultiStem for the treatment of ischemic stroke and ARDS worldwide solely for import for use in Japan. In connection with the execution of the Framework Agreement, the Cooperation Agreement was amended to extend certain customary standstill provisions until the conclusion of our 2023 annual meeting of stockholders. We also issued warrants ( the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 400,000 shares of our common stock. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of December 31, 2022, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable. Refer to Note G Capitalization and Warrant Instruments, for further information.
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
Under the Framework Agreement, it was determined there was one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. We determined the transaction price included estimated payments for reimbursable services to be performed by us for Healios and the $3.0 million milestone payment. We allocated the total transaction price to this one performance obligation. We began recognizing revenue in the third quarter of 2021 as the services were being performed. At December 31, 2022, the services related to this performance obligation are largely complete and consist of minimal close-out activities which are immaterial. The transaction price for the remaining close-out activities is immaterial at December 31, 2022. We recognized revenue of approximately $5.3 million for the twelve months ended December 31, 2022, $0.5 million for the twelve months ended December 31, 2021, and no revenue for the twelve months ended December 31, 2020 from performance obligations partially satisfied in previous periods.

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
Unbilled Accounts Receivable from Healios
Unbilled accounts receivable from Healios represent amounts due to us under contractual arrangements and for which we have an unconditional right to consideration, but for which we have not yet invoiced Healios. At December 31, 2022, we had no unbilled accounts receivable from Healios.
Deferred Revenue - Healios
Amounts included in deferred revenue - Healios on the consolidated balance sheets, are considered a contract liability. During the twelve months ended December 31, 2022 and 2021, revenue recognized from contract liabilities as of the beginning of the respective period was $3.3 million and $0.1 million, respectively. No revenue was recognized during the twelve months ended December 31, 2020. At December 31, 2022, there is no contract liability included in deferred revenue - Healios.
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

	Twelve Months Ended December 31, 2022		Twelve Months Ended December 31, 2021		Twelve Months Ended December 31, 2020
	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
Contract revenue from Healios:
License fee revenue	$—	$—	$—	$—	$—	$—
Product supply revenue	46	—	283	$—	1,432	—
Service revenue	—	5,279	—	$5,231	—	—
Total disaggregated revenues	$46	$5,279	$283	$5,231	$1,432	$—

G. Stockholders’ Equity and Warrant Instruments
In June 2021, our stockholders approved an amendment to our certificate of incorporation to increase the number of shares of the Company’s authorized common stock from 300,000,000 shares to 600,000,000 shares. At December 31, 2022 and December 31, 2021, we had 600,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of December 31, 2022 and 2021.
In April 2020, we completed an underwritten public offering of common stock generating net proceeds of approximately $53.7 million through the issuance of 1,023,500 shares of common stock at the offering price of $56.25 per share.
The following shares, in thousands, of common stock were reserved for future issuance:

	December 31,
	2022	2021
Stock-based compensation	2,267	1,128
Warrants to purchase common stock	14,329	400
	16,596	1,528
August 2022 Securities Purchase Agreement
On August 15, 2022, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“A.G.P”)., pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P. received a placement fee of approximately $0.8 million and approximately $0.1 million for the reimbursement of expenses.
On August 15, 2022, the Company entered into a securities purchase agreement, (the “August 2022 Purchase Agreement”), with an investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 1,200,000 shares of the Company’s common stock, (ii) pre-funded warrants (the “August 2022 Pre-Funded Warrants”) exercisable for an aggregate of 720,000 shares of common stock and (iii) warrants (the “August 2022 Common Warrants”) exercisable for an aggregate of 1,920,000 shares of common stock, in combinations of one share of common stock or one August 2022 Pre-Funded Warrant and one August 2022 Common Warrant for a combined purchase price of $6.25 (less $0.0025 for any August 2022 Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the August 2022 Purchase Agreement, the August 2022 Pre-Funded Warrants were exercisable upon issuance, and the August 2022 Common Warrants were exercisable upon the six-month anniversary of issuance for a five-year period. Under the August 2022 Purchase Agreement, each August 2022 Pre-Funded Warrant was exercisable for one share of common stock at a price per share of $0.0025 and each August 2022 Common Warrant was exercisable for one share of common stock at a price per share of $6.385. The offering closed on August 17, 2022 and the Company received net proceeds of approximately $11.0 million, after giving effect to the payment of placement fees and expenses. On August 29, 2022, the August 2022 Pre-Funded Warrants were exercised in full and re-measured to fair value. Upon remeasurement and exercise, we recorded a gain of $0.8 million to adjust the warrant liability associated with the August 2022 Pre-Funded Warrants to fair value and reclassified the $3.8 million warrant liability to additional paid-in capital. The fair value adjustment is recorded in other income, net on the condensed consolidated statement of operations and comprehensive loss.
Pursuant to the August 2022 Purchase Agreement, in the event the Company proposes a future offering to sell shares of common stock during the twelve months following the closing date, the investor has the right to participate in each offering in an amount up to 30.0%.
On September 22, 2022, the Company entered into an amendment to the Purchase Agreement (the “August 2022 Purchase Agreement Amendment”) with the investor to, among other things, (i) amend the August 2022 Common Warrants to be exercisable for a seven-year period after the six-month anniversary of the closing date, (ii) reduce the standstill period, (iii) reduce the term and the amount of the participation right, and (iv) require the investor, subject to certain conditions, to participate in future offerings to sell certain securities to investors primarily for capital raising purposes.
On September 22, 2022, in consideration of the August 2022 Purchase Agreement Amendment, and without receiving any cash proceeds, the Company issued to the investor additional warrants exercisable for 2,000,000 shares of common stock, the “New Warrants” at a price of $6.385 for a seven-year period after the six-month anniversary of the date of issuance thereof.
November 2022 Securities Purchase Agreement
On November 9, 2022, the Company entered into a placement agency agreement with A.G.P. pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P received a placement fee of approximately $0.4 million and approximately $0.1 million for the reimbursement of expenses.

On November 9, 2022, the Company entered into a securities purchase agreement or “the November 2022 Purchase Agreement”, with investors, pursuant to which the Company agreed to issue and sell, in a public offering, (i) an aggregate of 3,927,275 shares of the Company’s common stock, (ii) pre-funded warrants (the “November 2022 Pre-Funded Warrants”) exercisable for an aggregate of 1,077,270 shares of common stock and (iii) warrants, (the “November 2022 Common Warrants”), exercisable for an aggregate of 10,009,090 shares of common stock, in combinations of one share of common stock or one November 2022 Pre-Funded Warrant and two November 2022 Common Warrants for a combined purchase price of $1.10 (less $0.0001 for any November 2022 Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the November 2022 Purchase Agreement, the November 2022 Pre-Funded Warrants and November 2022 Common Warrants were exercisable upon issuance. Under the November 2022 Purchase Agreement, each November 2022 Pre-Funded Warrant was exercisable for one share of common stock at a price per share of $0.0001 and each November 2022 Common Warrant is exercisable for one share of common stock at a price per share of $1.10 for a five-year period after the date of issuance. The offering closed on November 10, 2022 and the Company received net proceeds of approximately $5.0 million, after giving effect to the payment of placement fees and expenses. The November 2022 Pre-Funded Warrants were exercised in full at the closing.
The Company has assessed the August 2022 Pre-Funded Warrants, the August 2022 Common Warrants and the New Warrants (collectively, the “August 2022 Warrants”) for appropriate equity or liability classification pursuant to the Company’s accounting policy as described in Note C. The August 2022 Warrants contain a provision pursuant to which the warrant holder has the option to receive cash in the event there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). The August 2022 Warrants meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception. As a result, the August 2022 Warrants were initially recorded as liabilities and measured at fair value using the Black-Scholes valuation model. Issuance costs of $0.5 million were allocated to the August 2022 Pre-Funded Warrants and recorded in other income, net on the condensed consolidated statement of operations and comprehensive loss. The remaining issuance costs of $0.4 million were allocated to the common stock and recorded in additional paid-in capital. During the year ended December 31, 2022, the Company recognized a net gain of $3.8 million for the fair value adjustment related to the warrant liabilities, which includes a charge of $0.4 million recorded upon issuance of the New Warrants. As of December 31, 2022, the fair value of the warrant liabilities was $0.5 million.
The November 2022 Common Warrants meet the requirements to be classified as equity in accordance with ASC 815, Derivatives and Hedging. The November 2022 Common Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet.
Healios Investor Rights Agreement
In March 2018, we entered into an investor rights agreement, (the “Investor Rights Agreement”), with Healios that governs certain of our and Healios’ rights relating to its ownership of our common stock. Under the Investor Rights Agreement, Healios is permitted to participate in certain equity issuances as a means to maintain its proportionate ownership of our common stock as of the time of such issuance. In May 2020, we entered into a purchase agreement with Healios, providing for Healios to purchase shares of our common stock in connection with certain equity issuances to Aspire Capital Fund, LLC, or “Aspire Capital”. Healios purchased 12,416 shares of our common stock at $43.00 per share for an aggregate purchase price of $0.5 million, in accordance with the terms of the Investor Rights Agreement.
Under the Investor Rights Agreement, we further agreed that during such time as Healios beneficially owns more than 5.0% but less than 15.0% of our outstanding common stock, our Board of Directors, the Board, will nominate a Healios nominee suitable to us to become a member of the Board, and during such time as Healios beneficially owns 15.0% or more of our outstanding common stock, our Board will nominate two suitable Healios nominees to become members of the Board, at each annual election of directors. Healios nominated an individual to the Board, who was elected at the 2018 annual stockholders’ meeting. As a result of Healios’ investment, Healios became a related party, and the transactions with Healios are separately identified within these financial statements as related party transactions.
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
Healios Warrants
In March 2018, we issued to Healios a warrant to purchase up to 800,000 shares of our common stock, (the “2018 Warrant”). Based upon the terms of the 2018 Warrant as amended in June 2018, it was no longer exercisable for up to 640,000 warrant shares as of June 2019. In March 2020, Healios elected to exercise the 2018 Warrant in full, and we issued 160,000 shares of our common stock at an exercise price equal to the reference price of $44.00 per share, as defined in the 2018 Warrant. Proceeds of approximately $7.0 million were received in April 2020 in accordance with the terms of the 2018 Warrant.

In August 2021, we issued the 2021 Warrants to purchase up to an aggregate of 400,000 shares of our common stock. One of the 2021 Warrants is for the purchase of up to 120,000 shares at an exercise price of $45.00 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the Pharmaceuticals and Medical Devices Agency in Japan, “PMDA”, for the intravenous administration of MultiStem to treat patients who are suffering from ARDS. The other 2021 Warrant is for the purchase of up to 280,000 shares at an exercise price of $60.00 per share, subject to specified increases, and generally is only exercisable within 60 days of receipt of either conditional or full marketing approval from the PMDA for the intravenous administration of MultiStem to treat patients who are suffering from ischemic stroke. The 2021 Warrants may be terminated by us under certain conditions and have an exercise cap triggered at Healios’ ownership of 19.9% of our common stock.
Equity Purchase Agreement
We previously had equity purchase agreements in place since 2011 with Aspire Capital that provided us the ability to sell shares to Aspire Capital from time to time. On May 12, 2022 we entered into an agreement, or “the 2022 Equity Facility”, that included Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2022 Equity Facility were similar to the previous equity facilities with Aspire Capital. Our prior equity facility that was entered into in June 2021, or the 2021 Equity Facility, and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2021 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we filed a registration statement for the resale of 1,600,000 shares of our common stock in connection with the 2021 Equity Facility. Our prior equity facility that was entered into in 2019, or the 2019 Equity Facility, was fully utilized and terminated during the third quarter of 2021.
On July 6, 2022, Aspire Capital terminated the 2022 Equity Facility. Aspire Capital had the right to terminate the 2022 Equity Facility at the time or any time after any of the Company’s then current executive officers ceased to be an executive officer or full-time employee of the Company, which right was triggered in connection with the departures of William Lehmann, former president and Chief Operating Officer, John Harrington, Former Executive Vice President and Chief Scientific Officer, and Ivor MacLeod, former Chief Financial Officer.
During the years ended December 31, 2022, 2021 and 2020, we sold 1,275,000, 1,601,240 and 457,000 shares, respectively, to Aspire Capital at average prices of $11.37, $40.23 and $41.75 per share, respectively.

H. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 1,700,000 shares of common stock for awards to employees, directors and consultants. The EICP was approved in June 2019 and replaced our prior long-term incentive plans. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of December 31, 2022, a total of 444,196 shares (including 11,289 shares related to an expired incentive plan) of common stock have been issued under our equity incentive plans.
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
As of December 31, 2022, a total of 291,388 shares were available for issuance under our EICP, and stock-based awards representing 1,545,680 shares (including 28,575 shares related to an expired incentive plan) of common stock were outstanding. Additionally, inducement stock options granted outside of our equity incentive plans to purchase 429,500 shares of common stock were outstanding at December 31, 2022. We recognized $6.2 million, $8.6 million and $7.4 million of stock-based compensation expense in 2022, 2021 and 2020, respectively.
Stock Options
The weighted average fair value of options granted in 2022, 2021 and 2020 was $10.88, $28.08 and $40.15 per share, respectively. The total fair value of options vested during 2022, 2021 and 2020 was $4.1 million, $4.8 million and $3.5 million, respectively. No options were exercised during the year ended December 31, 2022, and the total intrinsic value of options exercised was not significant during the year ended December 31, 2021. The total intrinsic value of options exercised was $0.7 million during the year ended December 31, 2020. At December 31, 2022, total unrecognized estimated compensation cost related to unvested stock options was approximately $3.6 million, which is expected to be recognized by the end of 2026 using the straight-line method. The weighted average contractual life of unvested options at December 31, 2022 was 7.2 years. The aggregate intrinsic value of fully vested and exercisable option shares and option shares expected to vest as of December 31, 2022 not significant.
A summary of our stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding January 1, 2020	558,909	$44.35
Granted	208,519	61.04
Exercised	(14,488)	42.54
Forfeited / Expired	(27,037)	57.99
Outstanding December 31, 2020	725,903	48.67
Granted	249,599	45.14
Exercised	(3,560)	37.74
Forfeited / Expired	(50,332)	55.20
Outstanding December 31, 2021	921,610	47.38
Granted	556,464	16.43
Exercised	—	—
Forfeited / Expired	(275,045)	40.19
Outstanding December 31, 2022	1,203,029	$34.79
Vested during 2022	135,221	$49.68
Vested and exercisable at December 31, 2022	640,176	$47.69

			December 31, 2022
			Options Outstanding			Options Vested and Exercisable
Exercise Price			Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.95	-	$30.00	530,426	9.2 years	$17.80	11,000	7.2 years	$29.50
$30.01	-	$50.00	380,589	2.4 years	$39.13	344,882	2.0 years	$38.97
$50.01	-	$89.25	292,014	3.4 years	$59.64	274,294	3.2 years	$59.37
			1,203,029			630,176

Restricted Stock Units
A summary of our restricted stock unit activity and related information is as follows:

	Number of Restricted Stock Units	Weighted Average Fair Value
Unvested January 1, 2020	81,077	$42.78
Granted	62,138	69.03
Vested-common stock issued	(43,502)	49.57
Forfeited	(4,964)	48.82
Unvested December 31, 2020	94,749	56.60
Granted	50,156	40.71
Vested-common stock issued	(51,363)	52.18
Forfeited	(14,234)	57.42
Unvested December 31, 2021	79,308	49.18
Granted	827,580	2.08
Vested-common stock issued	(86,978)	23.69
Forfeited	(47,759)	27.23
Unvested December 31, 2022	772,151	$2.92
Vested/Issued cumulative at December 31, 2022	402,215	$41.17
The total fair value of restricted stock units vested during 2022, 2021 and 2020 was $2.1 million, $2.7 million and $2.2 million, respectively. At December 31, 2022, total unrecognized estimated compensation cost related to unvested restricted stock units was approximately $2.0 million, which is expected to be recognized by the end of 2025 using the straight-line method.

I. Income Taxes
At December 31, 2022, we had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $263.5 million and $24.4 million, respectively. Included in our federal net operating loss as of December 31, 2022 are federal net operating loss carryforwards generated after 2017 of $248.2 million that have an indefinite life, but with usage limited to 80% of taxable income in any given year. The remaining federal net operating losses and tax credits will expire at various dates between 2032 and 2041. We also had foreign net operating loss carryforwards of approximately $33.4 million. Such foreign net operating loss carryforwards do not expire. We also had state and city net operating loss carryforwards aggregating approximately $140.3 million. Such state and city net operating loss carryforwards may be used to reduce future taxable income and tax liabilities and will expire at various dates between 2023 and 2042. Certain state net operating losses do not expire.
The utilization of net operating loss and tax credit carryforwards generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, (the “IRC”). We generated U.S. federal net operating loss carryforwards of $348.1 million, research and development tax credits of $24.4 million, and state and local net operating loss carryforwards of $140.3 million since 2012. Utilization of some of the federal and state net operating loss and tax credit carryforwards generated after October 2012 may be subject to additional annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study subsequent to October 2012 as of December 31, 2022. We will update our analysis under Section 382 prior to using these attributes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Percent of Income before Income Taxes
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes - net of federal tax benefit	0.9%	1.0%
Unrealized G/L for warranty liability	1.2%	—%
Executive Comp Limitation	(1.4)%	—%
Other permanent differences	(0.9)%	(2.1)%
Valuation allowances	(25.2)%	(24.8)%
Research and development - U.S.	4.4%	4.9%
Effective tax rate for the year	—%	—%
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$80,355	$79,473
Research and development credit carryforwards	24,620	20,587
R&D expenses	10,260	$—
Operating lease liabilities	1,913	$1,918
Compensation expense	3,791	3,336
Other	3,540	2,618
Total deferred tax assets before valuation allowance	124,479	107,932
Valuation allowance for deferred tax assets	(122,750)	(106,186)
Net deferred tax assets after valuation allowance	1,729	1,746

Deferred tax liabilities:
Right-of-use asset	(1,729)	(1,746)
Total deferred tax liabilities	(1,729)	(1,746)
Net deferred tax assets	$—	$—
Because of our cumulative losses, substantially all the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the three-year period ended December 31, 2022.
We file income tax returns with the Internal Revenue Service (“IRS”) and certain other taxing jurisdictions. We are subject to income tax examinations by the IRS and by state tax authorities until the net operating losses are settled.

J. Profit Sharing and 401(k) Plan
We have a profit sharing and 401(k) plan that covers substantially all employees and allows for discretionary contributions by us. We make employer contributions to this plan, and the expense was approximately $0.4 million, $0.6 million and $0.5 million in 2022, 2021 and 2020, respectively.

K. Leasing Arrangements
As of December 31, 2022 and 2021, ROU assets were $7.8 million and $9.0 million, respectively, and lease liabilities were $8.7 million and $9.8 million, respectively. The weighted-average remaining term for lease contracts was 8.4 years at December 31, 2022, 8.9 years at December 31, 2021 and 1.5 years at December 31, 2020. As of December 31, 2022, maturities ranged from 3 months to 102 months. The weighted-average discount rate was 9.0% at December 31, 2022, 8.8% at December 31, 2021, and 5.0% at December 31, 2020. We paid $1.8 million, $1.3 million and $0.5 million for operating leases included in the measurement of lease liabilities during the year ended December 31, 2022, 2021 and 2020, respectively.

Warehouse Lease Agreement
In January 2021, we entered into an operating lease agreement to lease approximately 214,000 square feet of warehouse and office space. The initial lease term is approximately ten years and includes five renewal options with terms of five years each. The lease commenced on May 1, 2021, upon us taking control of the warehouse and office space on that date. Base annual rent for the first year is approximately $1.3 million with 2.0% annual rent escalators. As of the lease commencement date, the right-of-use asset and corresponding operating lease liability was approximately $9.2 million, which represented the present value of remaining lease payments over the initial lease term, using an incremental borrowing rate of 9.0%. The terms of the lease agreement also include an allowance in the amount of $0.7 million for the cost of construction of office and laboratory space, some of which was completed as of December 31, 2022. We are also obligated to pay certain variable expenses separately from the base rent, including utilities, real estate taxes and common area maintenance. Such costs and have been excluded from the calculation of the right-of-use asset and corresponding operating lease liability and are being expensed in the period they are incurred. As of December 31, 2022, we have undertaken efforts to sublet our leased facility at Stow, Ohio. We have made no decision to exit the facility. We do not believe the right-of use asset related to the Stow lease is impaired.
Lease Costs
The table below presents certain information related to the lease costs (in thousands) for operating leases as of December 31, 2022, 2021 and 2020:

	Twelve months ended December 31,
	2022	2021	2020
Operating lease cost	$1,926	$1,458	$516
Short-term lease cost	116	134	111
Variable lease cost (1)	3,234	7,113	1,321
Total lease cost	$5,276	$8,705	$1,948
(1) Includes lease components from our third-party manufacturing agreements.
Undiscounted Cash Flows
The following table summarizes future maturities (in thousands) for operating lease liabilities as of December 31, 2022:

2023	$1,502
2024	1,390
2025	1,404
2026	1,432
2027	1,461
2028 and beyond	5,342
Total minimum lease payments	12,531
Less: amount of lease payments representing interest	3,845
Present value of operating lease liabilities	$8,686

L. Restructuring Charges
In June 2022, we announced a restructuring of our organization, including an approximate 70% reduction in our workforce. As part of the Plan we also announced changes to our executive team. Mr. Lehmann left the Company on May 31, 2022. Dr. Harrington and Mr. Macleod left the Company on June 30, 2022.
The Company’s restructuring efforts are intended to preserve cash and reduce operating expenses going forward. In addition to the workforce reductions, the Company’s restructuring efforts include the reduction of our internal research function, the decommissioning of certain equipment and pausing our manufacturing and process development efforts toward commercializing our MultiStem product candidate. We are attempting to negotiate payment terms with our primary contract manufacturing organization responsible for the manufacture of Multistem and potential future restructuring charges, if any are not probable or estimable at December 31, 2022.
The following table sets forth certain details associated with the restructuring charges incurred in the three and twelve months ended December 31, 2022 and the obligations recorded for the expenses associated with the Plan (in thousands). It is anticipated the Plan will be completed by mid-2023.

	Balances		Cash	Balances
	January 1, 2022	Charges	(payments)	December 31, 2022
Employee severance and benefits	$—	$2,538,229	$(1,603,170)	$935,059
Legal and professional fees	$—	$211,485	$(188,700)	$22,785
Other	$—	$15,003	$(15,003)	$—
	$—	$2,764,717	$(1,806,873)	$957,844
All of restructuring accrual is in current liabilities, in accrued compensation and related benefits and accounts payable.
Restructuring charges of $1.5 million and $1.3 million are included in research and development costs and expenses and general and administrative costs and expenses, respectively, for the twelve months ended December 31, 2022.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures: An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, these officers have concluded that as of December 31, 2022, our disclosure controls and procedures are effective.
Management’s report on internal control over financial reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the 2013 framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in internal control: During the fourth quarter of 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The persons listed below are the directors and executive officers of the Company as of March 3, 2023.

Name	Age	Current Position and Office
Daniel Camardo	54	Chief Executive Officer and Director
Maia Hansen	54	Chief Operating Officer
Kasey Rosado	49	Interim Chief Financial Officer
Ismail Kola	66	Chairman and Director
Jack L. Wyszomierski	67	Director
Jane Wasman	66	Director
Joseph Nolan	60	Director
Executive Officers
Daniel Camardo, MBA. Mr. Camardo joined Athersys in February 2022 as our Chief Executive Officer and a Director. Previously, Mr. Camardo served as the President, U.S., and the Executive Vice President of Horizon Therapeutics plc, a global biotechnology company, overseeing the Rare Disease and Inflammation Business Units from August 2020 to February 2022, and served as Group Vice President from September 2015 to August 2020. Before joining Horizon Therapeutics, Mr. Camardo was Vice President of Sales and Operations at Clarus Therapeutics, a start-up company focused on men’s health, from July 2014 to September 2015. Prior to joining Clarus Therapeutics, Mr. Camardo held various commercial leadership roles, including Senior Director, U.S. Commercial Operations and Senior Director, Market Intelligence and Analytics from 2003 to 2014 at Astellas Pharma US, an affiliate of Astellas Pharma Inc., a Japanese global pharmaceutical company. Mr. Camardo became an Adjunct Lecturer in Healthcare at Kellogg School of Management in February 2022 and serves on the Board of CommunityHealth, the largest volunteer-based health center in the nation providing health care at no charge to low income, uninsured adults, in Chicago. Mr. Camardo holds a Bachelor of Arts degree in Economics and Mathematics from the University of Rochester and a Masters of Business Administration from Kellogg School of Management.
We believe that as our Chief Executive Officer, Mr. Camardo is particularly well-qualified to serve on the Board. His extensive experience in the biotechnology industry and leadership skills position him well to serve on the Board.
Maia Hansen, MBA, MS. Ms. Hansen joined Athersys in 2020 as Senior Vice President of Operations and Supply Chain, and in June 2022 was promoted to Chief Operating Officer. Ms. Hansen has extensive operations and supply chain experience in the pharmaceutical, medical device, and consumer health sectors. Prior to joining Athersys, Ms. Hansen was a Senior Partner at McKinsey & Company, a global management consulting firm, from March 1998. Ms. Hansen has worked with clients around the world to develop and optimize end-to-end operations and global supply chains. Ms. Hansen’s work included the development of operations and supply chain strategy, capability building, manufacturing optimization, go-to-market effectiveness, and digital and analytics. Ms. Hansen was a leader within McKinsey’s Operations practice and led the operations transformation and capability building service line to ensure impact across large-scale operations. In addition, Ms. Hansen served as the Managing Partner of McKinsey’s Cleveland office from March 1998 until March 2020. Ms. Hansen served as a Lieutenant with the United States Navy and holds two Bachelor of Science degrees, a Master of Science degree, and a Master of Business Administration, all received from the Massachusetts Institute of Technology.
Kasey Rosado. Ms. Rosado joined Athersys in August 2022 as our Interim Chief Financial Officer, as a consultant, to support the Company’s management on all aspects of financial restructuring and strategy. Ms. Rosado brings to Athersys more than 25 years of financial, operational, and leadership experience. Ms. Rosado has been a Senior Managing Director at Ankura Consulting Group, LLC, a leading global expert services and advisory firm, since April 2016, and in her role has provided advisory support for numerous companies specializing in financial and operational turnarounds. In addition to serving as an advisor, Ms. Rosado has acted as an interim executive in several senior finance/restructuring officer positions for both private and public companies. Prior to joining Ankura, Ms. Rosado was a managing director at CDG Group LLC, an investment management and advisory services firm, since 2009, where she specialized in evaluating, developing, and executing financial and strategic alternatives, including business and organizational realignment, product repositioning, financial measurement and benchmarking, debt capacity assessment, and refinancing. Prior to joining CDG Group, Ms. Rosado was with

PricewaterhouseCoopers LLP, where she specialized in assisting companies and their creditors in financial restructuring and operational turnarounds. Ms. Rosado holds a Bachelor of Science degree in Accounting from Syracuse University.
Directors
Ismail Kola, PhD (Med). Dr. Kola has served as our Director since October 2010 and Chairman of the Board since February 2021. Dr. Kola has been a Senior Partner at Forepont Capital, a pharmaceutical venture capital company, since April 2019. Dr. Kola was Executive Vice President of UCB S.A. in Belgium, a biopharmaceutical company dedicated to the development of innovative medicines focused on the fields of central nervous system and immunology disorders, and President of UCB New Medicines, UCB’s discovery research through to proof-of-concept in man organization, from November 2009 until December 2017. Dr. Kola was Senior Vice President, Discovery Research and Early Clinical Research & Experimental Medicine at Schering-Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, and Chief Scientific Officer at Schering-Plough Corporation, from March 2007 until his appointment at UCB. Prior to Schering-Plough, Dr. Kola held senior positions at Merck and Pharmacia Corporation. Dr. Kola was also the Director of the Centre for Functional Genomics and Human Disease and a professor of Human Molecular Genetics at Monash Medical School in Australia. Dr. Kola has been a director of Mobius Medical, a private start-up company, and Infinion Biopharma, also a private start-up company since June 2018. Dr. Kola also serves as a board member at Forepont Capital since October 2019, GPN vaccines (a public but non-listed Australian company) and is a member of the Scientific Advisory Board of GIMV, Belgium (GIMB.BR). Dr. Kola serves on the board of directors for Hemanex since 2022, Invicta Medical since 2022, and BeCareLink since 2022. Dr. Kola has served on the boards of directors of Biotie Therapies, Inc. (NASDAQ: BITI) (and previously Synosia) from 2011 until 2016, Astex Therapeutics (NASDAQ: ASTX) from 2010 until 2013, Ondek Pty Ltd from 2009 to 2011, and Promega Corporation from 2003 to 2007. Dr. Kola received his Ph.D. (Med) in Medicine from the University of Cape Town, South Africa, his B.Sc. from the University of South Africa, and his B.Pharm. from Rhodes University, South Africa. Dr. Kola has authored 159 publications in scientific and medical journals and is the named inventor on at least a dozen patents. Dr. Kola holds Adjunct Professorships of Medicine at Washington University in St. Louis, Missouri, and Monash University Medical School; a Foreign Adjunct Professorship at the Karolinska Institute in Stockholm, Sweden; and was elected William Pitt Fellow at Pembroke College, Cambridge University, UK in 2008. Dr. Kola has also been appointed a Visiting Professor at Oxford University, Nuffield School of Medicine, Oxford UK, since September 2012.
Dr. Kola has led numerous teams that have brought a large number of medicines successfully to the market. Dr. Kola’s experience and leadership in taking numerous drugs from the research stage to market or late stage development brings a unique and valuable perspective to our Board.
Jack L. Wyszomierski, MS. Mr. Wyszomierski has served as a Director since June 2010. From 2004 until June 2009, Mr. Wyszomierski served as the Executive Vice President and Chief Financial Officer of VWR International, LLC, a supplier and distributor of laboratory supplies, equipment and supply chain solutions to the global research laboratory industry. From 1982 to 2004 Mr. Wyszomierski held positions of increasing responsibility at Schering-Plough Corporation, culminating with his appointment as Executive Vice President and Chief Financial Officer in 1996. Mr. Wyszomierski currently serves on the board of directors of SiteOne Landscape Supply, Inc. (NYSE: SITE) since 2016, Xoma Corporation (NASDAQ: XOMA) since 2010 and Exelixis, Inc. (NASDAQ: EXEL) since 2004. Mr. Wyszomierski was also a member of the board of directors at Unigene Laboratories, Inc. (OTC: UGNE). Mr. Wyszomierski holds a M.S. in Industrial Administration and a B.S. in Administration, Management Science and Economics from Carnegie Mellon University.
Mr. Wyszomierski’s extensive financial reporting, accounting and finance experience and his service on the audit committees of other public companies, as well as his experience in the healthcare and life sciences industries, provides financial expertise to the Board, including an understanding of financial statements, corporate finance, developing and maintaining effective internal controls, accounting, investments and capital markets, and well-qualifies him as a Director and a member of the Company’s Audit Committee.
Jane Wasman, JD. Ms. Wasman has served as Director since November 2020. Ms. Wasman was President, International & General Counsel and Corporate Secretary of Acorda Therapeutics, Inc., a publicly traded biopharmaceutical company, from 2012 through December 2019, managing its international, legal, quality, intellectual property and compliance functions, after serving in other executive roles at Acorda starting in 2004. Before joining Acorda, Ms. Wasman was employed with Schering-Plough Corporation, a global pharmaceutical company, for over eight years, holding various U.S. and international leadership positions, including Staff Vice President and Associate General Counsel. She currently chairs the board of directors of Sellas Life Sciences (NASDAQ: SLS), is a member of the board of directors of Rigel Pharmaceuticals (NASDAQ: RIGL). Additionally, Ms. Wasman was a member of the board of directors and a member of the executive committee of the New York Biotechnology Association.. She is co-founder of the NY Hub of BioDirector, an organization supporting board effectiveness and diversity. Ms. Wasman earned a J.D. from Harvard Law School and her undergraduate degree from Princeton University.
Ms. Wasman is a strategic leader with almost 25 years in the biopharma industry, with extensive U.S. and international experience. Her knowledge and expertise in M&A, strategic development, corporate governance, international, litigation, commercial, compliance and government affairs and operational implementation make her an important addition to our Board. Furthermore, we believe that Ms. Wasman enhances gender diversity of the Board and that having a more diverse Board leads to greater innovation, unique thinking and better governance.
Joseph Nolan, MS. Mr. Nolan has served as a Director since January 2023. Mr. Nolan has served as the Chief Executive Officer of Jaguar Gene Therapy, LLC, a biotechnology company with a mission to accelerate breakthroughs in gene therapy for patients suffering from severe genetic diseases, since March 2020. Prior to joining Jaguar, Mr. Nolan served as General Manager of AveXis, Inc. (now Novartis Gene Therapies), a clinical stage biopharmaceutical company which developed one of the first gene therapies approved by the FDA for spinal muscular atrophy, since 2018. From 2001 to 2018, Mr. Nolan held leadership positions to support global licensing, marketing, business development, and commercialization at Abbott Laboratories, Takeda Pharmaceuticals, Lundbeck, Marathon Pharmaceuticals, Eversana, and KJE Health Pharma Science. Mr. Nolan holds an M.B.A. in Marketing from the University of Notre Dame and a B.S. in Finance from Tulane University.
Mr. Nolan’s extensive experience provides unique business development and marketing expertise to the Board, including an understanding of specialty pharma marketing and sales, acquisitions, product launches, recruiting, training, and developing teams, and market access strategy.
In connection with the Company’s cost-cutting and restructuring initiatives, each of John J. Harrington, Hardy TS Kagimoto, Katherine Kalin, Lorin J. Randall and Baiju Shah resigned from the Board in June 2022. Kenneth H. Traub, who also served on the Board during 2022, resigned from the Board in October 2022.
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
Audit Committee
The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors, including the resolution of disagreements between management and the auditors regarding financial reporting. Additionally, the Audit Committee approves all related-party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K. The current members of the Audit Committee are Mr. Wyszomierski, Ms. Wasman, Mr. Nolan and Dr. Kola. The Board of Directors has determined that Mr. Wyszomierski is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K, and an “independent director,” as defined in the Nasdaq listing standards.

ITEM 11.    EXECUTIVE COMPENSATION
Executive Summary
This section discusses the principles underlying our executive compensation policies and important factors relevant to an analysis of these policies. It provides qualitative information regarding the manner and context in which compensation was awarded to and earned by our named executive officers for 2022, who were: Daniel Camardo, appointed as our Chief Executive Officer and a Director on February 14, 2022; William (BJ) Lehmann, Jr., our former President and Chief Operating Officer (who also served as our Interim Chief Executive Officer in January and February 2022); Maia Hansen, appointed as our Chief Operating Officer on June 17, 2022; John Harrington, our former Executive Vice President and Chief Scientific Officer; Ivor Macleod, our former Chief Financial Officer; and Kasey Rosado, appointed as our Interim Chief Financial Officer on August 4, 2022. This section also places in perspective the data presented in the compensation tables and narratives that follow.
On May 31, 2022, in connection with our corporate restructuring plan, Mr. Lehmann’s employment terminated without cause and he ceased serving as President and Chief Operating Officer. Harrington ceased serving as Executive Vice President and Chief Scientific Officer, and Mr. Macleod ceased serving as Chief Financial Officer, in each case, effective as of June 30, 2022, in connection with our corporate restructuring plan when their employment terminated without cause. The cessation of employment by Mr. Lehmann, Dr. Harrington, and Mr. Macleod will be referred to in the remainder of this Annual Report on Form 10-K as the “Executive Transition.” Ms. Rosado’s appointment as Interim Chief Financial Officer is through a third-party arrangement with Ankura Consulting Group, LLC, or Ankura. The Company does not pay any compensation directly to Ms. Rosado, but instead pays advisory fees directly to Ankura.
As further discussed in this section, our compensation and benefit programs help us attract, retain and motivate individuals who are expected to maximize our business results by working to meet or exceed established company and individual objectives. In addition, we reward our executive officers for meeting certain developmental milestones, such as completing advancements in product candidate development, strategic partnerships, operational capabilities and other financial transactions that add to our capital resources or create value for our stockholders.
The following are key highlights of our 2022 compensation and benefit determinations:
•modestly increased the base salaries of our named executive officers;
•paid below-target cash incentive compensation based on performance against preset objectives to our named executive officers;
•entered into retention agreements with our named executive officers, other than Mr. Camardo and Ms. Rosado, which agreements provide for a cash retention award and a stock option award, with vesting in each case tied to a continued service requirement; and
•granted stock options and restricted stock unit, or RSU, awards to our named executive officers under our annual equity compensation program.
In addition, on December 3, 2021, we entered into updated employment agreements with each of Mr. Lehmann, Mr. Macleod and Dr. Harrington, which agreements became effective on December 31, 2021. These agreements were intended to modernize and update the officers’ prior employment agreements to reflect current market practices by superseding and replacing such prior employment agreements.
The following discussion and analysis of our named executive officer compensation and benefit programs for 2022 should be read together with the compensation tables and related disclosures that follow this section. This discussion includes forward-looking statements based on our current plans, considerations, expectations and determinations about our compensation program. Actual compensation decisions that we may make for 2023 and beyond may differ materially from our recent past.
Compensation Objectives and Philosophy
Our executive compensation programs are designed to:
•help recruit, retain and motivate our experienced executive team to drive performance to achieve our core business goals;
•provide incentives to promote and reward performance throughout the organization, which we refer to as Pay for Performance;
•facilitate stock ownership and retention by our executives; and
•promote alignment between executives and the long-term interests of stockholders.
The Compensation Committee seeks to achieve these objectives by:
•establishing a compensation program that is market competitive and internally fair; and
•linking individual and corporate performance with certain elements of compensation through the use of equity grants, cash performance compensation or other means of compensation the value of which is substantially tied to the achievement of our corporate goals.
At our 2022 Annual Meeting of Stockholders, approximately 62% of the votes cast on our advisory vote to approve named executive officer compensation were voted in favor of the approval of our named executive officer compensation. Accordingly, our Compensation Committee has been considering certain improvements to our executive compensation program; in March 2022, it was decided that the named executive officer annual incentive payouts under the annual cash incentive plan of the Company for 2022 would be solely based on the achievement of corporate goals.
Components of Compensation
Our executive compensation program includes the following primary elements:
•base salary;
•cash incentive compensation;
•long-term equity incentive plan awards; and
•retirement, health and other insurance benefits.
Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. We generally consider competitive practices, relative management level and operating responsibilities of each executive officer when determining the compensation elements to reward his or her ability to impact short-term and long-term results.
Role of the Chief Executive Officer
In 2022, the Compensation Committee reviewed and approved the 2022 compensation for our named executive officers, after reviewing recommendations from Mr. Lehmann, as Interim Chief Executive Officer, to the Compensation Committee regarding the achievement of individual goals for Mr. Macleod and Dr. Harrington. The achievement of corporate goals impacted potential cash incentive compensation payments and base salary increases. The Compensation Committee exercised independent discretion when making executive compensation decisions throughout the review of the proposed compensation recommendations. We describe and discuss the particular compensation decisions made by the Compensation Committee regarding the 2022 compensation of our named executive officers below under “Elements of Executive Compensation.”
Role of the Independent Compensation Consultant
The Compensation Committee directly engages and retains the services of an independent compensation consultant, Arnosti Consulting, Inc., or Arnosti. During 2022, at the request of the Compensation Committee, Arnosti assisted the Compensation Committee in evaluating the compensation arrangements for the named executive officers and the Board, as well as in the preparation and analysis of comparative compensation data.
The Company pays the cost for Arnosti’s services. However, the Compensation Committee retains the sole authority to engage, direct or terminate Arnosti’s services. In 2022, the Compensation Committee considered and assessed Arnosti’s independence, plus all relevant factors, including but not limited to, those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that could give rise to a potential conflict of interest with respect to Arnosti’s work. Based on this review, we are not aware of any conflict of interest that has been raised by the work performed by Arnosti.
Elements of Executive Compensation
In General. The executive team’s performance for overall compensation evaluation purposes is measured effectively on a “look back” basis considering predefined corporate goals and objectives, which include metrics of key programmatic achievements (for example, clinical, regulatory, manufacturing, process development and core capability advancement), business development objectives, and operational and financial performance (for example, capital acquisition and management), among others. Each executive’s performance is evaluated based on the Company’s performance as a whole and through the evaluation of individual performance against goals and objectives relevant to his or her area of responsibility.
In general, we use comparative pay data as a market check on our proposed compensation decisions, but do not mandate target ranges for our named executive officers’ salaries (or any other compensation elements) as compared to peers. We recognize that over-reliance on external comparisons can be of concern. As a result, we use external comparisons as a point of reference in our compensation-setting process, and we are mindful of the value and limitations of comparative data.
Our peer group for 2022 consists of twenty companies with a similar stage of development. These companies are Abeona Therapeutics, Inc., Akebia Therapeutics, Inc., AnaptysBio Inc., Ardelyx, Inc., AVEO Pharmaceuticals, Inc., Calithera Biosciences, Inc., Chimerix Inc., Concert Pharmaceuticals, Inc., Corbus Pharmaceuticals Holdings, Inc., Eiger Biopharmaceuticals, Inc., Epizyme, Inc., Geron Corp., Infinity Pharmaceuticals, Inc., Rhythm Pharmaceuticals, Inc., Sesen Bio, Inc., Syndax Pharmaceuticals, Inc., Tyme Technologies, Inc., Verastem Inc., Veru Inc., and Ziopharm Oncology, Inc.
There were no changes to our peer group when compared to our peer group from 2021. We believe that the peer group reflects companies in our industry at a similar stage of development.
2022 Base Salary. We pay base salaries to provide executive officers with a competitive level of compensation for performing the core responsibilities of their roles. We establish base salaries for our executives based on the scope of their responsibilities, taking generally into consideration competitive market compensation paid by other companies for similar positions and peer group pay information, as described above. Base salaries are reviewed annually, with adjustments based specifically on the individual’s responsibilities.
The Compensation Committee approved increases in the base salary of each of the named executive officers for 2022 as compared to 2021 based on Company and individual performance for the year ended December 31, 2021. The increases, effective as of January 1, 2022, were as follows: Mr. Lehmann – 2.0% from $453,486; Dr. Harrington – 5% from $453,287; Mr. Macleod – 3.5% from $422,300. During January and February 2022, Mr. Lehmann received a supplemental base salary of $10,000 per month while serving as our Interim Chief Executive Officer. The Compensation Committee approved Mr. Camardo’s 2022 base salary of $600,000 as provided for in his employment agreement, effective February 14, 2022. Upon appointment to Chief Operating Officer on June 17, 2022, Ms. Hansen continued her employment with a base salary of $403,966. For more information, refer to the disclosure under “Employment Agreements and Arrangements.”

2022 Cash Incentive Compensation. When appropriate, we reward our named executive officers with performance-related cash compensation. We utilize annual incentive compensation to reward officers and other employees for achieving, on a discretionary “look back” basis, corporate objectives and for meeting individual annual performance objectives. These objectives relate generally to strategic factors, including advancement of our product candidates, manufacturing and process development activities, establishment and maintenance of key strategic relationships, and financial factors, including raising capital and cash management. As described above, target bonuses are generally compared to our peer companies for overall reasonableness.
The Compensation Committee approved a cash incentive compensation program for the year ended December 31, 2022 for our named executive officers. Under the 2022 incentive program, each participant was eligible to earn a target incentive compensation payment of a specified percentage of the named executive officer’s base salary rate during the award term, weighted on the achievement of specific corporate goals, with the remainder based on individual/functional performance, as set forth in the following table. The weighting on corporate versus individual/functional performance is based on the relative impact on overall corporate goals and the emphasis and incentives toward departmental performance.

		Weighting
	Target Amount (as a percentage of 2022 base salary rate)	Corporate Goals	Individual/Functional Performance
Mr. Camardo	60%	100%	—%
Mr. Lehmann	45%	100%	—%
Dr. Harrington	45%	100%	—%
Mr. Macleod	40%	100%	—%
The evaluation of goal achievement is at the discretion of the Compensation Committee or the Board based on input from the Chief Executive Officer (with respect to the named executive officers other than the Chief Executive Officer). The material 2022 corporate goals consisted of advancing the Company’s clinical programs for MultiStem and manufacturing process development initiatives, executing against the established operating plan and capital acquisition objectives. In June 2022, as part of our restructuring plan, all target incentive compensation payments were canceled.
Long-Term Incentive Program. Our equity compensation plan authorizes us to grant, among other types of awards, options, restricted stock and RSUs to our employees, Directors and consultants. We believe that we encourage superior long-term performance by our executive officers and employees through encouraging them to own, and assisting them with the acquisition of, our common stock. Our equity compensation plan provides our employees, including named executive officers, with incentives to help align their interests with the interests of our stockholders. We believe that the use of common stock and stock-based awards offers the best approach to achieving our objective of aligning management and stockholder interests, which we believe motivates our named executive officers to create and enhance stockholder value.
In 2022, we awarded RSUs and stock options to our employees, including the named executive officers. We expect to continue to use equity-based awards as a long-term incentive vehicle because we believe:
•equity-based awards align the interests of our executives with those of our stockholders, support a Pay For Performance culture, foster an employee stock ownership culture and focus the management team on increasing value for our stockholders;
•equity-based awards have the potential to increase in value based on our performance and the growth of our stock price;
•equity-based awards help to provide a balance to the overall executive compensation program because, while base salary and our discretionary incentive compensation program focus on short-term performance, equity-based awards that vest over time reward increases in stockholder value over the longer-term; and
•the vesting period of equity-based awards encourages executive retention and efforts to preserve stockholder value.
In 2022, we granted, in the aggregate, stock options to purchase 402,000 shares of our common stock and 357,418 RSUs to our named executive officers. Equity awards are tied to factors such as performance, peer and market analysis and the total equity ownership level of each named executive officer and further enhance the retention and long-term stock ownership features of our equity incentive program. In subjectively determining the number of stock-based awards to be granted to named executive officers, we review annually our named executive officers’ equity ownership positions, and we take into account the individual’s scope of responsibility, ability to affect results and stockholder value, anticipated future contributions to increases in stockholder value and the value of equity-based awards in relation to other elements of the individual named executive officer’s total compensation, with an emphasis on scope of responsibility, results and stockholder value. We also review competitive compensation data as described above, an assessment of individual performance, a review of each named executive officer’s existing long-term incentives, retention considerations and a subjective determination of the individual’s potential to positively impact future stockholder value. The form and amount of our annual equity-based awards are compared to our peer companies for reasonableness. Equity-based awards are granted from time to time by the Compensation Committee or the Board, with input from Arnosti, as appropriate. Typically, our annual awards vest quarterly over a four-year period.
The stock option award for Mr. Camardo granted in February 2022 was an inducement to Mr. Camardo’s acceptance of employment with the Company. The stock option award and RSU award for Ms. Hansen granted in June 2022 was in connection with her promotion to Chief Operating Officer. The RSU awards set forth in the table below for Mr. Camardo and Ms. Hansen granted in October 2022 were part of our program for annual equity-based awards and vest quarterly over a two-year period.

Name	Grant Date	Exercise Price	Annual Award – Stock Options	Annual Award – Restricted Stock Units
Mr. Camardo	02/14/2022	$21.50	400,000	—
	10/04/2022	$—	—	263,492
Ms. Hansen	06/17/2022	$7.00	2,000	1,333
	10/04/2022	$—	—	92,593
In addition, Mr. Lehmann’s, Dr. Harrington’s, and Mr. Macleod’s retention stock options, granted in 2021, described below under “Employment Agreements and Arrangements”, became fully vested upon each such named executive officer’s termination of employment in connection with the Executive Transition.
Cash Retention Awards. In 2021, as part of the retention agreements entered into with each of Mr. Lehmann, Ms. Hansen, Dr. Harrington, and Mr. Macleod, the participating named executive officers each received a cash retention award opportunity in the following amounts: Mr. Lehmann, $286,743; Ms. Hansen, $190,550; Dr. Harrington, $503,287; and Mr. Macleod, $211,150. Vesting of the cash retention award required continued service by the named executive officer through May 1, 2022, except in the case of Dr. Harrington, whose award instead vested as follows: $50,000 after 30 days; $45,329 on September 1, 2021; $45,329 on January 1, 2022; $135,986 on May 1, 2022; and $226,643 on July 1, 2023. Vesting of the retention awards accelerated upon a termination without cause of the applicable named executive officer’s employment, subject to the named executive officer’s execution and non-revocation of a release of claims in the Company’s favor. The remaining unvested portion of Dr. Harrington’s cash retention award became fully vested upon his termination of employment in connection with the Executive Transition.
2022 Retirement and Insurance Benefits. Consistent with our compensation philosophy, we maintain benefits for our named executive officers and our employees, including medical, dental, vision, life and disability insurance coverage and the ability to contribute to a 401(k) retirement plan, which includes a Company contribution. The named executive officers and other employees have the ability to participate in these benefits at generally the same levels. We make employer contributions to our 401(k) retirement plan based on a defined formula. We provide such retirement and health insurance benefits to our employees to attract and retain qualified personnel.
During 2022, Mr. Lehmann, Dr. Harrington, Mr. Macleod and Ms. Hansen also received Company-paid premiums for life insurance benefits in the amounts of $2.0 million for Mr. Lehmann and Dr. Harrington, and $1.0 million for Mr. Macleod and Ms. Hansen. These additional life insurance policies were provided to these officers due to their extensive travel requirements and/or contributions to the Company. In 2022, the board decided to no longer extend life insurance policies to executives, and policies in place were allowed to expire.
Severance Arrangements
We provide such severance arrangements to help ensure that our executives will focus on the best interests of the business at all times, without undue concern for their own financial security. See the disclosure under “2022 Summary Compensation Table” and “Employment Agreements and Arrangements” for more information about the severance compensation and benefits actually provided to Mr. Lehmann in May 2022 and Dr. Harrington and Mr. Macleod in June 2022.
Employment Agreements and Arrangements
We believe that entering into employment agreements with each of our named executive officers is necessary for us to attract and retain talented and experienced individuals for our senior level positions. In this way, the employment agreements help us meet the initial objective of our compensation program. Each agreement contains terms and arrangements that we agreed to through arms-length negotiation with our named executive officers. We view these employment agreements as reflecting the minimum level of compensation that our named executive officers require to remain employed with us, and thus the bedrock of our compensation program for our named executive officers. For more details of our employment agreements and arrangements effective for our named executive officers, including the revisions reflected in the new employment agreements entered into with some of our named executive officers in December 2021, see the disclosure under “Employment Agreements and Arrangements.”
Stock Ownership Guidelines
Effective June 15, 2021, our Board adopted stock ownership guidelines that align the interests of the named executive officers and our non-employee Directors, together referred to as the “Covered Persons,” with the Company’s stockholders by helping to ensure that the named executive officers and non-employee Directors acquire, over time, a meaningful personal investment in the common stock for which they are making managerial and oversight decisions. Under the guidelines, each Covered Person is expected to hold a minimum targeted level of common stock ownership. Each non-employee Director and named executive officer is expected to achieve the number of shares of common stock valued at a multiple of such person’s annual cash retainer or annual base salary, as the case may be, in the amounts listed below:

Position	Multiple of Annual Cash Retainer or Annual Base Salary
Non-Employee Director	3x
Chief Executive Officer	6x
Other Named Executive Officers	3x

The stock ownership guidelines provide that each Covered Person has five years from adoption of the guidelines (or for new appointees, from becoming a member of the Board or election as an executive officer) to comply with the guidelines. The Compensation Committee will assess compliance with the stock ownership guidelines at the end of each calendar year based on the average closing price for the common stock as reported by Nasdaq for the immediately preceding 60 days. The Board or the Compensation Committee interpret the terms of the guidelines and may waive the application of the guidelines in the event of a Covered Person’s financial hardship or other special circumstances.
Clawback Policy
Effective in April 2021, our Board adopted a clawback policy that permits us to recoup incentive compensation paid to our current or former “officers” (for purposes of Section 16 of the Exchange Act) in certain circumstances. Under this policy, if the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under U.S. federal securities laws, the Board may reasonably, and in good faith, determine that any culpable individual who received incentive-based compensation will be subject to reasonable efforts to recover all excessive incentive-based compensation. The Board may also direct the Company to use prompt and reasonable efforts to equitably adjust the amount of unpaid but notionally earned performance-based awards (plus any amount attributable to such awards). This policy allows for recovery for up to three fiscal years prior to (and including) the year in which the Board determines a triggering event has occurred. Recovery under the clawback policy is in addition to (but not duplicative of) any recoupment required or permitted by law, including the Sarbanes-Oxley Act of 2002.

2022 Summary Compensation Table
The following table and narrative set forth certain information with respect to the compensation for the fiscal years ended December 31, 2022 and 2021 of our named executive officers, as applicable. Mr. Camardo is listed in the 2022 Summary Compensation Table with partial year totals denoted, due to his February 14, 2022 hire date. Ms. Hansen is listed in the 2022 Summary Compensation Table with full-year totals denoted, even though her appointment to Chief Operating Officer was effective June 17, 2022. Mr. Lehmann’s employment terminated without cause on May 31, 2022, and the employment of Dr. Harrington and Mr. Macleod terminated without cause on June 30, 2022.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total (4) ($)
Daniel Camardo, Chief Executive Officer	2022	525,385	250,000	498,000	8,600,000	21,428	9,894,813
Maia Hansen, Chief Operating Officer	2022	403,966	190,550	184,332	14,000	22,259	815,107
William (BJ) Lehmann, Former President and Chief Operating Officer (6)	2022	207,732	286,743	—	—	334,885	829,360
	2021	553,486	201,055	217,320	1,573,959	19,883	2,565,703
John Harrington, Former Chief Scientific Officer and Executive Vice President (5)	2022	237,976	407,958	—	—	360,934	1,006,868
	2021	453,287	229,955	217,320	2,116,500	23,428	3,040,490
Ivor Macleod, Former Chief Financial Officer	2022	218,541	211,150	—	—	272,336	702,027
	2021	422,300	104,730	217,320	1,031,459	22,835	1,798,644
Kasey Rosado, Interim CFO (7)	2022	616,434	—	—	—	—	616,434
(1)    “Bonus” includes for 2022 the following for Mr. Camardo, a signing bonus of $250,000; for Ms. Hansen, a retention bonus of $190,550; for Mr. Lehman, a retention bonus of $286,743; for Dr. Harrington, retention bonus payments of $45,329, $135,986 and an accelerated payment upon his departure of $226,643; for Mr. Macleod, a retention bonus of $211,150.
(2)    The dollar amounts for 2022 for stock awards and option awards represent a valuation of the award on the grant date that vests over time and do not represent cash proceeds. The grant date fair values of RSUs and stock option awards are calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. Assumptions used in the calculation of these amounts are included in Note C to the accompanying audited consolidated financial statements. The option awards include the valuation of both annual stock option awards and retention stock options.
(3)    “All Other Compensation” includes for 2022 payments for 401(k) matching contributions from the Company, premiums for additional life insurance policies, contributions to health savings accounts (if applicable), and premiums for long-term disability plans for each named executive officer. Amounts other than perquisites and personal benefits over $10,000 for 2022 include 401(k) matching contributions for Mr. Camardo, Ms. Hansen, Dr. Harrington and Mr. Macleod in the amounts of $12,600, $12,600, $12,600 and $12,600, respectively. For Mr. Lehmann, “All Other Compensation” for 2022 also includes contractually required payments and benefits provided in connection with his separation agreement consisting of $269,824 in cash severance, a lump sum payment of $32,501 in lieu of notice of termination and certain foregone benefits and $21,972 for accrued vacation. For Dr. Harrington, “All Other Compensation” for 2022 also includes contractually required payments and benefits provided in connection with his separation agreement consisting of $237,976 in cash severance, a lump sum payment of $78,751 in lieu of notice of termination and certain foregone benefits and $25,665 for accrued vacation. For Mr. Macleod, “All Other Compensation” for 2022 also includes contractually required payments and benefits provided in connection with his separation agreement consisting of $218,541 in cash severance, a lump sum payment of $20,795 in lieu of notice of termination and certain foregone benefits and $15,164 for accrued vacation.
(5)    The total cash payments for all named executive officers (salary, bonus and other compensation (if applicable)) in the above table for 2022 represent less than half of the 2022 “Total” compensation column with the bulk of the remainder being the value ascribed to equity-based compensation. We believe that the equity-based compensation we provide to our named executive officers helps align their interests with the interests of our stockholders. Dr. Harrington, up until the time of his termination in June 2022, also served as our Directors in 2022 and 2021 and did not receive any compensation for service as a Directors.
(6)    Mr. Lehmann’s salary for 2022 includes a supplemental base salary of $10,000 per month while he served as Interim Chief Executive Officer, until February 14, 2022.
(7)    Ms. Rosado’s services were obtained from Ankura Consulting Group, LLC, (Ankura) which the Company pays directly. As such, the amount reported in the “Total Salary” line item above is the sum of all amounts invoiced for service related changes and consists of $499,940 for CFO Fee and $116,494 for Financial Advisory Fees paid directly to Ankura for her services as interim CFO.
Employment Agreements and Arrangements
Daniel Camardo. Effective February 14, 2022, we entered into an employment agreement with Mr. Camardo to serve as Chief Executive Officer. Under the terms of the agreement, during his employment, Mr. Camardo is entitled to a base salary of $600,000 and is eligible to receive a discretionary annual incentive compensation payment at 60% of his base salary. Mr. Camardo is eligible to participate in the Company’s annual stock-based award program as determined annually at the discretion of the Board or the Compensation Committee. The agreement provides that Mr. Camardo will be eligible to receive severance benefits (subject to execution of a general release of claims against the Company) upon certain qualifying terminations of employment, including termination of his employment by the Company without cause or by Mr. Camardo for good reason, generally consisting of (a) for a qualifying termination not within twelve months after a change in control of the Company, certain accrued obligations, plus eighteen months of salary continuation and eighteen months of COBRA premiums and (b) for a qualifying termination within twelve months after such change in control, certain accrued obligations, twenty-four months of salary continuation, two times Mr. Camardo’s target annual incentive opportunity for the year of termination, a pro-rata payment under the annual incentive program for the year of termination based on actual achievement and twenty-four months of COBRA premiums. Mr. Camardo is subject to customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect both during the employment term and for twelve months following termination of employment, as well as other customary restrictive covenants that remain in effect indefinitely, such as confidentiality provisions.
William (BJ) Lehmann, Jr. Effective December 31, 2021, we entered into a new agreement with Mr. Lehmann to serve as our President and Chief Operating Officer. Under the terms of the agreement, during his employment, Mr. Lehmann was entitled to a base salary of $453,486 and was eligible to receive a discretionary annual incentive compensation payment at 45% of his base salary. Mr. Lehmann was eligible to participate in the Company’s annual stock-based award program as determined annually at the discretion of the Board or the Compensation Committee. The agreement provided that Mr. Lehmann would be eligible to receive severance benefits (subject to execution of a general release of claims against the Company) upon certain qualifying terminations of employment, including termination of his employment by the Company without cause or by Mr. Lehmann for good reason, generally consisting of (a) for a qualifying termination not within twelve months after a change in control of the Company, certain accrued obligations, plus twelve months of salary continuation and twelve months of COBRA premiums and (b) for a qualifying termination within twelve months after such change in control, certain accrued obligations, twelve months of salary continuation, one times Mr. Lehmann’s target annual incentive opportunity for the year of termination, a pro-rata payment under the annual incentive program for the year of termination based on actual achievement and twelve months of COBRA premiums. Mr. Lehmann is subject to customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect during twelve months following termination of employment, as well as other customary restrictive covenants that remain in effect indefinitely, such as confidentiality provisions.
On February 26, 2021, Mr. Lehmann entered into a retention agreement to serve as Interim Chief Executive Officer of the Company, which provided that he receive a supplemental base salary of $10,000 per month while serving as Interim Chief Executive Officer and his target discretionary annual incentive increase to 60% of the actual base salary he earned during 2021. Under the terms of the retention agreement, Mr. Lehmann was awarded a cash retention bonus opportunity in the amount of $286,743 and a special stock option grant on March 1, 2021, with respect to 500,000 shares of common stock. The retention bonus and one-third of the stock options vested on May 1, 2022 and the remaining stock options were generally scheduled to vest on May 1, 2023, subject to his continued employment with the Company (subject to earlier vesting on a termination of employment without cause). The unvested portion of Mr. Lehmann’s retention stock options became fully vested in 2022 upon his termination of employment in connection with the Executive Transition.
Maia Hansen. Effective June 17, 2022, Ms. Hansen was promoted and appointed as Chief Operating Officer of the Company. Before this appointment, effective December 31, 2021, we entered into a new agreement with Ms. Hansen to serve as Senior Vice President, Operations and Supply Chain. Under the terms of the agreement, during her employment, Ms. Hansen is entitled to a base salary of $381,100 and is eligible to receive a discretionary annual incentive compensation payment at 35% of her base salary. Ms. Hansen is eligible to participate in the Company’s annual stock-based award program as determined annually at the discretion of the Board or the Compensation Committee. The agreement provides that Ms. Hansen will be eligible to receive severance benefits (subject to execution of a general release of claims against the Company) upon certain qualifying terminations of employment, including termination of her employment by the Company without cause or by Ms. Hansen for good reason, generally consisting of (a) for a qualifying termination not within twelve months after a change in control of the Company, certain accrued obligations, plus twelve months of salary continuation and twelve months of COBRA premiums and (b) for a qualifying termination within twelve months after such change in control, certain accrued obligations, twelve months of salary continuation, one times Ms. Hansen’s target annual incentive opportunity for the year of termination, a pro-rata payment under the annual incentive program for the year of termination based on actual achievement and twelve months of COBRA premiums. Ms. Hansen is subject to customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect both during the employment term and for twelve months following termination of employment, as well as other customary restrictive covenants that remain in effect indefinitely, such as confidentiality provisions.
John J. Harrington. Effective December 31, 2021, we entered into a new agreement with Dr. Harrington to serve as our Executive Vice President and Chief Scientific Officer. Under the terms of the agreement, during his employment, Dr. Harrington was entitled to a base salary of $453,287 and was eligible to receive a discretionary annual incentive compensation payment at 45% of his base salary with no minimum payment guaranteed. Dr. Harrington was eligible to participate in the Company’s annual stock-based award program as determined annually at the discretion of the Board or the Compensation Committee. The agreement provided that Dr. Harrington would be eligible to receive severance benefits (subject to execution of a general release of claims against the Company) upon certain qualifying terminations of employment, including termination of his employment by the Company without cause or by Dr. Harrington for good reason, generally consisting of (a) for a qualifying termination not within twelve months after a change in control of the Company, certain accrued obligations, plus eighteen months of salary continuation and eighteen months of COBRA premiums and (b) for a qualifying termination within twelve months after such change in control, certain accrued obligations, eighteen months of salary continuation, one and a half times Dr. Harrington’s target annual incentive opportunity for the year of termination, a pro-rata payment under the annual incentive program for the year of termination based on actual achievement and eighteen months of COBRA premiums. Dr. Harrington is subject to customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect for twelve months following termination of employment, as well as other customary restrictive covenants that remain in effect indefinitely, such as confidentiality provisions.
On February 26, 2021, Dr. Harrington entered into a retention agreement. Under the terms of the retention agreement, Dr. Harrington was awarded a cash retention bonus opportunity in the amount of $503,287 and on March 1, 2021, he was awarded a special stock option grant with respect to 750,000 shares of common stock. The retention bonus generally vests in five installments with $50,000 vesting on March 28, 2021, $45,329 vesting on each of September 1, 2021 and January 1, 2022, $135,986 vesting on May 1, 2022, and $226,643 vesting on July 1, 2023, subject to his continued employment (and subject to earlier vesting on a termination of employment without cause). One-third of the stock options vested on May 1, 2022 and the remaining stock options were generally scheduled to vest on May 1, 2023, subject to his continued employment with the Company (subject to earlier vesting on a termination of employment without cause). The unvested portions of Dr. Harrington’s retention stock options and cash retention bonus became fully vested in 2022 upon his termination of employment in connection with the Executive Transition.
Ivor Macleod. Effective December 31, 2021, we entered into a new agreement with Mr. Macleod to serve as our Chief Financial Officer. Under the terms of the agreement, during his employment, Mr. Macleod was entitled to a base salary of $422,300 and was eligible to receive a discretionary annual incentive compensation payment at 40% of his base salary with no minimum payment guaranteed. Mr. Macleod was eligible to participate in the Company’s annual stock-based award program as determined annually at the discretion of the Board or the Compensation Committee. The agreement provided that Mr. Macleod would be eligible to receive severance benefits (subject to execution of a general release of claims against the Company) upon certain qualifying terminations of employment, including termination of his employment by the Company without cause or by Mr. Macleod for good reason, generally consisting of (a) for a qualifying termination not within twelve months after a change in control of the Company, certain accrued obligations, plus twelve months of salary continuation and twelve months of COBRA premiums and (b) for a qualifying termination within twelve months after such change in control, certain accrued obligations, twelve months of salary continuation, one times Mr. Macleod’s target annual incentive opportunity for the year of termination, a pro-rata payment under the annual incentive program for the year of termination based on actual achievement and twelve months of COBRA premiums. Mr. Macleod is subject to customary restrictive covenants, including non-competition and non-solicitation obligations that remain in effect for twelve months following termination of employment, as well as other customary restrictive covenants that remain in effect indefinitely, such as confidentiality provisions.
On February 26, 2021, Mr. Macleod entered into a retention agreement. Under the terms of the retention agreement, Mr. Macleod was awarded a cash retention bonus opportunity in the amount of $211,150 and on March 1, 2021, he was awarded a special stock option grant with respect to 250,000 shares of common stock. The retention bonus and one-third of the stock options vested on May 1, 2022 and the remaining stock options were generally scheduled to vest on May 1, 2023, subject to his continued employment with the Company (subject to earlier vesting in the case of a termination of employment without cause). The unvested portion of Mr. Macleod’s retention stock options became fully vested in 2022 upon his termination of employment in connection with the Executive Transition.
Equity Compensation Plans
We have an equity incentive plan (the 2019 Plan) that authorized an aggregate initial pool of approximately 1,600,000 shares of common stock for awards to employees, directors and consultants, of which 246,810 shares remained available for future issuance at December 31, 2022. The 2019 Plan authorizes the issuance of equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance shares and units, and other stock-based awards, which are used to attract and retain qualified employees, Directors and consultants. Equity awards are granted from time to time under the guidance and approval of the Compensation Committee or the Board. Typically, our new hire and annual awards to employees vest over a four-year period.
401(k) Plan
We have a tax-qualified employee savings and retirement plan, also known as a 401(k) plan, that covers all of our employees. Under our 401(k) plan, eligible employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $20,500 in 2022 plus $6,500 for participants age 50 or older, and have the amount of the reduced compensation contributed to the 401(k) plan. The trustees of the 401(k) plan, at the direction of each participant, invest the assets of the 401(k) plan in designated investment options. We may make matching or profit-sharing contributions to the

401(k) plan in amounts to be determined by the Board. We made matching contributions to the 401(k) plan during fiscal year 2022 at a maximum rate of 100% of the first $3,000 of participant contributions, plus 40% of participant contributions in excess of $3,000 per participant, which amounted to approximately $528,800 in 2022. The 401(k) plan is intended to qualify under Section 401 of the Code, so that contributions to the 401(k) plan and income earned on the 401(k) plan contributions are not taxable until withdrawn, and so that any contributions we make will be deductible when made.

Outstanding Equity Awards at 2022 Fiscal Year-End
The following table sets forth outstanding equity awards held by our named executive officers at December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Daniel Camardo	—	—	21.50	2/14/2032	(1)	400,000		336,000	(6)
	—	—	1.89	10/4/2032		263,492	(3)	221,333	(6)
Maia Hansen	11,000	—	29.50	3/16/2030	(1)	5,000		4,200	(6)
	1,333	—	54.25	3/1/2031	(1)	2,667		2,240	(6)
	—	—	40.75	6/11/2031		2,200	(4)	1,848	(6)
	—	—	7.00	6/17/2032	(1)	2,000		1,680	(6)
	—	—	7.00	6/17/2032		1,333	(5)	1,120	(6)
	—	—	1.89	10/4/2032		92,593	(3)	77,778	(6)
William (BJ) Lehmann	4,600	—	42.75	6/18/2023	(2)	—		—
	4,307	400	32.00	5/30/2024	(2)	—		—
	14,447	—	54.75	5/30/2024	(2)	—		—
	9,902	—	36.50	5/30/2024	(2)	—		—
	9,200	—	57.75	5/30/2024	(2)	—		—
	20,000	—	54.25	5/30/2024	(2)	—		—
John Harrington	4,000	—	42.75	6/18/2023	(1)	—		—
	4,846	—	41.25	6/17/2024	(1)	—		—
	4,707	—	32.00	6/24/2025	(1)	—		—
	13,943	—	54.75	6/20/2026	(1)	—		—
	13,944	—	36.50	6/7/2027	(1)	—		—
	8,999	—	57.75	6/18/2028	(1)	—		—
	30,000	—	54.25	3/1/2031	(1)	—		—
Ivor Macleod	10,000	—	54.25	3/1/2031	(1)	—		—
(1)    Options have a ten-year term and generally vest ratably over four years following the grant date (which grant date is 10 years prior to the applicable expiration date provided in the table) on a quarterly basis.
(2)    Under the 2019 Plan we grant employees extended time to exercise options, due to extended length of service. Mr. Lehman had been employed at Athersys for more than 20 years, which entitled him to two years from separation to exercise options.
(3)    The stock awards reflect in this column consist of RSUs granted on October 4, 2022, which generally vest over two years quarterly.
(4)    The stock awards reflected in this column consist of RSUs granted on June 11, 2021, which generally vest over four years on a quarterly basis.
(5)    The stock awards reflected in this column consist of RSUs granted on June 17, 2022, which generally vest over two years on a quarterly basis.
(6)    Value is based on the closing price of our common stock of $0.84 on December 30, 2020, as reported on Nasdaq.

Director Compensation For 2022
Our non-employee Directors receive annual cash compensation retainers as set forth below:

Board Member	$40,000
Chairperson — Independent Director, if applicable	$35,000
Lead Director, if applicable	$25,000
Audit Committee — Chairman	$20,000
Audit Committee — Member	$9,000
Compensation Committee — Chairman	$15,000
Compensation Committee — Member	$7,000
Nominations, Governance and Compliance Committee — Chairman	$10,000
Nominations, Governance and Compliance Committee — Member	$5,000
Prior to our restructuring plan, starting in June 2022, the non-employee Directors received quarterly payments of their annual retainers. As part of our restructuring plan, starting in the third quarter of 2022, non-employee Directors received their director compensation in equity compensation semi-annually, in lieu of cash payments. The stock compensation amount is determined by taking the close price of common stock on the date of payment and dividing it by the cash payment equivalent to determine the number of shares of common stock to be awarded. Pursuant to the 2019 Plan, in no event will any non-employee Director in any one calendar year be granted (1) awards under the 2019 Plan, in the aggregate, with respect to more than 150,000 shares of common stock, plus (2) other compensation for such service in excess of $150,000 in cash. Non-employee Directors are reimbursed for reasonable out-of -pocket expenses incurred while attending Board and committee meetings.
Under our Director compensation program for non-employee Directors, newly appointed Directors receive an initial stock option grant to purchase 100,000 shares of common stock at fair market value on the date of grant, which option award generally vests at a rate of one-third per year, with cliff vesting in year one and quarterly vesting in years two and three. Thereafter, the non-employee Directors receive annually an option award to purchase 50,000 shares of our common stock at fair market value on the date of grant, which option award generally vests quarterly over a one-year period, with such anniversary awards generally issued in June of each year in connection with our annual stockholder meeting. A Director’s award has a term of ten years and, upon the termination of the Director’s service, the Director has from eighteen months up to thirty months (depending on the Director’s tenure) in which to exercise the vested portion of the Director’s options prior to forfeiture; but, in no event will the option be exercisable beyond the original 10-year term.
The following table summarizes compensation of our non-employee Directors in 2022:

Name(a)	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	RSU Awards ($)(2)	Total ($)
Hardy TS Kagimoto	20,000	—	—	20,000
Katherine Kalin	29,466	—	—	29,466
Ismail Kola	48,099	48,000	39,998	136,097
Lorin J. Randall	34,109	—	—	34,109
Baiju R. Shah	27,000	—	—	27,000
Kenneth Traub	20,916	48,000	24,999	93,915
Jane Wasman	28,977	48,000	24,999	101,976
Jack L. Wyszomierski	27,643	48,000	24,999	100,642
(1)    The amount in this column is a combination of cash payments made to Directors for services rendered in the first two quarters of 2022 and expense reimbursements.
(2)    The amounts in this column reflect the full grant date fair value of the equity awards made during the fiscal year ended December 31, 2022, in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note C to the accompany audited consolidated financial statements. On September 16, 2022, Ms. Wasman, Dr. Kola, Mr. Traub and Mr. Wyszomierski were each awarded stock options for 32,042 shares of common stock.. Additionally, on September 16, 2022, Mr. Traub, Ms. Wasman, and Mr. Wyszomierski were awarded restricted stock units for 12,820 shares of common stock, and Dr. Kola was awarded restricted stock units for 20,512 shares of common stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2022, unless otherwise indicated.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted- average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (1)
Equity compensation plans approved by security holders	1,517,105	$41.94	291,388
Equity compensation plans not approved by security holders (3)	28,575	$23.17	—
Total	1,545,680		291,388
_________________
(1)Included in column (a) and (c) are both stock option and RSU awards under our equity compensation plans.
(2)Reflects the weighted-average exercise price of outstanding stock options only, as opposed to RSUs that do not have an exercise price. The weighted average exercise price of all outstanding stock option awards under our plans is $34.79 and the weighted average remaining term is 5.13 years.
(3)28,575 of the shares of common stock included in this plan category are issuable pursuant to outstanding awards under the Athersys, Inc. Equity Incentive Compensation Plan. This plan expired on June 8, 2017; therefore, no new awards can be issued under this plan. The remaining 429,500 shares reflect non-qualified stock option Inducement Awards. The term of each option award is generally 10 years. See Note H to the accompanying audited consolidated financial statements for more information.
Beneficial Ownership of Common Stock
The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 10, 2023 (unless otherwise indicated below) by:
•each person known by us to beneficially own more than 5% of our common stock;
•each of our Directors;
•each of the executive officers named in the 2022 Summary Compensation Table; and
•all of our current Directors and executive officers as a group.
We determined beneficial ownership in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that could be issued upon the exercise of outstanding options and RSUs held by that person that are exercisable within 60 days of March 10, 2023 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person.
Percentage ownership calculations for beneficial ownership for each person or entity are based on 18,447,222 shares of common stock outstanding as of March 10, 2023.
Except as indicated in the footnotes to this table and pursuant to state community property laws, each stockholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares	Percent of Class
Greater Than 5% Stockholders
None
Directors and Executive Officers
Daniel Camardo(1)	345,341	*
Joseph Nolan(2)	—	*
Ismail Kola(3)	41,512	*
Jane Wasman(4)	17,821	*
Jack Wyszomierski(5)	29,820	*
Kasey Rosado(2)	—	*
Maia Hansen(6)	44,195
William (BJ) Lehmann(7)	18,661	*
John Harrington(7)	27,169	*
Ivor Macleod(7)	5,731	*
All Current Directors and executive officers as a group (7 persons)	478,689	0.3
*    Less than 1%.
(1)    Includes vested options for 298,673 shares of common stock at a weighted average exercise price of $3.72 per share that vest within 60 days of March 10, 2023.
(2)    Both Mr. Nolan and Ms. Rosado currently own, nor will they own any shares within 60 days of March 10, 2023
(3)    Includes vested options for 41,512 shares of common stock at a weighted average exercise price of $25.06 per share that vest within 60 days of March 10, 2023.
(4)    Includes vested options for 17,821 shares of common stock at a weighted average exercise price of $13.64 per share that vest within 60 days of March 10, 2023.
(5)    Includes vested options for 29,820 shares of common stock at a weighted average exercise price of $27.67 per share that vest within 60 days of March 10, 2023.
(6)    Includes vested options for 44,195 shares of common stock at a weighted average exercise price of $18.32 per share that vest within 60 days of March 10, 2023.
(7)    The beneficial ownership amounts for the former executive officers that departed the Company in connection with the Executive Transition is based on their last Form 4s filed with the SEC, as we have no insight to their current holdings after such departure.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Person Transaction
We give careful attention to related person transactions because they may present the potential for conflicts of interest. We refer to “related person transactions” as those transactions, arrangements, or relationships in which:
•we were, are or are to be a participant;
•the amount involved exceeds $120,000; and
•any of our Directors, Director nominees, executive officers or greater-than five percent stockholders (or any of their immediate family members) had or will have a direct or indirect material interest.
To identify related person transactions in advance, we rely on information supplied by our executive officers, Directors and certain significant stockholders. We maintain a comprehensive written policy for the review, approval or ratification of related person transactions, and our Audit Committee reviews all related person transactions identified by us. The Audit Committee approves or ratifies only those related person transactions that are determined by it to be, under all of the circumstances, in the best interest of the Company and its stockholders. Other than our arrangement described below with Healios, which owned greater than 5% of our common stock during 2022, no related person transactions occurred in fiscal 2022 that required a review by the Audit Committee.
Since 2016, we have had a collaboration with Healios to develop and commercialize MultiStem for the treatment of certain indications in Japan pursuant to the terms of a license agreement. In 2022, we received net payments from Healios of approximately $4.3 million for services performed in connection with the collaboration.
Director Independence

The Board reviews the independence of each Director at least annually. During these reviews, the Board will consider transactions and relationships between each Director (and his or her immediate family and affiliates) and the Company and our management to determine whether any such transactions or relationships are inconsistent with a determination that the Director was independent. The Board conducted its annual review of Director independence to determine if any transactions or relationships exist that would disqualify any of the individuals who serve as a Director under the rules of the Nasdaq Capital Market or require disclosure under SEC rules. Based upon the foregoing review, the Board determined the following individuals are independent under the rules of the Nasdaq Capital Market: Ismail Kola, Joseph Nolan Jane Wasman, and Jack L. Wyszomierski. The Board also determined that the following individuals who served on the Board during 2022 were independent under the rules of the Nasdaq Capital Market: Katherine Kalin, Lorin J. Randall and Baiju R. Shah. Currently, we have one member of management that also serve on the Board: Daniel Camardo, who is also our Chief Executive Officer. Daniel Camardo is not considered independent under the independence rules of the NASDAQ Capital Market.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
Audit Fees. Fees paid to Ernst & Young LLP for the audit of the annual consolidated financial statements included in the Company’s Annual Reports on Form 10-K, for the reviews of the consolidated financial statements included in the Company’s Forms 10-Q and for services related to registration statements were $415,076 for the fiscal year ended December 31, 2022 and $661,000 for the fiscal year ended December 31, 2021.
Audit-Related Fees. There were no fees paid to Ernst & Young LLP for audit-related services in 2022 or 2021.
Tax Fees. Fees paid to Ernst & Young LLP associated with tax compliance and tax consultation were $25,017 and $72,000 for the fiscal years ended December 31, 2022 and 2021, respectively.
All Other Fees. There were no other fees paid to Ernst & Young LLP in 2022 or 2021.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted a formal policy on auditor independence requiring the pre-approval by the Audit Committee of all professional services rendered by the Company’s independent auditor prior to the commencement of the specified services.
For the fiscal year ended December 31, 2022 and 2021, 100% of the services described above were pre-approved by the Audit Committee in accordance with the Company’s formal policy on auditor independence.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
The following consolidated financial statements of Athersys, Inc. are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flow for each of the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

3.5
Certificate of Amendment to Certificate of Incorporation of Athersys, Inc., as amended, effective as of August 26, 2022 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on August 29, 2022)

4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.3 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 16, 2020)

4.2
Common Stock Purchase Warrant (ARDS) issued to HEALIOS K.K. by Athersys, Inc. dated August 5, 2021 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

4.3
Common Stock Purchase Warrant (Ischemic Stroke) issued to HEALIOS K.K. by Athersys, Inc. dated August 5, 2021 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on August 17, 2022).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on August 17, 2022).

4.6	Form of Warrant Amendment (incorporate herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on September 22, 2022).

4.6	Form of New Warrant (incorporate herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on September 22, 2022).

4.7	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 10, 2022).

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 10, 2022).

10.1*
Exclusive License Agreement, dated as of May 17, 2002, by and between Regents of the University of Minnesota and MCL LLC, assumed by ReGenesys, LLC through operation of merger on November 4, 2003 (incorporated herein by reference to Exhibit 10.34 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on June 14, 2007)

10.2
Form Indemnification Agreement for Directors, Officers and Directors and Officers (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 000-52108) filed with the Commission on August 6, 2007)

10.3†
Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.4†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.48 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission No. 001-33876) filed with the Commission on March 25, 2011)

10.5†
Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-212119) filed with the Securities and Exchange Commission on June 20, 2016)

10.6†
Form of Nonqualified Stock Option Agreement for Non-Employee Directors pursuant to the Athersys, Inc. Amended and Restated 2007 Long-Term Incentive Plan (Amended and Restated Effective June 16, 2011) (incorporated herein by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 6, 2011)

10.7†
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2011)

10.8†
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on June 20, 2013)

10.9
License Agreement by and between ABT Holding Company and HEALIOS K.K., dated as of January 8, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 5, 2016)

10.10
First Amendment to License Agreement, dated as of July 21, 2017, by and between ABT Holding Company and HEALIOS K.K. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2017)

10.11
Second Amendment to License Agreement, dated as of September 19, 2017, by and between ABT Holding Company and HEALIOS K.K. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 8, 2017)

10.12
Investor Rights Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of March 13, 2018 (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 10, 2018)

10.13*
Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of June 6, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 9, 2018)

10.14
Amendment No. 1 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 31, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 6, 2018)

10.15
Amendment No. 2 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of December 6, 2018 (incorporated herein by reference to Exhibit 10.44 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2019)

10.16
Amendment No. 3 to Collaboration Expansion Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of December 14, 2018 (incorporated herein by reference to Exhibit 10.45 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2019)

10.17†
Summary of Athersys, Inc. 2022 Cash Bonus Incentive Plan (incorporated herein by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K (Commission No. 001-33876) filed with the Commission on March 15, 2022

10.18†
Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-8 (Registration No. 333-232075) filed with the Commission on June 12, 2019)

10.19†
Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.20†
Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.21†
Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.22†
Form of Restricted Stock Unit Agreement (Executives) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.23†
Form of Restricted Stock Unit Agreement (Non-Executive) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 7, 2019)

10.24†
Form of Incentive Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.25†
Form of Non-Qualified Stock Option Agreement pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.26†
Form of Non-Qualified Stock Option Agreement (Directors) pursuant to the Athersys, Inc. 2019 Equity and Incentive Compensation Plan for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.27†
Form of Notice of Amendment to Option Rights for Employees (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 10, 2020).

10.28†
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

10.29
Separation Letter, dated as of February 15, 2021, by and between Athersys, Inc. and Dr. Gil Van Bokkelen (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on February 16, 2021).

10.30#
Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

10.31
Amendment to Cooperation Agreement, dated as of August 5, 2021, by and among Athersys, Inc. and HEALIOS K.K. and Dr. Tadahisa Kagimoto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

10.32
Amendment to Investor Rights Agreement, by and between Athersys, Inc. and HEALIOS K.K., dated as of August 5, 2021 (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on November 15, 2021)

10.33
Form of Securities Purchase Agreement, dated as of August 15, 2022, between Athersys, Inc. and each purchaser named in the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on August 17, 2022)

10.34
Form of Securities Purchase Agreement Amendment, dated as of September 22, 2022, between Athersys, Inc. and each purchaser named in the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on September 22, 2022)

10.35
Form of Securities Purchase Agreement, dated as of November 10, 2022, between Athersys, Inc. and each purchaser named in the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on November 10, 2022)

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

32.1
Certification of Daniel A. Camardo, Chief Executive Officer and Director, and Kasey Rosado, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Athersys’ Annual Report on Form 10-K for the period ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss (iii) the Condensed Consolidated Statement of Shareholders’ Equity (iv) the Condensed Consolidated Statement of Cash Flows (v) Notes to Condensed Consolidated Financial Statements and (vi) document and entity information.

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
# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, State of Ohio, on March 31, 2023.

ATHERSYS, INC.

By:	/s/ Daniel A. Camardo
Daniel A. Camardo
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Daniel A. Camardo	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023
Daniel A. Camardo

/s/ Kasey Rosado	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Kasey Rosado

*
Jack L. Wyszomierski	Director	March 31, 2023

*
Ismail Kola	Chairman of the Board and Director	March 31, 2023

*
Jane Wasman	Director	March 31, 2023

*
Joseph Nolan	Director	March 31, 2023

*    Daniel A. Camardo, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above named and designated directors of the Company pursuant to Powers of Attorney executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Daniel A. Camardo
Daniel A. Camardo
Attorney-in-fact