Form 10-Q
period 2023-03-31
ATHERSYS, INC / NEW
filed 2023-05-15
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of May 11, 2023 was 20,870,888.

ATHERSYS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,121	$9,038
Accounts receivable from Healios	716	716
Prepaid clinical trial costs	2,747	2,747
Prepaid expenses and other	1,252	1,034
Total current assets	7,836	13,535
Operating right-of-use assets, net	7,591	7,846
Property and equipment, net	4,079	4,214
Deposits and other	2,126	2,136
Total assets	$21,632	$27,731
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,959	$27,765
Operating lease liabilities, current	675	746
Accrued compensation and related benefits	654	1,090
Accrued clinical trial related costs	7,258	7,231
Accrued expenses and other	974	1,078
Warrant liability	1,163	534
Total current liabilities	39,683	38,444
Operating lease liabilities, non-current	7,762	7,939
Advance from Healios	5,199	5,199
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized with 18,448,489 and 17,986,147 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	632,660	632,009
Accumulated deficit	(663,689)	(655,878)
Total stockholders’ equity (deficit)	(31,011)	(23,851)
Total liabilities and stockholders’ equity	$21,633	$27,731
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues
Contract revenue from Healios	$—	$2,912
Total revenues	—	2,912
Costs and expenses
Research and development	4,467	20,944
General and administrative	2,815	4,099
Depreciation	52	247
Total costs and expenses	7,334	25,290
Loss from operations	(7,334)	(22,378)
Other income, net	(477)	162
Net loss and comprehensive loss	$(7,811)	(22,216)
Net loss per share, basic and diluted	$(0.43)	$(2.27)
Weighted average shares outstanding, basic and diluted	18,292	9,768
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares[1]	Par Value
Balance at December 31, 2022	—	$—	17,986,147	$18	$632,009	$(655,878)	$(23,851)
Stock-based compensation	—	—	—	—	707	—	707
Stock Issue- warrant exercise	—	—	344,170	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—
Issuance of common stock under equity compensation plan	—	—	118,172	—	(56)	—	(56)
Net and comprehensive loss	—	—	—	—	—	(7,811)	(7,811)
Balance at March 31, 2023	—	—	18,448,489	18	632,660	(663,689)	(31,011)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares 1	Par Value
Balance at December 31, 2021	—	$—	9,713,767	$10	$599,703	$(583,344)	$16,369
Stock-based compensation	—	—	—	—	1,410	—	1,410
Stock Issue- warrant exercise	—	—	—	—	—	—	—
Issuance of common stock	—	—	129,333	—	4,803	—	4,803
Issuance of common stock under equity compensation plan	—	—	148,611	—	(58)	—	(58)
Net and comprehensive loss	—	—	—	—	—	(22,216)	(22,216)
Balance at March 31, 2022	—	—	9,991,711	10	605,857	(605,560)	307
See accompanying notes to unaudited condensed consolidated financial statements.

1 Reflects the 1-for-25 reverse stock split that became effective August 26, 2022. Refer to Note 1, “Background and Basis of Presentation.”

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Operating activities
Net loss	(7,811)	$(22,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	247
Stock-based compensation	707	1,410
Change in fair value of warrant liabilities	629	—
Changes in operating assets and liabilities:
Accounts receivable from Healios - billed and unbilled	—	(229)
Prepaid expenses, deposits and other	22	(217)
Accounts payable, accrued expenses and other	435	1,975
Deferred revenue - Healios	—	(1,138)
Net cash used in operating activities	(5,966)	(20,168)
Investing activities
Proceeds from the sale of equipment	105	—
Purchases of equipment	—	(186)
Net cash provided (used) in investing activities	105	(186)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	—	4,802
Shares retained for withholding tax payments on stock-based awards	(56)	(58)
Net cash (used) provided by financing activities	(56)	4,744
Decrease in cash and cash equivalents	(5,917)	(15,610)
Cash and cash equivalents at beginning of the period	9,038	37,407
Cash and cash equivalents at end of the period	$3,121	$21,797
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Month Periods Ended March 31, 2023 and 2022
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
At March 31, 2023, we had cash and cash equivalents of $3.1 million. We will need substantial additional funding to develop our MultiStem product candidate and to continue our operations. Significant additional capital will be required to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. For the foreseeable future, our ability to continue our operations is dependent upon the ability to obtain additional funding through public or private equity offerings, debt financings, collaborations and/or licensing arrangements. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval and commercialization efforts, which would adversely affect our business prospects, and we likely will be unable to continue operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

3. Accounting Standards Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326): Effective Dates, delaying the effective date for smaller reporting companies until January 2023. The impact of adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
4. Net Loss per Share
Basic and diluted net loss per share have been computed using the weighted-average number of shares of our common stock outstanding during the period.
As of March 31, 2023, we have outstanding options, restricted stock units and warrants that were not used in the calculation of diluted net loss per share because to do so would be antidilutive. As of March 31, 2023, we had warrants outstanding to purchase an aggregate of 400,000 shares of our common stock that were issued to HEALIOS K.K. (“Healios”) in August 2021 and are not yet exercisable according to their terms. Additionally, as of March 31, 2023, we had outstanding warrants to purchase 1,920,000, 2,000,000, and 9,109,090 shares of our common stock that were issued in August 2022, September 2022, and November 2022, respectively. Refer to Note 8 for additional information.
The following instruments were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

	Three months ended March 31,
	2023	2022
Stock options	1,196,530	1,307,832
Restricted stock units	859,282	66,258
Warrants - refer to Note 8	13,429,090	400,000
Total	15,484,902	1,774,090

5. Property and Equipment, net

	For the periods ended
Property and equipment consists of (in thousands):	March 31, 2023	December 31, 2022
Laboratory equipment	7,244	$7,576
Office equipment and leasehold improvements	3,934	3,934
Equipment and leasehold improvements not yet in service	2,313	2,313
	13,491	13,823
Accumulated depreciation and amortization	(9,412)	(9,609)
	$4,079	$4,214
(9,412)
Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. In June 2022, we announced a restructuring plan (the “Plan”) of our organization with the intention of significantly reducing expenses, conserving cash, improving the focus of the Company’s activities and becoming more attractive to potential financial and strategic partners. The Plan included a significant reduction in our workforce and changes to our management team. The Plan also includes the reduction of our internal research function, the decommissioning of certain equipment and pausing our manufacturing and process development efforts toward commercializing our MultiStem product candidate. As a result of these actions, during 2022, we recorded impairment charges of approximately $7.2 million to adjust the carrying amount of certain equipment assets to the estimated market value of similar assets, we have not recorded any additional impairment during the period ending March 31, 2023. The impairment charges were included in research and development costs and expenses on the condensed consolidated statements of operations and comprehensive loss starting in June 2022.

As part of the Plan, we have disposed of gross assets of approximately $0.3 million with accumulated depreciation of $0.2 million, for a gain of approximately $0.1 million the period ended March 31, 2023. We had no disposals for the period ended March 31, 2022.
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
In August 2021, the Company and Healios entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, which provided for clarification under and modified the existing agreements between the parties. It also provided Healios with deferral of certain milestone payments. Under the Framework Agreement, the Company was entitled to payments for reimbursable services of which $0.7 million and $1.6 million are included in accounts receivable from Healios at March 31, 2023 and March 31, 2022, respectively.
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
In August 2021, we also issued two warrants (together, the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 400,000 shares of our common stock. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of March 31, 2023, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable. Refer to Note 8 for further information.
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
Under the Framework Agreement, it was determined there was one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. We determined the transaction price included estimated payments for reimbursable services to be performed by us for Healios and the $3.0 million milestone payment. We allocated the total transaction price to this one performance obligation. We began recognizing revenue in the third quarter of 2021 as the services were being performed. At March 31, 2023, the services related to this performance obligation are largely complete and consist of minimal close-out activities which are immaterial. During the three months ended March 31, 2023 we recognized no revenue associated with this performance obligation, compared to $2.8 million for three months ended March 31, 2022. We recognized no revenue for three months ended March 31, 2023 and March 31, 2022 from performance obligations satisfied in previous periods.
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
Disaggregation of Revenues
We recognize product supply revenue at a point in time upon delivery, as defined in the applicable product supply contracts, while service revenue is recognized when earned over time. The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$—	$—	$—	$—
Service revenue	—	—	—	2,912
Total disaggregated revenues	$—	$—	$—	$2,912

7. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception an aggregate of approximately 1,700,000 shares of our common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of March 31, 2023, a total of 627,290 shares (including 11,289 shares related to an expired incentive plan) of common stock have been issued under our equity incentive plans.
As of March 31, 2023, a total of 27,491 shares were available for issuance under our EICP, and stock-based awards representing 1,626,312 (including 28,404 shares related to an expired incentive plan) of common stock were outstanding. Additionally, inducement stock options granted outside of our equity incentive plans to purchase 429,500 shares of common stock were outstanding at March 31, 2023. For the three months ended March 31, 2023 and 2022, stock-based compensation expense was approximately $0.7 million and $1.4 million, respectively. At March 31, 2023, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $4.6 million, which is expected to be recognized by the end of 2026 using the straight-line method.
8. Stockholders’ Equity and Warrants
At March 31, 2023 and March 31, 2022, we had 600,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of March 31, 2023 and 2022.
August 2022 Securities Purchase Agreement
On August 15, 2022, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P. received a placement fee of approximately $0.8 million and approximately $0.1 million for the reimbursement of expenses.
On August 15, 2022, the Company entered into a securities purchase agreement (the “August 2022 Purchase Agreement”) with an investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 1,200,000 shares of the Company’s common stock, (ii) pre-funded warrants (the “August 2022 Pre-Funded Warrants”) exercisable for an aggregate of 720,000 shares of common stock and (iii) warrants (the “August 2022 Common Warrants”) exercisable for an aggregate of 1,920,000 shares of common stock, in combinations of one share of common stock or one August 2022 Pre-Funded Warrant and one August 2022 Common Warrant for a combined purchase price of $6.25 (less $0.0025 for any August 2022 Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the August 2022 Purchase Agreement, the August 2022 Pre-Funded Warrants were exercisable upon issuance, and the August 2022 Common Warrants were exercisable upon the six-month anniversary of issuance for a five-year period. Under the August 2022

Purchase Agreement, each August 2022 Pre-Funded Warrant was exercisable for one share of common stock at a price per share of $0.0025 and each August 2022 Common Warrant was exercisable for one share of common stock at a price per share of $6.385. The offering closed on August 17, 2022 and the Company received net proceeds of approximately $11.0 million, after giving effect to the payment of placement fees and expenses. On August 29, 2022, the August 2022 Pre-Funded Warrants were exercised in full and re-measured to fair value. Upon remeasurement and exercise, we recorded a gain of $0.8 million to adjust the warrant liability associated with the August 2022 Pre-Funded Warrants to fair value and reclassified the $3.8 million warrant liability to additional paid-in capital. The fair value adjustment is recorded in other income, net on the condensed consolidated statement of operations and comprehensive loss.
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
On September 22, 2022, in consideration of the August 2022 Purchase Agreement Amendment, and without receiving any cash proceeds, the Company issued to the investor additional warrants exercisable for 2,000,000 shares of common stock (the “September Warrants”) at a price of $6.385 for a seven-year period after the six-month anniversary of the date of issuance thereof.
November 2022 Securities Purchase Agreement
On November 9, 2022, the Company entered into a placement agency agreement with A.G.P. pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P received a placement fee of approximately $0.4 million and approximately $0.1 million for the reimbursement of expenses.
On November 9, 2022, the Company entered into a securities purchase agreement (the “November 2022 Purchase Agreement”) with investors, pursuant to which the Company agreed to issue and sell, in a public offering, (i) an aggregate of 3,927,275 shares of the Company’s common stock, (ii) pre-funded warrants (the “November 2022 Pre-Funded Warrants”) exercisable for an aggregate of 1,077,270 shares of common stock and (iii) warrants (the “November 2022 Common Warrants”) exercisable for an aggregate of 10,009,090 shares of common stock, in combinations of one share of common stock or one November 2022 Pre-Funded Warrant and two November 2022 Common Warrants for a combined purchase price of $1.10 (less $0.0001 for any November 2022 Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the November 2022 Purchase Agreement, the November 2022 Pre-Funded Warrants and November 2022 Common Warrants were exercisable upon issuance. Under the November 2022 Purchase Agreement, each November 2022 Pre-Funded Warrant was exercisable for one share of common stock at a price per share of $0.0001 and each November 2022 Common Warrant is exercisable for one share of common stock at a price per share of $1.10 for a five-year period after the date of issuance. The offering closed on November 10, 2022 and the Company received net proceeds of approximately $5.0 million, after giving effect to the payment of placement fees and expenses. The November 2022 Pre-Funded Warrants were exercised in full at the closing.
The Company has assessed the Pre-Funded Warrants, the Common Warrants and the September Warrants (collectively, the “Warrants”) for appropriate equity or liability classification pursuant to the Company’s accounting policy as described in Note C, in our Annual Report on Form 10-K. The Warrants contain a provision pursuant to which the warrant holder has the option to receive cash in the event there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). The Warrants meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging and do not meet the derivative scope exception. As a result, the Warrants were initially recorded as liabilities and measured at fair value using the Black-Scholes valuation model. Issuance costs of $0.5 million were allocated to the Pre-Funded Warrants and Common Warrants and recorded in other income, net on the condensed consolidated statement of operations and comprehensive loss in the three ended September 30, 2022. The remaining issuance costs of $0.4 million were allocated to the Common Stock and recorded in additional paid-in capital. During the three months ended March 31, 2023, the Company recognized a net gain of 0.8 million for the fair value adjustment related to the warrant liabilities. As of March 31, 2023, the fair value of the warrant liabilities was $1.2 million.
April 2023 Securities Purchase Agreement
On April 18, 2023, the Company entered into a placement agency with A.G.P. pursuant to which A.G.P. agreed to serve as the exclusive placement agent for the issuance and sale of the Shares and Warrants. A.G.P. received a placement fee of approximately $0.2 million and approximately $0.1 million for the reimbursement of expenses.

On April 18, 2023, the Company entered into a securities purchase agreement (the “April 2023 Purchase Agreement”) with investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 2,315,000 shares of the Company’s common stock and (ii) pre-funded warrants (the “ April 2023 Pre-Funded Warrants”) exercisable for an aggregate of 1,370,000 shares of Common Stock, together with warrants (the “Common Warrants” and, collectively with the April 2023 Pre-Funded Warrants, the “April Common Warrants”) exercisable for an aggregate of 3,685,000 shares of the Company’s common stock in a private placement, in combinations of one share or one April 2023 Pre-Funded Warrant and one April Common Warrant for a combined purchase price of $1.00. Subject to certain ownership limitations, the April 2023 Pre-Funded Warrants are exercisable upon issuance, and the April Common Warrants are exercisable upon the six-month anniversary of issuance. Each April 2023 Pre-Funded Warrant is exercisable for one share of common stock at a price per share of $0.0001 (as adjusted from time to time in accordance with the terms thereof) and does not expire. Each April 2023 Common Warrant is exercisable into one share of common stock at a price per share of $0.96 (as adjusted from time to time in accordance with the terms thereof) for a seven-year period after the six-month anniversary of the date of issuance. The offering closed on April 19, 2023, and received net proceeds of approximately $3.4 million, after giving effect to the payment of placement fees and expenses.
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
Equity Purchase Agreement
We previously had equity purchase agreements in place since 2011 with Aspire Capital that provided us the ability to sell shares to Aspire Capital from time to time. On May 12, 2022, we entered into an agreement (the “2022 Equity Facility”) that included Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2022 Equity Facility were similar to the previous equity facilities with Aspire Capital. Our prior equity facility that was entered into in June 2021, or the 2021 Equity Facility, and includes Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2021 Equity Facility are similar to the previous equity facilities with Aspire Capital, and we filed a registration statement for the resale of 1,600,000 shares of our common stock in connection with the 2021 Equity Facility. Our prior equity facility that was entered into in 2019, that was fully utilized and terminated during the third quarter of 2021.
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
During quarter ended March 31, 2022, we sold 272,000 shares to Aspire Capital at average prices of $17.66 per share.
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
A reconciliation of the beginning and ending balances for the warrant liabilities which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance December 31, 2022	$(534,000)
Fair Value Adjustment - March 31, 2023	(629,000)
Balance March 31, 2023	$(1,163,000)
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
The following table sets forth certain details associated with the restructuring charges incurred in the three months ended March 31, 2023 and the obligations recorded for the expenses associated with the Plan (in thousands). It is anticipated the Plan will be completed by mid-2023.

	Balances		Cash	Balances
	December 31, 2022	Charges	(payments)	March 31, 2023
Employee severance and benefits	935	$—	$(370)	$565
Legal and professional fees	35	15	(23)	27
Other	15	—	—	15
	$985	$15	$(393)	$607

The current portion of our restructuring accrual is included in accrued compensation and related benefits and accounts payable and there is no long-term portion of our restructuring accrual.
Restructuring charges are recorded general and administrative costs and expenses for the three months ended March 31, 2023.
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
The utilization of net operating loss and tax credit carryforward generated prior to October 2012 (the “Section 382 Limited Attributes”) is substantially limited under Section 382 of the Internal Revenue Code of 1986, as amended, (the “IRC”). We generated U.S. federal net operating loss carryforwards of $348.1 million, research and development tax credits of $24.4 million, and state and local net operating loss carryforwards of $140.3 million since 2012. Utilization of some of the federal and state net operating loss and tax credit carryforwards generated after October 2012 may be subject to additional annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study subsequent to October 2012 as of March 31, 2023. We will update our analysis under Section 382 prior to using these attributes.

12. Subsequent Event
On April 13, 2023, we received notice from The Nasdaq Stock Market (“Nasdaq”) that we had not regained compliance with the minimum market value of $35 million. On April 14, 2023, we filed our request for a hearing and our common stock is currently not being delisted pending the outcome of the hearing with Nasdaq Hearing Panel (the “Panel”). There can be no assurance that such appeal will be successful or that the Company will be able to regain compliance with the $35 million minimum market value or maintain compliance with other Nasdaq listing requirements. If the Company’s appeal is denied or if it fails to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, the Common Stock will be subject to delisting from Nasdaq.
On April 17, 2023, the Company amended the August Warrants and the September Warrants to, among other things, reduce the exercise price to $0.96 per share with respect to 1,920,000 shares of Common Stock covered by the August Warrants and 1,760,000 shares of Common Stock covered by the September Warrants.
On April 18, 2023, the Company entered into a placement agency with A.G.P. pursuant to which A.G.P. agreed to serve as the exclusive placement agent for the issuance and sale of the Shares and Warrants. A.G.P. received a placement fee of approximately $0.2 million and approximately $0.1 million for the reimbursement of expenses.
On April 18, 2023, the Company entered into a securities purchase agreement (the “April 2023 Purchase Agreement”) with investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 2,315,000 shares of the Company’s common stock and (ii) pre-funded warrants (the “ April 2023 Pre-Funded Warrants”) exercisable for an aggregate of 1,370,000 shares of Common Stock, together with warrants (the “Common Warrants” and, collectively with the April 2023 Pre-Funded Warrants, the “April Common Warrants”) exercisable for an aggregate of 3,685,000 shares of the Company’s common stock in a private placement, in combinations of one share or one April 2023 Pre-Funded Warrant and one April Common Warrant for a combined purchase price of $1.00. Subject to certain ownership limitations, the April 2023 Pre-Funded Warrants are exercisable upon issuance, and the April Common Warrants are exercisable upon the six-month anniversary of issuance. Each April 2023 Pre-Funded Warrant is exercisable for one share of common stock at a price per share of $0.0001 (as adjusted from time to time in accordance with the terms thereof) and does not expire. Each April 2023 Common Warrant is exercisable into one share of common stock at a price per share of $0.96 (as adjusted from time to time in accordance with the terms thereof) for a seven-year period after the six-month anniversary of the date of issuance. The offering closed on April 19, 2023, and received net proceeds of approximately $3.4 million, after giving effect to the payment of placement fees and expenses.
On April 21, 2023, we made the decision to and notified our landlord for the Stow facility that we surrendered possession of the property and returned the keys to the landlord. As a result of the impact this will have to operating results and cash flows, the Company has determined impairment indicators exist and will report any potential impairment charges within the quarterly report for quarter ending June 30, 2023, for assets including operating right of use assets.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results are not necessarily indicative of results that may occur in future periods.
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
In addition to the workforce reductions, in an effort to conserve cash and maintain adequate liquidity, we suspended operations in a number of areas including the reduction of our internal research function, plans for decommissioning certain equipment and suspending our manufacturing and process development efforts toward commercializing our MultiStem product candidate, if approved, as discussed below. We are currently unable to predict the duration of the suspension, and we plan to continue limited operations until we obtain additional funding. Our current development activities are limited to progressing our pivotal Phase 3 clinical trial of MultiStem cell therapy for the treatment of ischemic stroke, referred to as MASTERS-2 and supporting the Phase 2 clinical trial evaluating MultiStem cell therapy for the early treatment of traumatic injuries and the subsequent complications that result following severe trauma being conducted by UTHealth, at the Memorial Hermann-Texas Medical Center, or UTHealth, in Houston, Texas one of the busiest Level 1 trauma centers in the United States.
As of May 11, 2023, we had accounts payable of $27.5 million, of which over 75% is owed to our primary contract manufacturer, that is currently due and we only had cash and cash equivalents of $3.6 million. We are actively working with our primary contract manufacturer to reach an agreement to address the outstanding accounts payable and continue our partnership going forward. The terms of any such agreement may entail our issuance of a convertible promissory note in exchange for a substantial reduction in the outstanding accounts payable, although there can be no assurance that we will be able to reach an agreement on terms acceptable to us or at all. To conserve cash, we have been managing our disbursements and working with our suppliers and service providers to address the outstanding accounts payable. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
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
The MASTERS-2 study has received several regulatory designations and regulatory agreements including Special Protocol Assessment agreement, or SPA, Fast Track designation, Regenerative Medicine Advanced Therapy, or RMAT, designation and initial pediatric study plan, or iPSP agreement, from the U.S. Food and Drug Administration, or FDA, as well as a Final Scientific Advice positive opinion, Advanced Therapy Medicinal Product, or ATMP, quality certification and pediatric investigation plan, or PIP, agreement from the European Medicines Agency, or EMA.
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
In addition, HEALIOS K.K., or Healios, our collaborator in Japan, conducted a clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke. In May 2022, Healios reported topline results for the TREASURE study. While the TREASURE trial did not reach statistical significance on its primary endpoint, Excellent Outcome at 90 days, it did demonstrate improvement in pre-

specified measures of functional “independence” and good outcomes, such as mRS < 2, Barthel Index > 95 and Global Recovery.
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
On April 21, 2023, we made the decision to and notified our landlord for the Stow facility that we surrendered possession of the property and returned the keys to the landlord. As a result of the impact this will have to operating results and cash flows, the Company has determined impairment indicators exist and will report any potential impairment charges within the quarterly report for quarter ending June 30, 2023, for assets including operating right of use assets.
We have agreements with our primary contract manufacturing organization for the manufacture of our MultiStem product candidate to supply our planned and ongoing clinical trials. In June 2022, we suspended these agreements and are attempting to negotiate payment terms. There can be no guarantee, however, that we will be successful in such negotiations. Under the terms of these agreements, we currently owe this contract manufacturing organization approximately $21.5 million and have significant future financial commitments to support our bioreactor manufacturing initiatives. We also were engaged in process development initiatives intended to increase manufacturing scale, reduce production costs and enhance process controls and product quality. These initiatives and the related investments were meant to enable us to meet potential commercial demand in the event of eventual regulatory approval. We have also paused these initiatives as we work to obtain additional funding. Additionally, as part of our cost cutting initiatives, we have scaled back all activities intended to enable MultiStem commercialization, e.g., product branding, product reimbursement and marketing strategies.
Financial
We have entered into a series of agreements with Healios, our collaborator in Japan and one of our largest stockholder. Under the collaboration that began in 2016, Healios is responsible for the development and commercialization of the MultiStem product for the licensed fields in the licensed territories, and we provide services to Healios for which we are compensated. Each license agreement with Healios has defined economic terms, and we may receive success-based milestone payments, some of which may be subject to credits. In August 2021, we entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, with Healios, which provides for resolution of certain issues under the existing agreements between the parties and reframes our collaboration to set the stage for productive efforts as Healios and our collaboration move towards commercialization of MultiStem in Japan. It also provides Healios with deferral of certain milestone payments during the expensive initial commercial launch period. Also, we are entitled to receive tiered royalties on net product sales, as defined in the license agreements.
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

On April 17, 2023, the Company amended the August Warrants and the September Warrants to, among other things, reduce the exercise price to $0.96 per share with respect to 1,920,000 shares of Common Stock covered by the August Warrants and 1,760,000 shares of Common Stock covered by the September Warrants.
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
On April 18, 2023, the Company entered into a securities purchase agreement, or the April 2023 Purchase Agreement, with investors, pursuant to which the Company agreed to issue and sell, in a public offering, (i) an aggregate of 2,315,000 shares of the Company’s common stock and (ii) pre-funded warrants, or the April 2023 Pre-Funded Warrants, exercisable for an aggregate of 1,370,000 shares of Common Stock, together with warrants, or the April 2023 Common Warrants and, collectively with the April 2023 Pre-Funded Warrants, the April 2023 Warrants, exercisable for an aggregate of 3,685,000 shares of common stock in a private placement, in combinations of one share or one April 2023 Pre-Funded Warrant and one April 2023 Common Warrant for a combined purchase price of $1.00, in a private placement. Subject to certain ownership limitations, the April 2023 Pre-Funded Warrants are exercisable upon issuance, and the April 2023 Common Warrants are exercisable upon the six-month anniversary of issuance. Each April 2023 Pre-Funded Warrant is exercisable for one share of common stock at a price per share of $0.0001 (as adjusted from time to time in accordance with the terms thereof) and does not expire. Each April 2023 Common Warrant is exercisable into one share of common stock at a price per share of $0.96 (as adjusted from time to time in accordance with the terms thereof) for a seven-year period after the six-month anniversary of the date of issuance. The offering closed on April 19, 2023, and received net proceeds of approximately $3.4 million, after giving effect to the payment of placement fees and expenses.
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

Three Months Ended March 31, 2023 and 2022
Revenues. Revenues for the three months ended March 31, 2023 were $0.0 million compared to $2.9 million for the three months ended March 31, 2022. The revenues are primarily associated with services provided to Healios under the Framework Agreement. At September 30, 2022, the services under the Framework Agreement are largely complete, and are limited to minimal close-out activities. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios.
Research and Development Expenses. Research and development expenses decreased to $4.5 million for the three months ended March 31, 2023 from $20.9 million for the comparable period in 2022. The $16.4 million decrease is due to our restructuring plan which resulted in reduced salaries and benefits of $3.8 million, internal research supplies of $1.9 million, manufacturing costs of $9.5 million, outside services of $0.9 million and decreases in other research and development costs of $0.3 million. Our clinical development, clinical manufacturing and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased to $2.8 million for the three months ended March 31, 2023, from $4.1 million for the comparable period in 2022. The decrease is primarily related to restructuring costs. We expect our general and administrative expenses to continue to decrease in connection with our restructuring plan.
Depreciation. Depreciation expense was $0.1 million for the three months ended March 31, 2023 and $0.2 million for the comparable period in 2022. The decrease is due to the sale of equipment associated with the decommissioning of certain equipment as a result of our restructuring plan.
Other Income, net. Other income, net, was $(0.5) million for both the three months ended March 31, 2023 and 2022.
Liquidity and Capital Resources
Our primary source of liquidity is our cash balance. At March 31, 2023, we had $3.1 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financing. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
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
As of May 11, 2023, we had accounts payable of $27.5 million that is currently due, and we only had cash and cash equivalents of $3.6 million. To conserve cash, we have been delaying payments to most of our suppliers and service providers. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval and commercialization efforts, which would adversely affect our business prospects, and we likely will be unable to continue operations. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred losses since inception of our operations in 1995, have negative operating cash flows, including in each of the last three years, and had an accumulated deficit of $663.7 million at March 31, 2023. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.
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
Cash Flow Analysis
Net cash used in operating activities was $6.0 million for the three months ended March 31, 2023 compared to $20.2 million for the three months ended March 31, 2022. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts receivable, accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash provided in investing activities was $0.1 million for the three months ended March 31, 2023 compared to cash used of $0.2 million for the three months ended March 31, 2022. The fluctuations over the periods were due to the timing of additions to property and equipment primarily for our manufacturing process development activities.
Financing activities used cash of $0.1 million and provided $4.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease from the comparable period is primarily related to the termination of our equity purchase agreement with Aspire Capital in July 2022. Also included in financing activities for the three months ended March 31, 2023 and March 31, 2022 are shares retained for withholding tax payments on stock-based awards.
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
Fair Value of Warrant Liabilities
In August 2022, we entered into the August Purchase Agreement, which resulted in the issuance of common stock, the August Pre-Funded Warrants, and The August Common Warrants, exercisable for a specified price, starting after a specified period of time, and for a specified period of time after the deal had closed. The August 2022 Warrants meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception. As a result, the August 2022 Warrants were initially recorded as liabilities and measured at fair value using the Black-Scholes valuation model. The warrants are adjusted to fair value at the end of each quarter. The adjustment to fair value is recorded in Other Income in the Statement of Operations and Comprehensive Loss
We use a valuation expert to help us determine the fair value of the August 2022 Warrants, using the Black-Scholes model to estimate the fair value of the August 2022 Warrants. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the common warrants at the time of the issuance. We determine volatility by using our historical stock volatility. We have never paid or declared dividends or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of gain or loss in fair value of the August 2022 Warrants.
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
•the success of our MACOVIA clinical trial evaluating the administration of MultiStem for the treatment of ARDS induced by COVID-19 and other pathogens, and the MATRICS-1 clinical trial being conducted with UT Health evaluating the treatment of patients with serious traumatic injuries;
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
On April 13, 2023, we received notice from The Nasdaq Stock Market (“Nasdaq”) that we had not regained compliance with the minimum market value of $35 million. On April 14, 2023, we filed our request for a hearing and our common stock is currently not being delisted pending the outcome of the hearing with Nasdaq Hearing Panel (“the panel”). There can be no assurance that such appeal will be successful or that the Company will be able to regain compliance with the $35 million minimum market value or maintain compliance with other Nasdaq listing requirements. If the Company’s appeal is denied or if it fails to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, the Common Stock will be subject to delisting from Nasdaq.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
PART II. OTHER INFORMATION
Item 1A.    Risk Factors.
In addition to the other information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth below and the other risk factors discussed in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
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

4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

4.3
Form of Warrant Amendment No. 1 to Common Stock Purchase Warrant(incorporate herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

4.4
Form of Warrant Amendment No. 2 to Common Stock Purchase Warrant (incorporate herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

10.1
Form of Securities Purchase Agreement, dated as of April 18, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

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

101
The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended March 31, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: May 15, 2023	/s/ Daniel Camardo
Daniel Camardo
Chief Executive Officer and Duly Authorized Officer

/s/ Kasey Rosado
Kasey Rosado
Interim Chief Financial Officer