Form 10-Q
period 2023-06-30
ATHERSYS, INC / NEW
filed 2023-08-16
CIK 1368148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of August 9, 2023 was 22,501,410.

ATHERSYS, INC.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These forward-looking statements relate to, among other things, the timing of initiation of new clinical sites and patient enrollment in our clinical trials, the expected timetable for development of our product candidates, our growth strategy, and our future financial performance, including our operations, economic performance, financial condition, prospects, and other future events. We have attempted to identify forward-looking statements by using such words as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “should,” “suggest,” “will,” or other similar expressions. These forward-looking statements are only predictions and are largely based on our current expectations. These forward-looking statements appear in a number of places in this Quarterly Report.
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
•the success of our competitors and the emergence of new competitors; and
•the risks mentioned elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 under Item 1A, “Risk Factors.” and in our other filings with the SEC.
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, operating results, growth strategy and liquidity. Although we currently believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity or performance. You should not place undue reliance on these forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. You are advised, however, to consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed or furnished to the SEC. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Athersys, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,803	$9,038
Accounts receivable from Healios	664	716
Prepaid clinical trial costs	—	2,747
Prepaid expenses and other	1,225	1,034
Total current assets	3,692	13,535
Operating right-of-use assets, net	38	7,846
Property and equipment, net	4,633	4,214
Deposits and other	2,114	2,136
Total assets	$10,477	$27,731
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,701	$27,765
Deferred accounts payable to Supplier	7,862	—
Operating lease liabilities, current	8,390	746
Accrued compensation and related benefits	419	1,090
Accrued clinical trial related costs	364	7,231
Accrued expenses and other	1,321	1,078
Note Payable	15,640	—
Warrant liability	—	534
Total current liabilities	42,697	38,444
Operating lease liabilities, non-current	—	7,939
Advance from Healios	5,199	5,199
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized with 21,833,847 and 17,986,147 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	21	18
Additional paid-in capital	639,173	632,009
Accumulated deficit	(676,613)	(655,878)
Total stockholders’ equity (deficit)	(37,419)	(23,851)
Total liabilities and stockholders’ equity	10,477	27,731
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues
Contract revenue from Healios	$49	$2,316	$49	$5,228
Total revenues	49	2,316	49	5,228
Costs and expenses
Research and development	10,649	20,794	15,116	41,738
General and administrative	2,345	5,162	5,160	9,261
Depreciation	43	618	95	865
Total costs and expenses	13,037	26,574	20,371	51,864
Loss from operations	(12,988)	(24,258)	(20,322)	(46,636)
Other (expense) income, net[1]	64	610	(413)	772
Net loss and comprehensive loss	$(12,924)	$(23,648)	$(20,735)	$(45,864)
Net loss per share, basic and diluted	$(0.62)	$(2.28)	$(1.06)	$(4.55)
Weighted average shares outstanding, basic and diluted	20,700	10,383	19,502	10,077
See accompanying notes to unaudited condensed consolidated financial statements.
1 See Footnote 10 for components of other (expense) income, net

Athersys, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares[2]	Par Value
Balance at December 31, 2022	—	$—	17,986,147	$18	$632,009	$(655,878)	$(23,851)
Stock-based compensation	—	—	—	—	707	—	707
Stock Issue- warrant exercise	—	—	344,170	—	—	—	—
Issuance of common stock under equity compensation plan	—	—	118,172	—	(56)	—	(56)
Net and comprehensive loss	—	—	—	—	—	(7,811)	(7,811)
Balance at March 31, 2023	—	—	18,448,489	18	632,660	(663,689)	(31,011)
Stock-based compensation	—	—	—	—	568	—	568
Stock Issue- warrant exercise	—	—	813,000	1	(1)	—	—
Issuance of common stock	—	—	2,315,000	2	3,336	—	3,338
Warrant Liability[3]	—	—	—	—	2,685	—	2,685
Issuance of common stock under equity compensation plan	—	—	257,358	—	(75)	—	(75)
Net and comprehensive loss	—	—	—	—	—	(12,924)	(12,924)
Balance at June 30, 2023	—	—	21,833,847	21	639,173	(676,613)	(37,419)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Stated Value	Number of Shares 1	Par Value
Balance at December 31, 2021	—	$—	9,713,767	$10	$599,703	$(583,344)	$16,369
Stock-based compensation	—	—	—	—	1,410	—	1,410
Issuance of common stock	—	—	129,333	—	4,803	—	4,803
Issuance of common stock under equity compensation plan	—	—	148,611	—	(58)	—	(58)
Net and comprehensive loss	—	—	—	—	—	(22,216)	(22,216)
Balance at March 31, 2022	—	—	9,991,711	10	605,858	(605,560)	308
Stock-based compensation	—	—	—	—	1,945	—	1,945
Issuance of common stock, net of issuance cost	—	—	784,724	1	9,697	—	9,698
Issuance of common stock under equity compensation plan	—	—	227,955	—	(40)	—	(40)
Net and comprehensive loss	—	—	—	—	$—	(23,648)	(23,648)
Balance at June 30, 2022	—	—	11,004,390	11	$617,460	(629,208)	(11,737)
See accompanying notes to unaudited condensed consolidated financial statements.

2 Reflects the 1-for-25 reverse stock split that became effective August 26, 2022. Refer to Note 1, “Background and Basis of Presentation.”
3 Warrant reclassification (Footnote 9 Fair Value Measurements)

Athersys, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Operating activities
Net loss	(20,735)	$(45,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95	865
Gain on debt extinguishment	(2,612)	—
Loss from impairment of assets	7,545	4,931
Stock-based compensation	1,275	3,355
Change in Paid-in-Kind (PIK) Interest Accrual	185	—
Change in fair value of Note Payables	640	—
Change in fair value of warrant liabilities	2,151	—
Changes in operating assets and liabilities:
Accounts receivable from Healios - billed and unbilled	52	820
Prepaid expenses, deposits and other	66	307
Accounts payable, accrued expenses and other	787	2,320
Deferred revenue - Healios	—	(3,340)
Net cash used in operating activities	(10,551)	(36,606)
Investing activities
Proceeds from the sale of equipment	105	—
Purchases of equipment	—	(1,825)
Net cash used in investing activities	105	(1,825)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	3,342	14,500
Shares retained for withholding tax payments on stock-based awards	(131)	(98)
Net cash provided by financing activities	3,211	14,402
Decrease in cash and cash equivalents	(7,235)	(24,029)
Cash and cash equivalents at beginning of the period	9,038	37,407
Cash and cash equivalents at end of the period	$1,803	$13,378
See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three- and Six- Month Periods Ended June 30, 2023 and 2022
1. Background and Basis of Presentation
Organization
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 3, 2023. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our critical accounting policies, estimates and assumptions are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in this Quarterly Report on Form 10-Q in Part I, Item 2.
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
At June 30, 2023, we had cash and cash equivalents of $1.8 million. We will need substantial additional funding to develop our MultiStem product candidate and to continue our operations. Significant additional capital will be required to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. For the foreseeable future, our ability to continue our operations is dependent upon the ability to obtain additional funding through public or private equity offerings, debt financings, collaborations and/or licensing arrangements. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval and commercialization efforts, which would adversely affect our business prospects, and we likely will be unable to continue operations. Additionally, our ability to make timely payments on obligations to the supplier we have entered into the Forbearance Agreement, discussed in more detail below, is dependent on future capital raise. The supplier has the right to call the full amount of the debt due immediately if we are late on a payment and do not remedy the delinquent payment in the allotted cure period. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.
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
As of June 30, 2023, we have outstanding options, restricted stock units and warrants that were not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As of June 30, 2023, we had warrants outstanding to purchase an aggregate of 400,000 shares of our common stock that were issued to HEALIOS K.K. (“Healios”) in August 2021 and are not yet exercisable according to their terms. Additionally, as of June 30, 2023, we had outstanding warrants to purchase 1,920,000, 2,000,000, 9,109,090, and 3,685,000 shares of our common stock that were issued in August 2022, September 2022, November 2022, and April 2023, respectively. Additionally, we had shares related to the convertible note that have been excluded from the calculation, as these would be anti-dilutive.
The following instruments were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	1,132,606	1,224,505	1,132,606	1,224,505
Restricted stock units	525,239	69,765	525,239	69,765
Convertible Note - refer to Note 11	11,538,461	—	11,538,461	—
Warrants - refer to Note 8	17,114,090	400,000	17,114,090	400,000
Total	30,310,396	1,694,270	30,310,396	1,694,270

5. Property and Equipment, net

	For the periods ended
Property and equipment consists of (in thousands):	June 30, 2023	December 31, 2022
Laboratory equipment	$7,224	$7,576
Office equipment and leasehold improvements	3,933	3,934
Equipment not yet in service	2,911	2,313
	14,068	13,823
Accumulated depreciation and amortization	(9,435)	(9,609)
	$4,633	$4,214
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
As part of the Plan, we have disposed of gross assets of approximately $0.4 million with accumulated depreciation of $0.3 million, for a gain of approximately $0.1 million for the six months ended June 30, 2023. We had no disposals for the period ended June 30, 2022, but as part of the Plan we did reduce the useful lives of equipment resulting in additional depreciation of $0.4 million.
On June 9, 2023, the landlord, Seasons Business Center Four, LLC, brought suit against the Company in the Summit County, Ohio Court of Common Pleas asserting claims for Breach of Contract (Lease), Promissory Estoppel, and Unjust Enrichment relating to the subject Lease between the parties. As a result of the Company surrendering possession of the property and returning the keys to the landlord the Company recorded an impairment charge related to the right-of-use asset of $7.5 million. The impairment charge is recorded in research and development costs and expenses for the three-and-six months ended June 30, 2023. The right-of-use liability has all been reclassified to current.
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
In February 2021, the Company, Healios, and Dr. Tadahisa Kagimoto entered into a Cooperation Agreement, or the Cooperation agreement, which established Director Nominations and Related Agreements and established the Standstill Provisions.
In August 2021, the Company and Healios entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, which provided for clarification under and modified the existing agreements between the parties. It also provided Healios with deferral of certain milestone payments. Under the Framework Agreement, the Company was entitled to payments for reimbursable services of which $0.7 million and $0.6 million which are included in accounts receivable from Healios at June 30, 2023 and June 30, 2022, respectively.
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
In August 2021, we also issued two warrants (together, the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 400,000 shares of our common stock. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of June 30, 2023, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable. Refer to Note 8, “Stockholders’ Equity and Warrants”, for further information.
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

Under the Framework Agreement, it was determined there was one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. We determined the transaction price included estimated payments for reimbursable services to be performed by us for Healios and the $3.0 million milestone payment. We allocated the total transaction price to this one performance obligation. We began recognizing revenue in the third quarter of 2021 as the services were being performed. At June 30, 2023, the services related to this performance obligation are largely complete and consist of minimal close-out activities which are immaterial. During the three months ended June 30, 2023, we recognized no revenue associated with this performance obligation, compared to $2.3 million for three months ended June 30, 2022. We recognized no revenue for three months ended June 30, 2023 and June 30, 2022 from performance obligations satisfied in previous periods.
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
Disaggregation of Revenues
We recognize product supply revenue at a point in time upon delivery, as defined in the applicable product supply contracts, while service revenue is recognized when earned over time. The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$49	$—	$—	$—
Service revenue	—	—	—	2,316
Total disaggregated revenues	$49	$—	$—	$2,316

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Point in Time	Over Time	Point in Time	Over Time
Contract Revenue from Healios
Product supply revenue	$49	$—	$—	$—
Service revenue	—	—	—	5,228
Total disaggregated revenues	$49	$—	$—	$5,228

7. Stock-Based Compensation
Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception, an aggregate of approximately 1,700,000 shares of our common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of June 30, 2023, a total of 961,333 shares (including 11,289 shares related to an expired incentive plan) of common stock have been issued under our equity incentive plans.

As of June 30, 2023, a total of 84,103 shares were available for issuance under our EICP, and stock-based awards representing 1,228,345 (including 21,092 shares related to an expired incentive plan) of common stock were outstanding. Additionally, inducement stock options granted outside of our equity incentive plans to purchase 429,500 shares of common stock were outstanding at June 30, 2023. For the three months ended June 30, 2023 and 2022, stock-based compensation expense was approximately $0.6 million and $1.9 million, respectively. At June 30, 2023, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $3.8 million, which is expected to be recognized by the end of 2026 using the straight-line method.
8. Stockholders’ Equity and Warrants
At June 30, 2023 and June 30, 2022, we had 600,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of June 30, 2023 and 2022.
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
On September 22, 2022, the Company entered into an amendment to the August 2022 Purchase Agreement (the “August 2022 Purchase Agreement Amendment”) with the investor to, among other things, (i) amend the August 2022 Common Warrants to be exercisable for a seven-year period after the six-month anniversary of the closing date, (ii) reduce the standstill period, (iii) reduce the term and the amount of the participation right, and (iv) require the investor, subject to certain conditions, to participate in future offerings to sell certain securities to investors primarily for capital raising purposes.
On September 22, 2022, in consideration of the August 2022 Purchase Agreement Amendment, and without receiving any cash proceeds, the Company issued to the investor additional warrants exercisable for 2,000,000 shares of common stock (the “September Warrants”) at a price of $6.385 for a seven-year period after the six-month anniversary of the date of issuance thereof.
The Company has assessed the August 2022 Pre-Funded Warrants, the August 2022 Common Warrants and the September Warrants (collectively, the “Warrants”) for appropriate equity or liability classification pursuant to the Company’s accounting policy as described in Note C, in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The Warrants contain a provision pursuant to which the warrant holder has the option to receive cash in the event there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). The Warrants met the definition of a derivative pursuant to ASC 815, Derivatives and Hedging and did not meet the derivative scope exception. As a result, the Warrants were initially recorded as liabilities and measured at fair value using the Black-Scholes valuation model. Issuance costs of $0.5 million were allocated to the Pre-Funded Warrants and Common Warrants and recorded in other income, net on the condensed consolidated statement of operations and comprehensive loss in the three ended September 30, 2022. The remaining issuance costs of $0.4 million were allocated to the common stock and recorded in additional paid-in capital.
On April 17, 2023, the Company amended the August Warrants and the September Warrants to, among other things, reduce the exercise price to $0.96 per share with respect to 1,920,000 shares of common stock covered by the August Warrants and 1,760,000 shares of common stock covered by the September Warrants. As a result of the amended agreement, the August and September Warrants now meet the guidance for equity classification in accordance with ASC 815, Derivatives and Hedging. The warrants were adjusted to their fair value on April 17, 2023, inclusive of the change in exercise price and the change in fair value was recorded in other (expense) income, net and then the warrants were reclassified to additional paid-in-capital (APIC).
During the three- and six-months ended June 30, 2023, the Company recognized other expense of $1.5 million and other expense of $2.2 million, respectively, for the fair value adjustment related to the warrant liabilities.
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
April 2023 Securities Purchase Agreement
On April 18, 2023, the Company entered into a placement agency with A.G.P. pursuant to which A.G.P. agreed to serve as the exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P. received a placement fee of approximately $0.2 million and approximately $0.1 million for the reimbursement of expenses.
On April 18, 2023, the Company entered into a securities purchase agreement (the “April 2023 Purchase Agreement”) with investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 2,315,000 shares of the Company’s common stock and (ii) pre-funded warrants (the “April 2023 Pre-Funded Warrants”) exercisable for an aggregate of 1,370,000 shares of common stock, together with warrants (the “April 2023 Common Warrants”) exercisable for an aggregate of 3,685,000 shares of the Company’s common stock in a private placement, in combinations of one share or one April 2023 Pre-Funded Warrant and one April 2023 Common Warrant for a combined purchase price of $1.00. Subject to certain ownership limitations, the April 2023 Pre-Funded Warrants are exercisable upon issuance, and the April 2023 Common Warrants are exercisable upon the six-month anniversary of issuance. Each April 2023 Pre-Funded Warrant is exercisable for one share of common stock at a price per share of $0.0001 (as adjusted from time to time in accordance with the terms thereof) and does not expire. Each April 2023 Common Warrant is exercisable into one share of common stock at a price per share of $0.96 (as adjusted from time to time in accordance with the terms thereof) for a seven-year period after the six-month anniversary of the date of issuance. The offering closed on April 19, 2023, and the Company received net proceeds of approximately $3.4 million, after giving effect to the payment of placement fees and expenses.
The April 2023 Common Warrants and 557,000 of the remaining outstanding April 2023 Pre-Funded Warrants meet the requirements to be classified as equity in accordance with ASC 815, Derivatives and Hedging. The April Common Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet.

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
During quarter ended June 30, 2022, we sold 1,003,560 shares to Aspire Capital at an average price of $9.67 per share.
9. Fair Value Measurements
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.
Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The requirement requires judgements to be made. Our Level 3 financial liabilities consist of the warrant liabilities and a convertible note payable for which there is no current market such that the determination of fair value requires judgement or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction detail such as the Company’s stock price, contractual terms, maturing, risk free rates as well as volatility. The unobservable input for the Level 3 warrant liabilities includes volatility, which is not significant to the fair value measurement of the warrant liabilities.
A reconciliation of the beginning and ending balances for the warrant liabilities which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities
Balance December 31, 2022	$(534)
Fair Value Adjustment - March 31, 2023	(629)
Balance March 31, 2023	(1,163)
Fair Value Adjustment - April 18, 2023	(1,522)
Reclassification to Additional paid in capital	2,685
Balance June 30, 2023	$—

The Company uses the Lattice Model to value the Level 3 note payable liabilities at inception and for subsequent valuation dates. This model incorporates transaction detail such as the term of the note, the nominal value of the note at inception, the coupon rate of the note, the conversion price of the note, the Company’s stock price, risk-free rate and implied bond yield as well as volatility. The unobservable input for the Level 3 note payable includes volatility and implied bond yield, which are significant to the fair value measurement of the note payable. The Company’s stock is publicly traded and is readily determinable. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the Note. We determine volatility by using our historical stock volatility. The implied bond yield is based on the required rate of return for mezzanine financing for similar companies.
The following weighted-average input assumptions were used in determining the fair value of the note at inception and as of June 30, 2023. Volatility was 49.5% on May 17, 2023, and 50.6% on June 30, 2023, and the implied bond yield was 18.9% on May 17, 2023, and 19.6% on June 30, 2023
A reconciliation of the beginning and ending balances for the note payable which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Note Payable	Accrued Interest	Total Fair Value
Balance March 31, 2023	$—	$—	$—
Initial Transaction Fair Value - May 17	$15,000	—	15,000
Accrued Paid-in-Kind (PIK) Interest as of June 30, 2023	—	185	185
Fair Value Adjustment - June 30, 2023	640	—	640
Balance June 30, 2023	15,640	185	$15,825
10. Other Income and Expense
Other (expense) income consists of loss from extinguishment of debt, interest expense, foreign exchange gain/(loss), fair value change from warrants, gain/(loss) on disposal of assets and other.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gain/(Loss) from extinguishment of debt	$2,612	$—	$2,612	$—
Change in fair value - note payable	(640)	—	(640)	—
Interest expense	(366)	(6)	(376)	(14)
Foreign exchange gain/(loss)	(80)	117	(178)	284
Fair value change - warrants	(1,522)	—	(2,151)	—
Gain/(Loss) on disposal of assets	—	—	146	—
Other	60	499	174	502
	$64	$610	$(413)	$772

11. Forbearance Agreement and Convertible Note
On May 17, 2023, the Company entered into a Forbearance, Restructuring and Settlement Agreement (the “Forbearance Agreement”) with a supplier, which amends certain supply agreements between the Company and the supplier.
The Forbearance Agreement provides that the supplier agrees to forbear from exercising rights and remedies available as a result of existing overdue amounts under existing agreements, so long as the Company pays to the supplier an aggregate of $11.8 million in deferred accounts payable, in monthly payments of $0.25 million, commencing in October 2023. Pursuant to the terms of the Forbearance Agreement, the Company also issued a convertible promissory note to the supplier in the principal amount of $15.0 million (the “Note”).
The Company accounted for the restructuring as an extinguishment and recorded the new liabilities at fair value of $7.9 million for the deferred accounts payable and $15.0 million for the Note. The Company recorded a gain on extinguishment of $2.6 million as a result of the restructuring.
The Note bears interest at a rate of 10.0% per annum, which shall be capitalized and added to the principal amount semi-annually on January 1 and July 1, commencing on July 1, 2023, and must be repaid in full, including accrued and unpaid interest thereunder, on (or before, subject to certain conditions) May 17, 2026 (the “Maturity Date”). The Note provides for customary events of default, including nonpayment, failure to comply with covenants or other agreements in the Note, certain events of bankruptcy and an adverse judgment for payment of $3.0 million or more (each, an “Event of Default”). Upon and during the continuance of any Event of Default, the rate of interest shall increase to 14%. The obligations under the Note are guaranteed by certain of the Company’s existing subsidiaries. Subject to a beneficial ownership limitation of 19.99% of the Company’s outstanding common stock and any shareholder approval requirements, the supplier may elect, at its sole discretion, to convert any outstanding principal and interest on the Note into shares of common stock of the Company at a conversion price of $1.30 per share (subject to adjustment as provided under the Note), which amounts to 11,538,461 convertible shares, at any time after the 18-month anniversary of the date of issuance of the Note (or upon an Event of Default) until the total outstanding balance of the Note is paid.
The Company has elected the fair value option under ASC 825-10-25 to measure the Note at fair value at inception and in subsequent periods, with changes in fair value reported in earnings. The Note is eligible for the fair value option as it is a permissible instrument within the scope of ASC 825-10-15. The Company incurred debt issuance costs (legal fees) of $16,679 which were expensed at issuance. The fair value of the Note on June 30, 2023 was $15.8 million and the change in fair value of $0.8 million was reported in other (expense) income, net, with $0.2 million being recorded as Paid-in-Kind interest and the remaining $0.6 million being the fair value adjustment, increasing the interest expense and note payable balance. See a reconciliation of the change in fair value of the Note in Note 9, “Fair Value Measurements”.
The Note is an unsecured obligation. The Note is unconditionally and irrevocably guaranteed by certain guarantors.
If an Event of Default occurs under points (1) through (6) below, the holder of the Note may request for acceleration of maturity of 100% of the Note principal. Upon the request for acceleration of maturity, the Note principal will be due immediately. If an Event of Default occurs under clause (4) and (5) below, 100% of the principal amount of the Note will be automatically and immediately due and payable to the holder of the note.
An Event of Default is defined in the Agreement as any of the following:
1.Company defaults in the payment of principal, accrued and unpaid interest or any other amounts owing under the Note
2.Any representation or warranty made by the Company proves to have been false
3.The Company defaults in the performance of, or fails to comply with, any other terms, provision, condition, covenant or agreement contained in the Note
4.Company files for bankruptcy
5.Court appoints a custodian, receiver, trustee or other officer for dissolution, winding-up, or liquation of the Company
6.One or more judgments for payment of money in excess of $3 million shall be rendered against the Company
The deferred accounts payable does not accrue interest as long as all monthly payments are made on or before the last day of each calendar month, starting in October 2023 and running for 48 months or until the full $11.8 million balance has been repaid. Any cash payment not paid when due shall be subject to interest at the rate of 10% per annum running from the date of the last cash payment made by or on behalf of the Company. If any cash payment remains unpaid for more than 60 days following the date such cash payment was due, the supplier has the right to declare the entire remaining balance due immediately and payable without further notice. Cash payments automatically become immediately due and payable upon the commercial readiness by the Company.
12. Restructuring Charges
In June 2022, we announced a restructuring of our organization (the “Plan”), including an approximate 70% reduction in our workforce. As part of the Plan, we also announced changes to our executive team. Mr. Lehmann left the Company on May 31, 2022. Dr. Harrington and Mr. Macleod left the Company on June 30, 2022.
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
The following table sets forth certain details associated with the restructuring charges incurred in the three months ended June 30, 2023 and the obligations recorded for the expenses associated with the Plan (in thousands). It is anticipated the Plan will be completed by the end of 2023.

	Balances		Cash	Balances
	March 31, 2023	Charges	(payments)	June 30, 2023
Employee severance and benefits	565	$—	(251)	$314
Legal and professional fees	27	16	(16)	27
Other	15	—	(15)	—
	$607	$16	$(282)	$341

The current portion of our restructuring accrual is included in accrued compensation and related benefits and accounts payable and there is no long-term portion of our restructuring accrual.
Restructuring charges are recorded general and administrative costs and expenses for the three months ended June 30, 2023.
13. Income Taxes
We have United States (“U.S.”) federal net operating loss and research and development tax credit carryforwards, as well as state and city net operating loss carryforwards, which may be used to reduce future taxable income and tax liabilities. We also have foreign net operating loss and tax credit carryforwards, and the foreign net operating loss carryforwards do not expire. Substantially all of our deferred tax assets have been fully offset by a valuation allowance due to our cumulative losses. The carrying value of our deferred tax assets and liabilities is determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets and liabilities. Also, there are significant limitations on our ability to utilize our net operating loss and tax credit carryforwards generated prior to October 2012 under Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of some of the federal and state net operating loss and tax credit carryforwards generated after October 2012 may be subject to additional annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study subsequent to October 2012 as of June 30, 2023. We will update our analysis under Section 382 prior to using these attributes.
14. Subsequent Events
Nasdaq Notices
Market Value Standard Compliance
On October 14, 2022, we received a written notice (the “October 2022 Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that we are not in compliance with the requirement to maintain a minimum market value of listed securities of $35 million, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”) because the market value of the common stock was below $35 million for 30 consecutive business days. The October 2022 Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days from the date of the October 2022 Notice, or until April 12, 2023, to regain compliance under the Market Value Standard.
On April 13, 2023, we received notice from Nasdaq that we had not regained compliance with the Market Value Standard. On April 14, 2023, we filed our request for a hearing, which was held before the Nasdaq Hearing Panel (the “Panel”) on May 18, 2023.
On June 26, 2023, the Panel notified us that it had granted our request for an exception through September 15, 2023, to the continued listing requirements, subject to our demonstrating compliance with the Market Value Standard by September 15, 2023. In accordance with the Market Value Standard and Nasdaq Listing Rule 5810(c)(3)(C), compliance with the Market Value Standard may be achieved if at any time during the compliance period the market value of the listed securities closes at a value of at least $35 million for a minimum of ten consecutive business days.
The Panel noted that it reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. In addition, the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of the written decision. There can be no assurance that we will be able to regain compliance under the Market Value Standard, or will otherwise be in compliance with other Nasdaq listing criteria. While we are exercising diligent efforts to maintain the listing of our common stock on The Nasdaq Capital Market, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing criteria.
Minimum Closing Bid Price Compliance
On July 28, 2023, the Company received a written notice (the “July 2023 Notice”) from Nasdaq that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), because the closing bid price of the Company’s common stock was below

$1.00 per share for 30 consecutive business days for the period of June 14, 2023 through July 27, 2023. The July 2023 Notice does not impact the listing of the Company’s common stock on The Nasdaq Capital Market at this time.
The July 2023 Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the July 2023 Notice, or until January 24, 2024, to regain compliance with the Bid Price Requirement. During this period, the Company’s common stock will continue to trade on The Nasdaq Capital Market. If at any time before January 24, 2024, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive trading days, Nasdaq will provide written notification that the Company has achieved compliance with the Bid Price Requirement and the matter will be closed. However, under Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq may exercise its discretion to extend this ten day period as discussed in Rule 5810(c)(3)(H).
The Company is considering all available options to regain compliance with the Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria. In the event the Company does not regain compliance by January 24, 2024, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the Bid Price Requirement. To qualify for the additional 180-day period, the Company will be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards (with the exception of the Bid Price Requirement). In addition, the Company will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel.
Healios Update
On August 9, 2023, ABT Holding Company, a wholly-owned subsidiary of Athersys, Inc. (together, the “ABT/ATHX”), entered into a Memorandum of Understanding (“MOU”) with HEALIOS, K.K. (“Healios”), which memorializes the terms between the ABT/ATHX and Healios regarding consultation services that ABT/ATHX agreed to provide Healios as it explores its effort to join and participate in the Company’s ongoing MASTERS-2 Study, a 300 patient Phase 3 clinical trial for the treatment of ischemic stroke using MultiStem (the “Masters-2 Trial”).
The MOU, among other things, provides that the ABT/ATHX will support Healios’ consultation with Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”). In exchange, Healios agreed to compensate the ABT/ATHX for the aforementioned consultation services. Pursuant to the MOU, Healios has deposited $150,000 with the Company to be applied to the charges incurred for these consultation services. As outlined in the MOU, ABT/ATHX will work with Healios to facilitate regulatory consultation with PMDA and will make available to Healios certain information necessary to facilitate regulatory consultation. Consultation with the PMDA is a necessary step to enable Healios to elect to join the Masters-2 Trial. If Healios elects to join the Masters-2 Trial, additional compensation will be paid by Healios for support and clinical doses provided by the Company, per existing contracts.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results are not necessarily indicative of results that may occur in future periods. See also “Cautionary Note on Forward-Looking Statements” preceding Part I.
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
As of August 9, 2023, we had $0.8 million of cash and cash equivalents and accounts payable of $16.5 million, of which $8.7 million is related to deferred accounts payable to supplier. To conserve cash, we have been managing our disbursements and working with our suppliers and service providers to address the outstanding accounts payable. To preserve liquidity in the Company, named executive officers, including severance to former executives, have agreed to defer compensation. The accumulated amount of compensation as of July 31, 2023, owed to these executives was approximately $0.3 million. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
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
The proposed adjustments to our MASTERS-2 trial, based on our Type B meeting with the FDA, will impact the timing of enrollment completion. In addition, given our liquidity issues, we have postponed initiating new clinical sites. To complete enrollment of our MASTERS-2 trial, we are dependent on our primary contract manufacturer to release clinical product. Due to these uncertainties, at this time, we are unable to predict when we will complete enrollment in our MASTERS-2 study, if at all. We will need to raise additional funding in order to complete our MASTERS-2 trial.
The Company continues to enroll patients in its MASTERS-2 trial, the Company’s pivotal Phase 3 trial evaluating MultiStem for the treatment of adults who have suffered an acute ischemic stroke. As of August 7, 2023, the Company has surpassed 2/3 patient enrollment in this 300-patient MASTERS-2 trial. As previously announced in March 2023, the Company held a Type B Meeting with the U.S. Food & Drug Administration (the “FDA”) and received approval on recommended protocol changes to the MASTERS-2 trial, including changing the Primary Endpoint to mRS Shift Analysis at Day 365 and adding an unblinded interim analysis for the purpose of study size adjustment. More than 60% of active clinical sites have implemented the FDA approved trial modifications and the Company expects the remaining clinical sites to be complete by the end of August 2023. In addition, the Company plans to conduct the unblinded interim analysis in the next few weeks and anticipates the results will be available to share in early October 2023. In addition to approving the request for an interim analysis, the FDA is allowing the Company the opportunity to perform a subset analysis.
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
Further, in 2019, Healios initiated the ONE-BRIDGE study in Japan for patients with pneumonia-induced and COVID-induced ARDS and, in August 2021, Healios reported top-line data from the ONE-BRIDGE study. We and Healios have conducted thorough analyses of the data from the MUST-ARDS and ONE-BRIDGE studies. The studies had comparable patient populations receiving the same MultiStem dose amount shortly following an ARDS diagnosis. Between the studies, excluding the COVID-ARDS cohort in the ONE-BRIDGE study, 60 ARDS subjects were enrolled in the studies with 40 receiving MultiStem treatment and the remaining 20 receiving placebo or standard of care. On a pooled basis, strong trends were observed in VFD, survival, improved quality-of-life and reduction of key inflammatory biomarkers. For example, MultiStem-treated subjects had, on average, 5.5 more VFD in the first 28 days following diagnosis than non-treated subjects (p=0.07) and, on a median basis, 10.5 more VFD. In April 2022, Healios announced that, while the PMDA did not disagree with the efficacy and safety conclusions of the ONE-BRIDGE study, the PMDA advised Healios that additional supporting data is necessary for application for approval of MultiStem treatment for the ARDS indication in Japan. As a result of the guidance from the PMDA, Healios disclosed that it will continue discussions with PMDA.
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
On April 21, 2023, we made the decision to and notified our landlord for the facility in Stow, Ohio that we surrendered possession of the property and returned the keys to the landlord. As a result of this decision, we note there will be an impact on operating results and cash flows, the Company has determined impairment indicators exist. In the current period, we have expensed the amount that we had previously been carrying as a Right of Use Asset as a general and administrative expense in the Statements of Operations and Comprehensive Loss. Additionally, we have reclassified the full liability to be all current in the Balance Sheet. On June 9, 2023, the landlord, Seasons Business Center Four, LLC, brought suit against the Company, see further discussion in Item 1. Legal Proceedings.
We have agreements with our primary contract manufacturing organization for the manufacture of our MultiStem product candidate to supply our planned and ongoing clinical trials. In June 2022, we suspended these agreements and attempted to negotiate payment terms. On May 17, 2023, we entered into a Forbearance, Restructuring and Settlement Agreement (the “Forbearance Agreement”) with a supplier, which amends certain supply agreements between the Company and the supplier.
The Forbearance Agreement, among other things, restructures the Company’s matured and unmatured liabilities owed to the supplier under the Agreements, comprised of past due and current due obligations in the approximate amount of $20.9 million and future obligations in the approximate amount of $9.8 million, less (i) approximately $3.9 million in credits applied by the strategic supplier based upon prior agreements. The Forbearance Agreement provides that the supplier agrees to forbear from exercising rights and remedies available as a result of existing overdue amounts under the Agreements, so long as the Company pays to the supplier an aggregate of $11.8 million, in monthly payments of $0.25 million, commencing in October 2023. The Forbearance Agreement also grants the supplier a right of first refusal in the form of an exclusive option to supply 50% of all material required for the manufacture of MultiStem® (invimestrocel) and any derivative products for five years after the date that MultiStem receives regulatory approval for commercial sale. Finally, under the Forbearance Agreement, the Company is granting a limited release and exculpation of the supplier for accrued or unaccrued claims arising out of the Agreements, except that the limited release does not release: (i) any claims arising out of the supplier’s contractual warranty relating to product delivered or services performed by the supplier pursuant to the Agreements or (ii) any claims that may arise out of the performance by the supplier of its obligations under the Agreements following the effective date of the Forbearance Agreement.
Pursuant to the terms of the Forbearance Agreement, on May 17, 2023, the Company issued a convertible promissory note to the supplier in the principal amount of $15.0 million (the “Note”). The Note bears interest at a rate of 10.0% per annum, which shall be capitalized and added to the principal amount semi-annually on January 1 and July 1, commencing on July 1, 2023, and must be repaid in full, including accrued and unpaid interest thereunder, on (or before, subject to certain conditions) May 17, 2026 (the “Maturity Date”). The Note provides for customary events of default, including nonpayment, failure to comply with covenants or other agreements in the Note, certain events of bankruptcy and an adverse judgment for payment of $3.0 million or more (each, an “Event of Default”). If an Event of Default occurs, then (i) the interest on the Note shall accrue at a rate of 14.0% per annum (or, if less, the maximum rate permitted by applicable law) and (ii) the Maturity Date may be accelerated. The obligations under the Note are guaranteed by certain of the Company’s existing subsidiaries. Subject to a beneficial ownership limitation of 19.99% of the Company’s outstanding common stock and any shareholder approval requirements, the supplier may elect, at its sole discretion, to convert any outstanding principal and interest on the Note into shares of common stock of the Company at a conversion price of $1.30 per share at any time after the 18-month anniversary of the date of issuance of the Note (or upon an Event of Default) until the total outstanding balance of the Note is paid.
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
On August 15, 2022, the Company entered into a securities purchase agreement, or the August 2022 Purchase Agreement, with an investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 1,200,000 shares of the Company’s common stock, (ii) pre-funded warrants, or the August 2022 Pre-Funded Warrants, exercisable for an aggregate of 720,000 shares of common stock and (iii) warrants, or the August 2022 Common Warrants, exercisable for an aggregate of 1,920,000 shares of common stock, in combinations of one share of common stock or one August 2022 Pre-Funded Warrant and one August 2022 Common Warrant for a combined purchase price of $6.25 (less $0.0025 for any August 2022 Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the August 2022 Purchase Agreement, the August 2022 Pre-Funded Warrants were exercisable upon issuance, and the August 2022 Common Warrants were exercisable upon the six-month anniversary of issuance for a five-year period. Under the August 2022 Purchase Agreement, each August 2022 Pre-Funded Warrant was exercisable for one share of common stock at a price per share of $0.0025 and each August 2022 Common Warrant is exercisable for one share of common stock at a price per share of $6.385. The offering closed on August 17, 2022, and the Company received net proceeds of approximately $11.0 million, after giving effect to the payment of placement fees and reimbursed expenses. On August 29, 2022, the August 2022 Pre-Funded Warrants were exercised in full.
On September 22, 2022, the Company entered into an amendment to the August 2022 Purchase Agreement, or the August 2022 Purchase Agreement Amendment, with the investor to, among other things, (i) amend the August 2022 Common Warrants to be exercisable for a seven-year period after the six-month anniversary of the closing date, (ii) reduce the standstill period, (iii) reduce the term and the amount of the participation right, and (iv) require the investor, subject to certain conditions, to participate in future offerings to sell certain securities to investors primarily for capital raising purposes.
On September 22, 2022, in consideration of the August 2022 Purchase Agreement Amendment, and without receiving any cash proceeds, the Company issued to the investor additional warrants exercisable for 2,000,000 shares of common stock, or the September 2022 Common Warrants, at a price of $6.385 for a seven-year period after the six-month anniversary of the date of issuance thereof.
On April 17, 2023, the Company amended the August 2022 Common Warrants and the September 2022 Common Warrants to, among other things, reduce the exercise price to $0.96 per share with respect to 1,920,000 shares of common stock covered by the August 2022 Common Warrants and 1,760,000 shares of common stock covered by the September 2022 Common Warrants.
On November 9, 2022, the Company entered into a placement agency agreement with A.G.P. pursuant to which A.G.P. agreed to serve as exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P. received a placement fee of approximately $0.4 million and approximately $0.1 million for the reimbursement of expenses.
On November 9, 2022, the Company entered into a securities purchase agreement, or the November 2022 Purchase Agreement, with investors, pursuant to which the Company agreed to issue and sell, in a public offering, (i) an aggregate of 3,927,275 shares of the Company’s common stock, (ii) pre-funded warrants, or the November 2022 Pre-Funded Warrants, exercisable for an aggregate of 1,077,270 shares of common stock and (iii) warrants, or the November 2022 Common Warrants, exercisable for an aggregate of 10,009,090 shares of common stock, in combinations of one share of common stock or one November Pre-Funded 2022 Warrant and two November 2022 Common Warrants for a combined purchase price of $1.10 (less $0.0001 for any November 2022 Pre-Funded Warrant). Subject to certain ownership limitations, under the terms of the November 2022 Purchase Agreement, the November 2022 Pre-Funded Warrants and the November 2022 Common Warrants were exercisable upon issuance. Under the November 2022 Purchase Agreement, each November 2022 Pre-Funded Warrant was exercisable for one share of common stock at a price per share of $0.0001 and each November 2022 Common Warrant is exercisable for one share of common stock at a price per share of $1.10 for a five-year period after the date of issuance. The offering closed on

November 10, 2022, and the Company received net proceeds of approximately $5.0 million, after giving effect to the payment of placement fees and reimbursed expenses. The November 2022 Pre-Funded Warrants were exercised in full at the closing.
On April 18, 2023, the Company entered into a securities purchase agreement, or the April 2023 Purchase Agreement, with investors, pursuant to which the Company agreed to issue and sell, in a public offering, (i) an aggregate of 2,315,000 shares of the Company’s common stock and (ii) pre-funded warrants, or the April 2023 Pre-Funded Warrants, exercisable for an aggregate of 1,370,000 shares of common stock, together with warrants, or the April 2023 Common Warrants, exercisable for an aggregate of 3,685,000 shares of common stock in a private placement, in combinations of one share or one April 2023 Pre-Funded Warrant and one April 2023 Common Warrant for a combined purchase price of $1.00, in a private placement. Subject to certain ownership limitations, the April 2023 Pre-Funded Warrants are exercisable upon issuance, and the April 2023 Common Warrants are exercisable upon the six-month anniversary of issuance. Each April 2023 Pre-Funded Warrant is exercisable for one share of common stock at a price per share of $0.0001 (as adjusted from time to time in accordance with the terms thereof) and does not expire. Each April 2023 Common Warrant is exercisable into one share of common stock at a price per share of $0.96 (as adjusted from time to time in accordance with the terms thereof) for a seven-year period after the six-month anniversary of the date of issuance. The offering closed on April 19, 2023, and the Company received net proceeds of approximately $3.4 million, after giving effect to the payment of placement fees and expenses.
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
Three Months Ended June 30, 2023 and 2022
Revenues. Revenues for the three months ended June 30, 2023 were $48.8 thousand compared to $2.3 million for the three months ended June 30, 2022. The revenue related to 2022 was primarily associated with services provided to Healios under the Framework Agreement. At September 30, 2022, the services under the Framework Agreement are largely complete, and are limited to minimal close-out activities. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios.
Research and Development Expenses. Research and development expenses decreased to $10.6 million for the three months ended June 30, 2023 from $20.8 million for the comparable period in 2022. The $10.2 million decrease is due to our restructuring plan which resulted in reduced salaries and benefits of $4.2 million, internal research supplies of $1.0 million, manufacturing costs of $9.7 million, preclinical costs of $1.5 million, outside services of $0.7 million and other research and development costs of $0.6 million, which was offset by $7.5 million related to recognizing the impairment of the right-of-use asset related to the Stow lease as a result of abandoning the facility. Our clinical development, clinical manufacturing, and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses decreased to $2.3 million for the three months ended June 30, 2023, from $5.2 million for the comparable period in 2022. The $2.9 million decrease is due to our restructuring plan which resulted in reduced salaries and benefits of $2.5 million, outside services of $0.3 million and other general and administrative costs of $0.1 million. We expect our annual 2023 general and administrative expenses to decrease compared to 2022 in connection with our restructuring plan.
Depreciation. Depreciation expense was $43,282 for the three months ended June 30, 2023 and $0.6 million for the comparable period in 2022. The decrease is due to the sale of equipment associated with the decommissioning of certain equipment as a result of our restructuring plan.
Other Income, net. Other (loss) income, net, was $0.1 million for the three months ended June 30, 2023, compared to $0.6 million for the same period in 2022. The balance in 2023 is primarily made up of gain from extinguishment of $2.6 million, loss of $1.5 million due to change in Warrant fair value, and a loss of $0.8 million due to change in fair value of the Note.
Six Months Ended June 30, 2023 and 2022
Revenues. Revenues for the six months ended June 30, 2023 were $49.1 thousand compared to $5.2 million for the six months ended June 30, 2022. The revenue for the six month ended June 30, 2022, was primarily associated with services provided to Healios under the Framework Agreement. At September 30, 2022, the services under the Framework Agreement are largely complete, and are limited to minimal close-out activities. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios.
Research and Development Expenses. Research and development expenses decreased to $15.1 million for the six months ended June 30, 2023 from $41.7 million in the comparable period in 2022. The $26.6 million is due to our restructuring plan which resulted in reduced salaries and benefits of $7.9 million, internal research supplies of $3.0 million, manufacturing costs of $19.2 million, preclinical costs of $1.4 million, outside services of $1.8 million and decreases in other research and development costs of $0.8 million, which was offset by $7.5 million related to recognizing the impairment of the right-of-use asset related to the Stow lease as a result of abandoning the facility. Our clinical development, clinical manufacturing, and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.
General and Administrative Expenses. General and administrative expenses decreased to $5.2 million for the six months ended June 30, 2023 from $9.3 million in the comparable period in 2022. The $4.1 million decrease is due to our restructuring plan which resulted in reduced salaries and benefits of $3.9 million, outside services of $0.1 million, and other general and administrative costs of $0.1 million. We expect our annual 2023 general and administrative expenses to decrease compared to 2022 in connection with our restructuring plan.
Depreciation. Depreciation expense of $0.1 million for the six months ended June 30, 2023 was lower compared to $0.9 million for the comparable period in 2022. The decrease is due to the sale of equipment associated with the decommissioning of certain equipment as a result of our restructuring plan.
Other Income, net. Other (loss) income, net. was $(0.4) million for the six-month period ended June 30, 2023 and $0.8 million for the comparable 2022 period. The balance in 2023 is primarily made up of gain from extinguishment of $2.6 million, loss of $2.2 million due to change in Warrant fair value, and a loss of $0.8 million due to change in fair value of the Note, offset by interest income of $0.1 million and insurance recoveries of $0.1 million.
Liquidity and Capital Resources
Our primary source of liquidity is our cash balance. At June 30, 2023, we had $1.8 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financing. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.
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
As of August 9, 2023, we had $0.8 million of cash and cash equivalents and accounts payable of $16.5 million, of which $8.7 million is related to deferred accounts payable to supplier. To conserve cash, we have been managing our disbursements and working with our suppliers and service providers to address the outstanding accounts payable. To preserve liquidity in the Company, named executive officers, including severance to former executives, have agreed to defer compensation. The accumulated amount of compensation as of July 31, 2023, owed to these executives was approximately $0.3 million. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred losses since inception of our operations in 1995, have negative operating cash flows, including in each of the last three years, and had an accumulated deficit of $676.6 million at June 30, 2023. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.
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
Cash Flow Analysis
Net cash used in operating activities was $10.6 million for the six months ended June 30, 2023 compared to $36.6 million for the six months ended June 30, 2022. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts receivable, accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.
Net cash used in investing activities was $0.1 million for the six months ended June 30, 2023 compared to cash used of $1.8 million for the six months ended June 30, 2022. The fluctuations over the periods were due to the timing of additions to property and equipment primarily for our manufacturing process development activities in 2022 compared to significantly less investment in 2023.
Financing activities provided cash of $3.2 million and $14.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease from the comparable period is primarily related to the termination of our equity purchase agreement with Aspire Capital in July 2022. Also included in financing activities for the six months ended June 30, 2023 and June 30, 2022 are shares retained for withholding tax payments on stock-based awards.
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
Fair Value of Warrant Liabilities
In August 2022, we entered into the August 2022 Purchase Agreement, which resulted in the issuance of common stock, the August 2022 Pre-Funded Warrants, and the August 2022 Common Warrants, exercisable for a specified price, starting after a specified period of time, and for a specified period of time after the deal had closed. The August 2022 Common Warrants meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging, and do not meet the derivative scope exception. As a result, the August 2022 Common Warrants were initially recorded as liabilities and measured at fair value using the Black-Scholes valuation model. The warrants are adjusted to fair value at the end of each quarter. The adjustment to fair value is recorded in Other Income in the Statement of Operations and Comprehensive Loss
We use a valuation expert to help us determine the fair value of the August 2022 Common Warrants, using the Black-Scholes model to estimate the fair value of the August 2022 Common Warrants. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the common warrants at the time of the issuance. We determine volatility by using our historical stock volatility. We have never paid or declared dividends or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of gain or loss in fair value of the August 2022 Common Warrants.
The issuance of the November 2022 Common Warrants was deemed to be equity accounting and no estimates are required for this transaction.
Fair Value of Note Payable
On May 17, 2023, we entered into a Forbearance, Restructuring and Settlement Agreement (the “Forbearance Agreement”) with a supplier, which amends certain supply agreements between the Company and the supplier. Pursuant to the terms of the Forbearance Agreement, on May 17, 2023, the Company issued a convertible promissory note to the supplier in the principal amount of $15.0 million (the “Note”).The Company has elected the fair value option under ASC 825-10-25 to measure the Note at fair value at inception and in subsequent periods, with changes in fair value reported in earnings. The Note is eligible for fair value option as it is a permissible instrument within the scope of ASC 825-10-15. As a result, the Note is recorded as a liability and measured at fair value using the Lattice Model valuation model. The Note is adjusted to fair value at the end of each quarter. The adjustment to fair value is recorded in Other Income in the Statement of Operations and Comprehensive Loss.
We use a valuation expert to assist us in determine the fair value of the Note using the Lattice Model valuation model to estimate the fair value of the Note. This model incorporates transaction detail such as the term of the Note, the nominal value of the Note at inception, the coupon rate of the Note, the conversion price of the Note, the Company’s stock price, risk-free rate and implied bond yield as well as volatility. The Company’s stock is a publicly traded stock and is readily determinable. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the Note. We determine volatility by using our historical stock volatility. The implied bond yield is based on the required rate of return for mezzanine financing of similar companies. Changes in these assumptions may lead to variability with respect to the amount of gain or loss in fair value of the Note.
Refer to Note C, Accounting Policies, in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our accounting policies and recently issued accounting standards.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4.    Controls and Procedures.
Disclosure controls and procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, certain of our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as a result of insufficient resources with appropriate knowledge and expertise to design, implement, document and operate effective internal controls over financial reporting relating to complex transactions, including accounting for the issuance of convertible notes.
Remediation Efforts to Address Disclosed Material Weakness
Our management, with oversight from our audit committee, is in the process of implementing steps to use third party specialists to assist with accounting and finance technical issues as needed.
Changes in internal control over financial reporting
During the last fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As of June 30, 2023, management has concluded that there was a material weakness as described above in “Disclosure controls and procedures”.
Inherent limitations
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.
However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. On June 9, 2023, the landlord, Seasons Business Center Four, LLC, brought suit against the Company in the Summit County, Ohio Court of Common Pleas asserting claims for Breach of Contract (Lease), Promissory Estoppel, and Unjust Enrichment relating to the subject Lease between the parties. The amount sought is undetermined but in excess of $25,000. The Company filed its Answer and Affirmative Defenses by the August 15, 2023 deadline and defend against the claims asserted.
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
The audited financial statements and accompanying notes presented in our Annual Report on Form 10-K for the year ended December 31, 2022 include disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2022 and 2021 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
The development of our product candidates will require a commitment of substantial funds to conduct the research, which may include preclinical and clinical testing, necessary to obtain regulatory approvals and bring our products to market. Net cash used in our operations was $59.0 million in 2022, $76.2 million in 2021 and $61.8 million in 2020.
At December 31, 2022, we had $9.0 million of cash and cash equivalents. As of June 30, 2023, we had accounts payable of $8.7 million, of which approximately 71% is owed to a supplier, that was subsequently agreed to be settled for a convertible note, and we only had cash and cash equivalents of $1.8 million. Accordingly, we will need substantially more funding to advance our product candidates through development and into commercialization, including to put in place manufacturing capacity to support such commercial activity. Our future capital requirements will depend on many factors, including:
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
On October 14, 2022, we received a written notice (the “October 2022 Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that we are not in compliance with the requirement to maintain a minimum market value of listed securities of $35 million, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”) because the market value of our common stock was below $35 million for 30 consecutive business days. The October 2022 Notice does not impact the listing of the common stock on The Nasdaq Capital Market at this time.
The October 2022 Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days from the date of the October 2022 Notice, or until April 12, 2023, to regain compliance under the Market Value Standard.
On April 13, 2023, we received notice from The Nasdaq Stock Market that we had not regained compliance with the Market Value Standard. On April 14, 2023, we filed our request for a hearing, which was held before the Nasdaq Hearing Panel (the “Panel”) on May 18, 2023.
On June 26, 2023, the Panel notified the Company that it had granted our request for an exception through September 15, 2023, to the continued listing requirements, subject to the Company demonstrating compliance with the Market Value Standard by September 15, 2023.
The Panel noted that it reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted. In addition, the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of the written decision.
There can be no assurance that the Company will be able to regain compliance with the Market Value Standard, or will otherwise be in compliance with other Nasdaq listing criteria. While the Company is exercising diligent efforts to maintain the listing of the Company’s common stock on The Nasdaq Capital Market, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria. If the Company fails to regain compliance with Nasdaq’s continued listing standards during the exception period granted by the Panel, our common stock will be subject to delisting from Nasdaq. Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and our ability to attract and retain employees by means of equity compensation and/or result in the loss of confidence by investors.
In addition, on July 28, 2023, we received a written notice (the “July 2023 Notice”) from Nasdaq that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days for the period of June 14, 2023 through July 27, 2023. The July 2023 Notice does not impact the listing of the common stock on The Nasdaq Capital Market at this time.
The July 2023 Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the July 2023 Notice, or until January 24, 2024, to regain compliance with the Bid Price Requirement. During this period, our common stock will continue to trade on The Nasdaq Capital Market. If at any time before January 24, 2024, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive trading days, Nasdaq will provide written notification that the Company has achieved compliance with the Bid Price

Requirement and the matter will be closed. However, under Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq may exercise its discretion to extend this ten day period as discussed in Rule 5810(c)(3)(H).
The Company is considering all available options to regain compliance with the Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria. In the event the Company does not regain compliance by January 24, 2024, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the Bid Price Requirement. To qualify for the additional 180-day period, the Company will be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards (with the exception of the Bid Price Requirement). In addition, the Company will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6.    Exhibits.

.

Exhibit No.	Description

3.1
Certificate of Incorporation of Athersys, Inc., as amended as of June 20, 2013 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 8, 2019).

3.2
Certificate of Amendment to Certificate of Incorporation of Athersys, Inc., as amended as of June 7, 2017 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 9, 2017).

3.3
Bylaws of Athersys, Inc., as amended and restated as of March 13, 2019 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on March 14, 2019).

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

4.3
Form of Warrant Amendment No. 1 to Common Stock Purchase Warrant(incorporate herein by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

4.4
Form of Warrant Amendment No. 2 to Common Stock Purchase Warrant (incorporate herein by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

4.5
Form of Convertible Promissory Note, dated May 17, 2023 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on May 23, 2023).

10.1
Form of Securities Purchase Agreement, dated as of April 18, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

10.2*	Forbearance, Restructuring and Settlement Agreement, dated as of May 17, 2023, between Athersys, Inc., certain subsidiaries of Athersys, Inc., and Lonza

31.1*	Certification of Daniel Camardo,Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Kasey Rosado, interim Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Daniel Camardo, Chief Executive Officer, and Kasey Rosado, interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Placement Agency Agreement, dated as of April 18, 2023, between the Company and A.G.P./Alliance Global Partners (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on April 18, 2023).

101
The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended June 30, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith
**
The certification attached as Exhibit 32.1 accompanying this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHERSYS, INC.

Date: August 16, 2023	/s/ Daniel Camardo
Daniel Camardo
Chief Executive Officer and Duly Authorized Officer

Date: August 16, 2023	/s/ Kasey Rosado
Kasey Rosado
Interim Chief Financial Officer