Form 10-Q
period 2023-09-30
ATHERSYS, INC / NEW
filed 2023-11-16
CIK 1368148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of November 10, 2023 was 61,718,815.

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

In addition, a number of known and unknown risks, uncertainties, and other factors could affect the accuracy of these statements. Some of the more significant known risks that we face are the risks and uncertainties inherent in the process of discovering, developing, and commercializing products that are safe and effective for use as therapeutics, including the uncertainty regarding market acceptance of our product candidates and our ability to generate revenues. The following risks and uncertainties may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements:

•

our ability to raise capital to fund our operations in the near term and long term, including our ability to obtain funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, on terms acceptable to us or at all, and to continue as a going concern;

•	in the event Athersys is unable in the near-term to enter into a strategic transaction or obtain adequate financing, it expects to have to file for protection under the bankruptcy laws to allow the Company to conduct an orderly wind down of operations;

•	our collaborators’ ability and willingness to continue to fulfill their obligations under the terms of our collaboration agreements and generate sales related to our technologies;

•	the possibility of unfavorable results from ongoing and additional clinical trials involving MultiStem;

•

the risk that positive results in a clinical trial may not be replicated in subsequent or confirmatory trials or success in an early stage clinical trial may not be predictive of results in later stage or large scale clinical trials;

•	the timing and nature of results from MultiStem clinical trials, including the MASTERS-2 Phase 3 clinical trial evaluating the administration of MultiStem for the treatment of ischemic stroke;

•	our ability to meet milestones and earn royalties under our collaboration agreements, including the success of our collaboration with Healios;

•

the success of our MACOVIA clinical trial evaluating the administration of MultiStem for the treatment of ARDS induced by COVID-19 and other pathogens, and the MATRICS-1 clinical trial being conducted with UT Health evaluating the treatment of patients with serious traumatic injuries;

•	the availability of product sufficient to meet our clinical needs and potential commercial demand following any approval;

•	the possibility of delays in, adverse results of, and excessive costs of the development process;

•	our ability to successfully initiate and complete clinical trials of our product candidates;

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

•	the possibility that we will not be able to be successful in our defense of active litigation;

•	our possible inability to realize commercially valuable discoveries in our collaborations with pharmaceutical and other biotechnology companies;

•	the success of our efforts to enter into new strategic partnerships and advance our programs;

•	our possible inability to execute our strategy due to changes in our industry or the economy generally;

•	changes in productivity and reliability of suppliers;

•	the success of our competitors and the emergence of new competitors;

•	our ability to identify, evaluate, and complete any strategic alternative that yields value for our stockholders; and

•	the risks mentioned elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 under Item 1A, “Risk Factors.” and in our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Athersys, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	1,020	9,038
Accounts receivable from Healios	-	716
Prepaid clinical trial costs	-	2,747
Prepaid expenses and other	1,210	1,034
Total current assets	2,230	13,535
Operating right-of-use assets, net	26	7,846
Property and equipment, net	4,236	4,214
Other Assets	936	2,136
Total assets	7,428	27,731
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	9,295	27,765
Deferred accounts payable to Supplier	7,862	-
Operating lease liabilities, current	7,792	746
Accrued compensation and related benefits	890	1,090
Accrued clinical trial related costs	360	7,231
Accrued expenses and other	1,490	1,078
Note Payable	10,785	-
Deferred revenue - Healios	150	-
Warrant liability	-	534
Total current liabilities	38,624	38,444
Operating lease liabilities, non-current	-	7,939
Advance from Healios	5,199	5,199
Stockholders’ equity:
Preferred stock, at stated value; 10,000,000 shares authorized, and no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value; 600,000,000 shares authorized with 26,758,431 and 17,986,147 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	27	18
Additional paid-in capital	642,754	632,009
Accumulated deficit	(680,384)	(655,878)
Accumulated other comprehensive income	1,208	-
Total stockholders’ deficit	(36,395)	(23,851)
Total liabilities and stockholders’ equity	7,428	27,731

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Contract revenue from Healios	-	65	49	5,294
Total revenues	-	65	49	5,294
Costs and expenses
Research and development	3,995	12,424	19,111	54,162
General and administrative	2,808	3,737	7,968	12,999
Depreciation	977	617	1,072	1,482
Total costs and expenses	7,780	16,778	28,151	68,643
Loss from operations	(7,780)	(16,713)	(28,102)	(63,349)
Other income, net[1]	4,009	3,044	3,596	3,816
Net loss	(3,771)	(13,669)	(24,506)	(59,533)
Net loss per share, basic and diluted	(0.15)	(1.15)	(1.16)	(5.58)
Weighted average shares outstanding, basic and diluted	24,492	11,855	21,184	10,676
Other comprehensive income
Net loss	(3,771)	(13,669)	(24,506)	(59,533)
Fair value change due to company credit risk	1,208	-	1,208	-
Total Other comprehensive income	1,208	-	1,208	-
Net loss and comprehensive loss	(2,563)	(13,669)	(23,298)	(59,533)

See accompanying notes to unaudited condensed consolidated financial statements.

1 See Footnote 10 for components of other income, net

Athersys, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number	Stated	Number	Par	Paid-in	Other Comprehensive	Accumulated	Stockholders’
	of Shares	Value	of Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	—	$—	17,986,147	$18	$632,009	$—	$(655,878)	$(23,851)
Stock-based compensation	—	—	—	—	707	—	—	707
Stock Issue- warrant exercise	—	—	344,170	—	—	—	—	—
Issuance of common stock under equity compensation plan	—	—	118,172	—	(56)	—	—	(56)
Net and comprehensive loss	—	—	—	—	—	—	(7,811)	(7,811)
Balance at March 31, 2023	—	—	18,448,489	18	632,660	—	(663,689)	(31,011)
Stock-based compensation	—	—	—	—	568	—	—	568
Stock Issue- warrant exercise	—	—	813,000	1	(1)	—	—	—
Issuance of common stock	—	—	2,315,000	2	3,336	—	—	3,338
Warrant Liability	—	—	—	—	2,685	—	—	2,685
Issuance of common stock under equity compensation plan	—	—	257,358	—	(75)	—	—	(75)
Net and comprehensive loss	—	—	—	—	—	—	(12,924)	(12,924)
Balance at June 30, 2023	—	—	21,833,847	21	639,173	—	(676,613)	(37,419)
Stock-based compensation	—	—	—	—	646	—	—	646
Stock Issue- warrant exercise	—	—	557,000	1	(1)	—	—	—
Issuance of common stock	—	—	4,212,500	4	2,987	—	—	2,991
Other comprehensive income	—	—	—	—	—	1,208	—	1,208
Issuance of common stock under equity compensation plan	—	—	155,084	1	(51)	—	—	(50)
Net and comprehensive loss	—	—	—	—	—	—	(3,771)	(3,771)
Balance at September 30, 2023	—	—	26,758,431	27	642,754	1,208	(680,384)	(36,395)

	Preferred Stock		Common Stock		Additional	Accumulated		Total
	Number	Stated	Number	Par	Paid-in	Other Comprehensive	Accumulated	Stockholders’
	of Shares	Value	of Shares 1	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	9,713,767	$10	$599,703	$—	$(583,344)	$16,369
Stock-based compensation	—	—	—	—	1,410	—	—	1,410
Issuance of common stock	—	—	129,333	—	4,803	—	—	4,803
Issuance of common stock under equity compensation plan	—	—	148,611	—	(58)	—	—	(58)
Net and comprehensive loss	—	—	—	—	—	—	(22,216)	(22,216)
Balance at March 31, 2022	—	—	9,991,711	10	605,858	—	(605,560)	308
Stock-based compensation	—	—	—	—	1,945	—	—	1,945
Issuance of common stock, net of issuance cost	—	—	784,724	1	9,697	—	—	9,698
Issuance of common stock under equity compensation plan	—	—	227,955	—	(40)	—	—	(40)
Net and comprehensive loss	—	—	—	—	$—	—	(23,648)	(23,648)
Balance at June 30, 2022	—	—	11,004,390	11	$617,460	—	(629,208)	(11,737)
Stock-based compensation	—	—	—	—	2,001	—	—	2,001
Issuance of common stock, net	—	—	1,200,000	1	4,592	—	—	4,593
Pre-funded warrant exercise	—	—	720,000	1	2,232	—	—	2,233
Issuance of common stock under equity compensation plan	—	—	9,346	—	(33)	—	—	(33)
Net and comprehensive loss	—	—	—	—	—	—	(13,669)	(13,669)
Balance at September 30, 2022	—	$—	12,933,736	$13	$626,252	$—	$(642,877)	$(16,612)

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Operating activities
Net loss	$(24,506)	$(59,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,072	1,482
Gain on debt extinguishment	(2,611)	—
Loss from impairment of assets	7,746	5,435
Allowance for doubtful accounts	664	—
Stock-based compensation	1,921	5,356
Change in Paid-in-Kind (PIK) Interest Accrual	568	—
Change in fair value of Note Payables	(3,192)	—
Gain on sale of assets	—	(11)
Loss on abandonment of fixed assets	427	—
Change in fair value of warrant liabilities	2,151	(2,784)
Issuance costs allocated to warrant liabilities	—	560
Changes in operating assets and liabilities:
Accounts receivable from Healios - billed and unbilled	52	3,754
Prepaid expenses, deposits and other	(163)	(1,262)
Accounts payable, accrued expenses and other	1,323	4,472
Accounts payable to Healios	—	(1,119)
Deferred revenue - Healios	150	(3,340)
Net cash used in operating activities	(14,398)	(46,990)
Investing activities
Proceeds from the sale of equipment	227	41
Purchases of equipment	—	(2,044)
Net cash provided (used) in investing activities	227	(2,003)
Financing activities
Proceeds from issuance of common stock, net of issuance cost	—	14,500
Proceeds from the issuance of common stock and warrants, net of issuance cost	6,334	10,997
Proceeds from the exercise of pre-funded warrants	1	2
Shares retained for withholding tax payments on stock-based awards	(182)	(131)
Net cash provided by financing activities	6,153	25,368
Decrease in cash and cash equivalents	(8,018)	(23,625)
Cash and cash equivalents at beginning of the period	9,038	37,407
Cash and cash equivalents at end of the period	$1,020	$13,782
Noncash financing activities
Issuance of warrants		$413
Reclass of warrant liability to additional paid-in capital upon exercise	$2,685	$2,231

See accompanying notes to unaudited condensed consolidated financial statements.

Athersys, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three- and Nine- Month Periods Ended September 30, 2023 and 2022

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

At September 30, 2023, we had cash and cash equivalents of $1.0 million. We will need substantial additional funding to develop our MultiStem product candidate and to continue our operations. Significant additional capital will be required to continue our research and development programs, including progressing our clinical product candidates to potential commercialization and preparing for commercial-scale manufacturing and sales. We intend to continue exploring available strategic options. However, in the event Athersys is unable in the near-term to enter into a strategic transaction or obtain adequate financing, it expects to have to file for protection under the bankruptcy laws to allow the Company to conduct an orderly wind down of operations. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. For the foreseeable future, our ability to continue our operations is dependent upon the ability to obtain additional funding through public or private equity offerings, debt financings, collaborations and/or licensing arrangements. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain funding, we may be required to further delay, reduce or eliminate our MultiStem product candidate approval and commercialization efforts, which would adversely affect our business prospects, and we likely will be unable to continue operations. Additionally, our ability to make timely payments on obligations to the supplier we have entered into the Forbearance Agreement, discussed in more detail below, is dependent on future capital raise. The supplier has the right to call the full amount of the debt due immediately if we are late on a payment and do not remedy the delinquent payment in the allotted cure period. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

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

As of September 30, 2023, we have outstanding options, restricted stock units and warrants that were not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As of September 30, 2023, we had warrants outstanding to purchase an aggregate of 400,000 shares of our common stock that were issued to HEALIOS K.K. (“Healios”) in August 2021 and are not yet exercisable according to their terms. Additionally, as of September 30, 2023, we had outstanding warrants to purchase 1,920,000, 2,000,000, 9,109,090, 3,685,000, and 28,600,000 shares of our common stock that were issued in August 2022, September 2022, November 2022,  April 2023, and August 2023, respectively. Additionally, we had shares related to the convertible note that have been excluded from the calculation, as these would be anti-dilutive.

The following instruments were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	1,119,369	1,280,173	1,119,369	1,280,173
Restricted stock units	301,029	103,065	301,029	103,065
Convertible Note - refer to Note 11	11,538,461	—	11,538,461	—
Warrants - refer to Note 8	45,714,090	3,920,000	45,714,090	4,320,000
Total	58,672,949	5,303,238	58,672,949	5,703,238

5. Property and Equipment, net

	For the periods ended
	September 30,	December 31,
Property and equipment consists of (in thousands):	2023	2022
Laboratory equipment	$8,352	$7,576
Office equipment and leasehold improvements	3,398	3,934
Equipment not yet in service	2,850	2,313
	14,600	13,823
Accumulated depreciation and amortization	(10,364)	(9,609)
	$4,236	$4,214

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

We have disposed of gross assets of approximately $1.0 million with accumulated depreciation of $0.4 million, for $0.3 million in cash, which resulted in a loss of $0.3 million for the nine months ended September 30, 2023. We had no material disposals for the same period ended September 30, 2022. Additionally, we accelerated depreciation for assets no longer expected to be used in operations to their expected salvage values, which resulted in additional depreciation of $0.9 million being record for the three months ending  September 30, 2023. We reduced the useful lives of equipment resulting in additional depreciation of $0.4 million for the nine months ended September 30, 2022.

On June 9, 2023, our landlord for the property in Stow, Ohio, Seasons Business Center Four, LLC, brought suit against the Company in the Summit County, Ohio Court of Common Pleas asserting claims for Breach of Contract (Lease), Promissory Estoppel, and Unjust Enrichment relating to the subject lease between the parties. As a result of the Company surrendering possession of the property and returning the keys to the landlord the Company recorded an impairment charge related to the right-of-use asset. During the nine months ended September 30, 2023, we recorded $7.9 million of impairment charges to fixed assets. The impairment charge is recorded in research and development costs and expenses. The right-of-use liability has all been reclassified to current.

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

In August 2021, the Company and Healios entered into a Comprehensive Framework Agreement for Commercial Manufacturing and Ongoing Support, or the Framework Agreement, which provided for clarification under and modified the existing agreements between the parties. It also provided Healios with deferral of certain milestone payments. Under the Framework Agreement, the Company was entitled to payments for reimbursable services of $0.7 million. The amount, which was included in accounts receivable from Healios has been fully offset by an allowance for doubtful accounts at September 30, 2023 due to the length of time the receivable has been outstanding without collection.

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

In August 2021, we also issued two warrants (together, the “2021 Warrants”) to Healios in connection with the Framework Agreement to purchase up to a total of 400,000 shares of our common stock. The 2021 Warrants are being accounted for as consideration paid or payable to a customer according to Topic 606, Revenue from Contracts with Customers, and Topic 718, Compensation Stock Compensation, under which the recognition of such equity instruments is required at the time that the underlying performance conditions become probable or are satisfied. As of September 30, 2023, the 2021 Warrants have not been recorded as the underlying performance conditions have not been satisfied and are not yet considered probable. Refer to Note 8, “Stockholders’ Equity and Warrants”, for further information.

In August 2023, the Company entered into a Memorandum of Understanding (“MOU”) with Healios, which memorializes the terms between the Company and Healios regarding consultation services the Company agreed to provide Healios as it explores its effort to join and participate in the Company’s ongoing MASTERS-2 Study. In exchange, Healios agreed to compensate the Company for consulting services. Healios made a $150,000 deposit which is recorded in Deferred revenue - Healios.

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

Under the Framework Agreement, it was determined there was one performance obligation for services necessary for regulatory approvals, manufacturing readiness, and commercial launch in Japan. We determined the transaction price included estimated payments for reimbursable services to be performed by us for Healios and the $3.0 million milestone payment. We allocated the total transaction price to this one performance obligation. We began recognizing revenue in the third quarter of 2021 as the services were being performed. At September 30, 2023, the services related to this performance obligation are largely complete and consist of minimal close-out activities which are immaterial. During the three months ended September 30, 2023, we recognized no revenue associated with this performance obligation, compared to $0.1 million for three months ended September 30, 2022. We recognized no revenue for three months ended September 30, 2023 and  September 30, 2022 from performance obligations satisfied in previous periods.

Accounts receivable from Healios

Accounts receivable from Healios are related to our contracts and are recorded when the right to consideration is unconditional at the amount that management expects to collect. Accounts receivable from Healios do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing. As of September 30, 2023, we have increased our allowance for doubtful accounts to cover the full amount of balance that we showed as outstanding, due to the length of time the invoices have been outstanding.

Deferred Revenue - Healios

The amounts included in deferred revenue - Healios are considered a contract liability connected to the funds received as part of the MOU. During the nine months ended September 30, 2023, no revenue was recognized from contract liabilities, compared to $2.8 million of revenue recognized during the nine months ended September 30, 2022.

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

Disaggregation of Revenues

We recognize product supply revenue at a point in time upon delivery, as defined in the applicable product supply contracts, while service revenue is recognized when earned over time. The following table presents our contract revenues disaggregated by timing of revenue recognition (in thousands):

	Three months ended		Three months ended
	September 30, 2023		September 30, 2022
	Point in		Point in
	Time	Over Time	Time	Over Time
Contract Revenue from Healios
Product supply revenue	$—	$—	$—	$—
Service revenue	—	—	—	65
Total disaggregated revenues	$—	$—	$—	$65

	Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022
	Point in		Point in
	Time	Over Time	Time	Over Time
Contract Revenue from Healios
Product supply revenue	$49	$—	$—	$—
Service revenue	—	—	—	5,294
Total disaggregated revenues	$49	$—	$—	$5,294

7. Stock-Based Compensation

Our 2019 Equity and Incentive Compensation Plan (the “EICP”) authorized at inception, an aggregate of approximately 3,700,000 shares of our common stock for awards to employees, directors and consultants. The EICP authorizes the issuance of stock-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. As of September 30, 2023, a total of 1,185,543 shares (including 11,289 shares related to an expired incentive plan) of common stock have been issued under our equity incentive plans.

On September 27, 2022, the stockholders of the Company approved the amendment and restatement of the Athersys, Inc. 2019 Equity and Incentive Compensation Plan (the “Amended EICP”). The Amended EICP continues to provide stock-based compensation as described above. Subject to adjustment, an additional 2,000,000 shares of Company common stock are available for awards under the Amended EICP.

As of September 30, 2023, a total of 2,095,332 shares were available for issuance under our EICP, and stock-based awards representing 990,898 (including 19,084 shares related to an expired incentive plan) of common stock were outstanding. Additionally, inducement stock options granted outside of our equity incentive plans to purchase 429,500 shares of common stock were outstanding at September 30, 2023. For the three months ended September 30, 2023 and 2022, stock-based compensation expense was approximately $0.7 million and $2.0 million, respectively. At September 30, 2023, total unrecognized estimated compensation cost related to unvested stock-based awards was approximately $3.2 million, which is expected to be recognized by the end of 2026 using the straight-line method.

8. Stockholders’ Equity and Warrants

At  September 30, 2023 and September 30, 2022, we had 600,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock authorized. No shares of preferred stock have been issued as of September 30, 2023 and 2022.

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

On September 22, 2022, in consideration of the August 2022 Purchase Agreement Amendment, and without receiving any cash proceeds, the Company issued to the investor additional warrants exercisable for 2,000,000 shares of common stock (the “September 2022 Warrants”) at a price of $6.385 for a seven-year period after the six-month anniversary of the date of issuance thereof.

The Company has assessed the August 2022 Pre-Funded Warrants, the August 2022 Common Warrants and the September 2022 Warrants (collectively, the “Warrants”) for appropriate equity or liability classification pursuant to the Company’s accounting policy as described in Note C, in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The Warrants contain a provision pursuant to which the warrant holder has the option to receive cash in the event there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). The Warrants met the definition of a derivative pursuant to ASC 815, Derivatives and Hedging and did not meet the derivative scope exception. As a result, the Warrants were initially recorded as liabilities and measured at fair value using the Black-Scholes valuation model. Issuance costs of $0.5 million were allocated to the Pre-Funded Warrants and Common Warrants and recorded in other income, net on the condensed consolidated statement of operations and comprehensive loss in the three ended September 30, 2022. The remaining issuance costs of $0.4 million were allocated to the common stock and recorded in additional paid-in capital.

On April 17, 2023, the Company amended the August 2022 Warrants and the September 2022 Warrants to, among other things, reduce the exercise price to $0.96 per share with respect to 1,920,000 shares of common stock covered by the August 2022 Common Warrants and 1,760,000 shares of common stock covered by the September Warrants. As a result of the amended agreement, the August 2022 Common Warrants and the September 2022 Warrants now meet the guidance for equity classification in accordance with ASC 815, Derivatives and Hedging. Such warrants were adjusted to their fair value on April 17, 2023, inclusive of the change in exercise price and the change in fair value was recorded in other (expense) income, net and then the warrants were reclassified to additional paid-in-capital (APIC).

On August 17, 2023, the Company further amended the August Warrants and the September Warrants to, among other things, reduce the exercise price to $0.32 per share with respect to 1,920,000 shares of Common Stock covered by the August Warrants and 2,000,000 shares of Common Stock covered by the September Warrants.

During the three- and nine months ended September 30, 2023, the Company recognized no other expense and other expense of $2.2 million, respectively, for the fair value adjustment related to the warrant liabilities. During the three and nine months ended September 30, 2022, the Company recognized a net gain of $2.8 million for the fair value adjustment related to the warrant liabilities, which includes a charge of $0.4 million recorded upon issuance of the New Warrants.

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

April 2023 Securities Purchase Agreement

On April 18, 2023, the Company entered into a placement agency agreement with A.G.P. pursuant to which A.G.P. agreed to serve as the exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P. received a placement fee of approximately $0.2 million and approximately $0.1 million for the reimbursement of expenses.

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

The April 2023 Common Warrants meet the requirements to be classified as equity in accordance with ASC 815, Derivatives and Hedging. The April 2023 Common Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet.

August 2023 Securities Purchase Agreement

On August 17, 2023, the Company entered into a placement agency agreement with A.G.P. pursuant to which A.G.P. agreed to serve as the exclusive placement agent for the issuance and sale of common stock and warrants. A.G.P. received a placement fee of approximately $0.2 million and approximately $0.2 million for the reimbursement of expenses.

On August 17, 2023, the Company entered into a securities purchase agreement (the “August 2023 Purchase Agreement”) with investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 4,212,500 shares of the Company’s common stock, (ii) pre-funded warrants (the “August 2023 Pre-Funded Warrants”) exercisable for an aggregate of 6,725,000 shares of common stock, (iii) Series A common stock purchase warrants (the “Series A Common Warrants”) exercisable for an aggregate of 10,937,500 shares of the Company’s common stock, and (iv) Series B common stock purchase warrants (the “Series B Common Warrants” and together with the Series A Common Warrants, the “August 2023 Common Warrants”) exercisable for an aggregate of 10,937,500 shares of the Company’s common stock, in combinations of one share or one August 2023 Pre-Funded Warrant and one of each Series A Common Warrant and Series B Common Warrant for a combined purchase price of $0.32. Subject to certain ownership limitations, the August 2023 Pre-Funded Warrants and the August 2023 Common Warrants are exercisable upon issuance. Each August 2023 Pre-Funded Warrant is exercisable for one share of common stock at a price per share of $0.0001 (as adjusted from time to time in accordance with the terms thereof) and does not expire. Each Series A Common Warrant is exercisable into one share of common stock at a price per share of $0.32 (as adjusted from time to time in accordance with the terms thereof) for a five-year period, and each Series B Common Warrant is exercisable into one share of common stock at a price per share of $0.32 (as adjusted from time to time in accordance with the terms thereof) for a one and a half year period. The offering closed on August 21, 2023, and the Company received net proceeds of approximately $3.0 million, after giving effect to the payment of placement fees and expenses.

The August 2023 Common Warrants and 6,725,000 of the August 2023 Pre-Funded Warrants, which remain outstanding, meet the requirements to be classified as equity in accordance with ASC 815, Derivatives and Hedging. The August Common Warrants were recorded at their relative fair value at issuance in the stockholders’ equity section of the balance sheet.

On October 11, 2023, the Company entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% (the “Inducement Warrants”) of the number of warrant shares issued pursuant to the exercise of such certain existing warrants to purchase shares of common stock (the "Existing Warrants") pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase up to 28,124,540 shares of the Company’s common stock, at a reduced exercise price of $0.1395 per share in exchange for the Company’s agreement to issue the Inducement Warrants to purchase up to 56,249,080 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Existing Warrants consist of the Company’s common warrants issued on August 17, 2022, September 22, 2022, November 10, 2022, and August 21, 2023. We received aggregate gross proceeds of approximately $3.9 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses payable by us.

On October 30, 2023, the Company entered into an offer letter with a holder of the Company's common stock Existing Warrants issued on October 16, 2023 to (1) reduce the exercise price of the Existing Warrants from $0.1395 to $0.01 per share (the “Reduced Exercise Price”), (2) issue to the Holder new common stock purchase warrants (the “New Warrants”) to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share; and (3) make the Existing Warrants immediately exercisable.

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

Equity Purchase Agreement

We previously had equity purchase agreements in place since 2011 with Aspire Capital Fund, LLC (“Aspire Capital”) that provided us with the ability to sell shares to Aspire Capital from time to time. On May 12, 2022, we entered into an agreement (the “2022 Equity Facility”) that included Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2022 Equity Facility were similar to the previous equity facilities with Aspire Capital. Our prior equity facility was entered into on June 24, 2021 (the "2021 Equity Facility") and included Aspire Capital’s commitment to purchase up to an aggregate of $100.0 million of shares of our common stock over a defined timeframe. The terms of the 2021 Equity Facility were similar to the previous equity facilities with Aspire Capital. The 2021 Equity Facility was fully utilized and automatically terminated during the second quarter of 2022.

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

During quarter ended September 30, 2022, we sold no shares to Aspire Capital.

9. Fair Value Measurements

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of such instruments.

Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The requirement requires judgements to be made. Our Level 3 financial liabilities consist of  warrant liabilities prior to their reclassification to equity and a convertible note payable for which there is no current market such that the determination of fair value requires judgement or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company uses the Black-Scholes option valuation model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction detail such as the Company’s stock price, contractual terms, maturing, risk free rates as well as volatility. The unobservable input for the Level 3 warrant liabilities includes volatility, which is not significant to the fair value measurement of the warrant liabilities.

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

The following weighted-average input assumptions were used in determining the fair value of the note at inception, as of June 30, 2023, and as of September 30, 2023. Volatility was 49.5% on May 17, 2023, 50.6% on June 30, 2023, and 77.9% on September 30, 2023, and the implied bond yield was 18.9% on May 17, 2023, 19.6% on June 30, 2023, and 30.7% on September 30, 2023

A reconciliation of the beginning and ending balances for the note payable which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

	Note Payable	Credit Risk Change	Accrued Interest	Total Fair Value
Balance March 31, 2023	$—	$—	$—	$—
Initial Transaction Fair Value - May 17	15,000	—	—	15,000
Accrued Paid-in-Kind (PIK) Interest as of June 30, 2023	—	—	185	185
Fair Value Adjustment - June 30, 2023	640	—	—	640
Balance June 30, 2023	15,640	—	185	15,825
Accrued Paid-in-Kind (PIK) Interest added to Principal	185	—	(185)	—
Accrued Paid-in-Kind (PIK) Interest as of September 30, 2023	—	—	383	383
Fair Value Adjustment - September 30, 2023	(3,832)	(1,208)	—	(5,040)
Balance September 30, 2023	$11,993	$(1,208)	$383	$11,168

10. Other Income and Expense

Other (expense) income consists of loss from extinguishment of debt, interest expense, foreign exchange gain/(loss), fair value change from warrants, gain/(loss) on disposal of assets and other.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Gain/(Loss) from extinguishment of debt	$—	$—	$2,611	$—
Change in fair value - note payable	3,832	—	3,192	—
Interest expense	(211)	44	(545)	31
Foreign exchange gain/(loss)	287	631	109	915
Fair value change - warrants	—	2,784	(2,151)	2,784
Gain/(Loss) on disposal of assets	(467)	11	(321)	11
Other	568	(426)	701	75
	$4,009	$3,044	$3,596	$3,816

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

The Note bears interest at a rate of 10.0% per annum, which shall be capitalized and added to the principal amount semi-annually on January 1 and July 1, commencing on July 1, 2023, and must be repaid in full, including accrued and unpaid interest thereunder, on (or before, subject to certain conditions) May 17, 2026. The Note provides for customary events of default, including nonpayment, failure to comply with covenants or other agreements in the Note, certain events of bankruptcy and an adverse judgment for payment of $3.0 million or more (each, an “Event of Default”). Upon and during the continuance of any Event of Default, the rate of interest shall increase to 14%. The obligations under the Note are guaranteed by certain of the Company’s existing subsidiaries. Subject to a beneficial ownership limitation of 19.99% of the Company’s outstanding common stock and any shareholder approval requirements, the supplier may elect, at its sole discretion, to convert any outstanding principal and interest on the Note into shares of common stock of the Company at a conversion price of $1.30 per share (subject to adjustment as provided under the Note), which amounts to 11,538,461 convertible shares, at any time after the 18-month anniversary of the date of issuance of the Note (or upon an Event of Default) until the total outstanding balance of the Note is paid.

The Company has elected the fair value option under ASC 825-10-25 to measure the Note at fair value at inception and in subsequent periods, with changes in fair value reported in earnings, except for changes in fair value caused by instrument-specific credit risk which is reported in other comprehensive income. The Note is eligible for the fair value option as it is a permissible instrument within the scope of ASC 825-10-15. The Company incurred debt issuance costs (legal fees) of $16,679 which were expensed at issuance. The fair value of the Note on June 30, 2023 was $15.8 million and the change in fair value of $0.8 million was reported in other (expense) income, net, with $0.2 million being recorded as Paid-in-Kind interest and the remaining $0.6 million being the fair value adjustment, increasing the interest expense and note payable balance. As of  September 30, 2023, the value of the Note was $10.8 million and the change in fair value for the nine months ended September 30, 2023 of $3.8 million was reported in other (expense) income, net, with the changes in fair value caused by instrument-specific credit risk of $1.2 million (net of tax) was reported in other comprehensive income, and with $0.4 million being recorded as Paid-in-Kind interest. See a reconciliation of the change in fair value of the Note in Note 9, “Fair Value Measurements”.

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

An Event of Default is defined in the Agreement as any of the following:

1.	Company defaults in the payment of principal, accrued and unpaid interest or any other amounts owing under the Note

2.	Any representation or warranty made by the Company proves to have been false

3.	The Company defaults in the performance of, or fails to comply with, any other terms, provision, condition, covenant or agreement contained in the Note

4.	Company files for bankruptcy

5.	Court appoints a custodian, receiver, trustee or other officer for dissolution, winding-up, or liquation of the Company

6.	One or more judgments for payment of money in excess of $3 million shall be rendered against the Company

The deferred accounts payable does not accrue interest as long as all monthly payments are made on or before the last day of each calendar month, starting in October 2023 and running for 48 months or until the full $11.8 million balance has been repaid. Any cash payment not paid when due shall be subject to interest at the rate of 10% per annum running from the date of the last cash payment made by or on behalf of the Company. If any cash payment remains unpaid for more than 60 days following the date such cash payment was due, the supplier has the right to declare the entire remaining balance due immediately and payable without further notice. Cash payments automatically become immediately due and payable upon the commercial readiness by the Company. The Company made the first payment before the end of October 2023.

12. Restructuring Charges

In June 2022, we announced the Plan, including an approximate 70% reduction in our workforce. As part of the Plan, we also announced changes to our executive team. Mr. Lehmann left the Company on May 31, 2022. Dr. Harrington and Mr. Macleod left the Company on June 30, 2022.

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

The following table sets forth certain details associated with the restructuring charges incurred in the three and nine months ended September 30, 2023 and the obligations recorded for the expenses associated with the Plan (in thousands). It is anticipated the Plan will be completed by the end of 2023.

	Balances		Cash	Balances
	January 1, 2023	Charges	(payments)	September 30, 2023
Employee severance and benefits	$935	$—	$(621)	$314
Legal and professional fees	35	61	(65)	31
Other	15	—	(15)	—
	$985	$61	$(701)	$345

	Balances		Cash	Balances
	June 30, 2023	Charges	(payments)	September 30, 2023
Employee severance and benefits	$314	$—	$—	$314
Legal and professional fees	27	30	(26)	31
Other	—	—	—	—
	$341	$30	$(26)	$345

The current portion of our restructuring accrual is included in accrued compensation and related benefits and accounts payable and there is no long-term portion of our restructuring accrual.

Restructuring charges are recorded general and administrative costs and expenses for the three months ended September 30, 2023.

13. Income Taxes

We have United States (“U.S.”) federal net operating loss and research and development tax credit carryforwards, as well as state and city net operating loss carryforwards, which may be used to reduce future taxable income and tax liabilities. We also have foreign net operating loss and tax credit carryforwards, and the foreign net operating loss carryforwards do not expire. Substantially all of our deferred tax assets have been fully offset by a valuation allowance due to our cumulative losses. The carrying value of our deferred tax assets and liabilities is determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets and liabilities. Also, there are significant limitations on our ability to utilize our net operating loss and tax credit carryforwards generated prior to October 2012 under Section 382 of the Internal Revenue Code of 1986, as amended. Utilization of some of the federal and state net operating loss and tax credit carryforwards generated after October 2012 may be subject to additional annual limitations due to the “change in ownership” provisions of the IRC and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study subsequent to October 2012 as of September 30, 2023. We will update our analysis under Section 382 prior to using these attributes.

14. Subsequent Events

Animal Health Transaction

On October 3, 2023, the Company announced the signing of a licensing agreement with Ardent Animal Health ("Ardent"). Ardent is a privately held veterinary biotechnology company developing regenerative medicine and cancer therapies for animals. Under the terms of the agreement, Athersys will receive an initial fee of $0.1 million from Ardent in exchange for an exclusive license to Athersys’ Multipotent Adult Progenitor Cell (MAPC®) technology for non-human mammal applications in the United States and equipment fees. The agreement includes pre- and post-regulatory approval milestone payments to Athersys, including payments on conditional and full product approval for each species/indication combination. Athersys will also receive tiered, double-digit royalties on commercial sales. Athersys has also granted Ardent rights of first refusal to be the exclusive distributor for Athersys’ novel cryogenic storage system, the Secure Integrated Freezer Unit (SIFU) in the United States animal health space.

Healios Update

On October 10, 2023, ABT Holding Company ("ABT Holding") and Healios entered into a binding memorandum of understanding (the “October MOU”), pursuant to which, among other things, ABT Holding entered into (i) an amendment (the “Fifth Amendment to License Agreement”) to that certain license agreement, dated as of January 8, 2016, as amended (the “Existing License Agreement”), and (ii) an assignment agreement for ARDS (as defined below) clinical doses (the “Assignment Agreement”), each with Healios and dated of even date with the October MOU.

Under the Fifth Amendment to License Agreement, the Company agreed to grant Healios a non-exclusive worldwide license to develop and commercialize MultiStem with respect to treating acute respiratory distress syndrome (“ARDS”) in exchange for potential development and sales milestone payments and additional royalties totaling up to $150 million in the aggregate. The Assignment Agreement provides for ABT Holding’s assignment of certain MultiStem doses manufactured by using a 3D bioreactor process to Healios. On  October 12, 2023, ABT Holding received the first milestone payment of $1.5 million, and then on November 9, 2023, the Company received the second milestone payment of $1.5 million. The Company  may receive another $1.5 million which is contingent on Healios closing on financing.

Nasdaq Notices

On October 14, 2022, we received a written notice (the “October 2022 Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum market value of listed securities of $35 million, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”) because the market value of the common stock was below $35 million for 30 consecutive business days. The Company had been granted by the Nasdaq Hearings Panel (the “Panel”) until October 10, 2023, to regain compliance with the Market Value Standard, which represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant. On October 12, 2023, Nasdaq requested an update from the Company and, in response, the Company submitted an update to Nasdaq on October 13, 2023, and requested additional time to regain compliance.

On October 16, 2023, the Company received a delisting determination letter from Nasdaq advising the Company that the Panel had determined that the Company was unable to demonstrate compliance with the Market Value Standard. As a result, trading of the Company’s common stock was suspended at the opening of business on October 18, 2023. The Company anticipates that a Form 25-NSE will be filed with the U.S. Securities and Exchange Commission, removing the Company’s securities from listing and registration on Nasdaq.

The Company’s common stock is currently quoted on the Pink Open Market tier operated by OTC Markets Group, Inc. under the symbol “ATHX.”

Warrant Inducement Offer, Warrant Restructure Transaction, and Related Agreements

On October 11, 2023, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder of certain existing warrants (“Warrant Holder”) to receive new warrants to purchase up to a number of shares of common stock equal to 200% (the “Inducement Warrants”) of the number of warrant shares issued pursuant to the exercise of such certain existing warrants to purchase shares of common stock (the “Existing Warrants”) pursuant to which the Warrant Holder agreed to exercise for cash their Existing Warrants to purchase up to 28,124,540 shares of the Company’s common stock, at a reduced exercise price in exchange for the Company’s agreement to issue the Inducement Warrants to purchase up to 56,249,080 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Existing Warrants consist of the Company’s common warrants issued on August 17, 2022, September 22, 2022, November 10, 2022, and August 21, 2023. Pursuant to the Inducement Letter, upon the exercise of any Existing Warrants, the reduced exercise price of $0.1395 per share. We received aggregate gross proceeds of approximately $3.9 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses payable by us.

On October 30, 2023, the Company entered into an offer letter (the “Letter Agreement”) with the Warrant Holder, to (1) reduce the exercise price of the Inducement Warrants from $0.1395 to $0.01 per share, (2) issue to the Warrant Holder new common stock purchase warrants (the “New Warrants”) to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share; and (3) make the Inducement Warrants immediately exercisable.

Pursuant to the Letter Agreement, the Holder agreed to (A) reduce the period of the subsequent equity sale restrictions contained in Section h)(i) of Annex A to the Inducement Letter from 60 days to 30 days; (B) reduce the applicable period in each and all of the provisions relating to restrictions on the Company (or any of its subsidiaries) involving a “Variable Rate Transaction” (as such term, or a term of similar meaning, is defined in the applicable document) so that each such period terminates on March 1, 2024 in all stock purchase agreements, related letter agreements, and all other related agreements with the Holder; and (C) vote as set forth below in connection with a Fundamental Transaction.

The Warrant Holder agreed that upon the occurrence of a Fundamental Transaction (as defined in the New Warrants), if the Holder holds any shares of the Company’s common stock and a stockholder vote is required for such Fundamental Transaction, then the Warrant Holder agreed to vote all shares of its common stock that it holds as of any such record date that may be taken the vote of stockholders that are entitled to vote on such Fundamental Transaction in accordance with the recommendations of the Company’s board of directors.

In addition, on October 30, 2023, the Company and the Warrant Holder entered into an Amendment to Series A Common Stock Purchase Warrants (the “Warrant Amendment”) which amended the Inducement Warrants to reflect (i) the reduced exercise price of $0.01 per share, (ii) that the Inducement Warrants are now immediately exercisable, and (iii) that the Inducement Warrants will terminate on October 30, 2028.

Biomedical Advanced Research and Development (BARDA)

As previously disclosed, the Company responded to a request for proposal by the Biomedical Advanced Research and Development Authority, an agency within the U.S. Department of Health and Human Services (“BARDA”), with a view to include MultiStem in a BARDA-sponsored phase 2 platform clinical trial (“BARDA-Sponsored Clinical Trial”) for acute respiratory distress syndrome (“ARDS”).

On October 13, 2023, BARDA notified the Company that MultiStem has not been selected for inclusion in the BARDA-Sponsored Clinical Trial.

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

Overview and Recent Developments

We are a biotechnology company that is focused primarily in the field of regenerative medicine. Our MultiStem® (invimestrocel) cell therapy, a patented and proprietary allogeneic stem cell product candidate, is our lead platform product and is currently in clinical development. Our most advanced program is an ongoing Phase 3 clinical trial for the treatment of ischemic stroke. Our clinical development programs are focused on treating neurological conditions, inflammatory and immune disorders, certain pulmonary conditions and other conditions where the current standard of care is limited or inadequate for many patients, particularly in the critical care segment. On October 10, 2023, the Company announced the interim analysis for its ongoing Phase 3 trial, which concluded that the current sample size of 300 patients is insufficiently powered to achieve the primary endpoint of mRS Shift analysis at Day 365. The Company has paused enrollment of new patients while evaluating strategic options.

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

As of November 10, 2023, we had $5.7 million of cash and cash equivalents and current liabilities of $27.1 million, which consists of  accounts payable of $16.9 million, of which $8.5 million is related to deferred accounts payable to supplier, accrued liabilities of  $1.5 million, lease liabilities of  $7.8 million, and accrued payroll and benefits of $0.9 million. To conserve cash, we have been managing our disbursements and working with our suppliers and service providers to address the outstanding accounts payable. To preserve liquidity in the Company, named executive officers, including severance to former executives, have agreed to defer compensation. The accumulated amount of compensation as of October 31, 2023, owed to these executives was approximately $0.3 million. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Current Programs

Our MultiStem cell therapy product development programs in the clinical development stage include the following:

•    Ischemic Stroke: Our MASTERS-2 clinical trial is a randomized, double-blind, placebo-controlled clinical trial that was designed to enroll 300 patients in the United States and certain other international locations. The interim analysis completed in October 2023, concluded that the current sample size of 300 patients was insufficiently powered to achieve the primary endpoint of mRS Shift analysis at Day 365. There were no safety issues identified. Because the sample size required to achieve statistical significance is considerably larger, Athersys intends to conduct additional data analysis with independent statisticians. The Company plans to pause enrollment of new patients while this analysis is being conducted.

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

•	Changed the timing of the primary endpoint assessed by shift analysis in modified Rankin Scale, or mRS, score to Day 365, from Day 90.

•	Retained shift analysis in mRS score at Day 90 as a key secondary endpoint, along with other revised secondary endpoints.

•	Removed eligibility caps on concomitant reperfusion therapy to ensure the final study population is reflective of the current standard of care in the population eligible for this therapy

•	We may elect to have an independent statistician conduct an interim analysis to assess potential sample size adjustment.

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

In addition, Healios, our collaborator in Japan, conducted a clinical trial, TREASURE, evaluating the safety and efficacy of administration of MultiStem cell therapy for the treatment of ischemic stroke. In May 2022, Healios reported topline results for the TREASURE study. While the TREASURE trial did not reach statistical significance on its primary endpoint, Excellent Outcome at 90 days, it did demonstrate improvement in pre-specified measures of functional “independence” and good outcomes, such as mRS < 2, Barthel Index > 95 and Global Recovery.

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

As previously announced in March 2023, the Company held a Type B Meeting with the U.S. Food & Drug Administration (the “FDA”) and received approval on recommended protocol changes to the MASTERS-2 trial, including changing the Primary Endpoint to mRS Shift Analysis at Day 365 and adding an unblinded interim analysis for the purpose of study size adjustment. On October 10, 2023, the Company announced the interim analysis for its ongoing Phase 3 trial, which concluded that the current sample size of 300 patients is insufficiently powered to achieve the primary endpoint of mRS Shift analysis at Day 365.

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

Recent Developments

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

On April 21, 2023, we made the decision to and notified our landlord for the facility in Stow, Ohio that we surrendered possession of the property and returned the keys to the landlord. As a result of this decision, we note there will be an impact on operating results and cash flows, the Company has determined impairment indicators exist. In the current period, we have expensed the amount that we had previously been carrying as a Right of Use Asset as a general and administrative expense in the Statements of Operations and Comprehensive Loss. Additionally, we have reclassified the full liability to be all current in the Balance Sheet. On June 9, 2023, our landlord for the property in Stow, Ohio, Seasons Business Center Four, LLC, brought suit against the Company, see further discussion in Item 1. Legal Proceedings.

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

The Forbearance Agreement, among other things, restructures the Company’s matured and unmatured liabilities owed to the supplier under the Agreements, comprised of past due and current due obligations in the approximate amount of $20.9 million and future obligations in the approximate amount of $9.8 million, less (i) approximately $3.9 million in credits applied by the strategic supplier based upon prior agreements. The Forbearance Agreement provides that the supplier agrees to forbear from exercising rights and remedies available as a result of existing overdue amounts under the Agreements, so long as the Company pays to the supplier an aggregate of $11.8 million, in monthly payments of $0.25 million, commencing in October 2023. The first payment was made before the end of October 2023. The Forbearance Agreement also grants the supplier a right of first refusal in the form of an exclusive option to supply 50% of all material required for the manufacture of MultiStem® (invimestrocel) and any derivative products for five years after the date that MultiStem receives regulatory approval for commercial sale. Finally, under the Forbearance Agreement, the Company is granting a limited release and exculpation of the supplier for accrued or unaccrued claims arising out of the Agreements, except that the limited release does not release: (i) any claims arising out of the supplier’s contractual warranty relating to product delivered or services performed by the supplier pursuant to the Agreements or (ii) any claims that may arise out of the performance by the supplier of its obligations under the Agreements following the effective date of the Forbearance Agreement.

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

On August 17, 2023, the Company entered into a securities purchase agreement, or the August 2023 Purchase Agreement, with investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, (i) an aggregate of 4,212,500 shares of the Company’s common stock, (ii) pre-funded warrants, or the August 2023 Pre-Funded Warrants, exercisable for an aggregate of 6,725,000 shares of common stock, (iii) Series A common stock purchase warrants, or the Series A Common Warrants, exercisable for an aggregate of 10,937,500 shares of the Company’s common stock, and (iv) Series B common stock purchase warrants, or the Series B Common Warrants, exercisable for an aggregate of 10,937,500 shares of the Company’s common stock, in combinations of one share or one August 2023 Pre-Funded Warrant and one of each Series A Common Warrant and Series B Common Warrant for a combined purchase price of $0.32. Subject to certain ownership limitations, the August 2023 Pre-Funded Warrants, the Series A Common Warrants, and the Series B Common Warrants are exercisable upon issuance. Each August 2023 Pre-Funded Warrant is exercisable for one share of common stock at a price per share of $0.0001 (as adjusted from time to time in accordance with the terms thereof) and does not expire. Each Series A Common Warrant is exercisable into one share of common stock at a price per share of $0.32 (as adjusted from time to time in accordance with the terms thereof) for a five-year period, and each Series B Common Warrant is exercisable into one share of common stock at a price per share of $0.32 (as adjusted from time to time in accordance with the terms thereof) for a one and a half year period. The offering closed on August 21, 2023, and the Company received net proceeds of approximately $2.9 million, after giving effect to the payment of placement fees and expenses.

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

Three Months Ended September 30, 2023 and 2022

Revenues. Revenues for the three months ended September 30, 2023  no revenue was recognized compared to $0.1 million for the three months ended September 30, 2022. The revenue related to 2022 was primarily associated with services provided to Healios under the Framework Agreement. At September 30, 2022, the services under the Framework Agreement are largely complete, and are limited to minimal close-out activities. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios.

Research and Development Expenses. Research and development expenses decreased to $4.0 million for the three months ended September 30, 2023 from $12.4 million for the comparable period in 2022. The $8.4 million decrease is due to our restructuring plan which resulted in reduced manufacturing cost of $5.9 million, preclinical costs of $1.1 million, salaries and benefits of $1.3 million, and other research and development costs of $0.1 million. Our clinical development, clinical manufacturing, and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses decreased to $2.8 million for the three months ended September 30, 2023, from $3.7 million for the comparable period in 2022. The $0.9 million decrease is due to our restructuring plan which resulted in reduced salaries and benefits of $0.6 million, outside services of  $0.3 million, and other general and administrative costs costs of $0.1 million. We expect our annual 2023 general and administrative expenses to decrease compared to 2022 in connection with our restructuring plan.

Depreciation. Depreciation expense was $1.0 million for the three months ended September 30, 2023 and $0.6 million for the comparable period in 2022.The increase is due to taking additional accelerated depreciation for assets no longer expected to be used in operations to their expected salvage values, compared to the same period in 2022, as a result of our restructuring plan.

Other Income, net. Other income, net, was $4.0 million for the three months ended September 30, 2023, compared to $3.0 million for the same period in 2022. The balance in 2023 is primarily made up of the change in fair value of note payable of $3.8 million.

Nine Months Ended September 30, 2023 and 2022

Revenues. Revenues for the nine months ended September 30, 2023 were $48.8 thousand compared to $5.3 million for the nine months ended September 30, 2022. The revenue for the nine months ended September 30, 2022, was primarily associated with services provided to Healios under the Framework Agreement. At September 30, 2022, the services under the Framework Agreement are largely complete, and are limited to minimal close-out activities. Our collaboration revenues will fluctuate from period-to-period based on the services provided under our arrangement with Healios.

Research and Development Expenses. Research and development expenses decreased to $19.1 million for the nine months ended September 30, 2023 from $54.2 million in the comparable period in 2022. The $35.1 million decrease is due to our restructuring plan which resulted in reduced manufacturing cost of $25.4 million, salaries and benefits of $9.2 million, legal and professional costs of $0.6 million, and other research and development costs of $0.2 million. Our clinical development, clinical manufacturing, and manufacturing process development expenses vary over time based on the timing and stage of clinical trials underway, manufacturing campaigns for clinical trials and manufacturing process development projects. These variations in activity level may also impact our accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period. Other than external expenses for our clinical and preclinical programs, we generally do not track our research expenses by project; rather, we track such expenses by the type of cost incurred.

General and Administrative Expenses. General and administrative expenses decreased to $8.0 million for the nine months ended September 30, 2023 from $13.0 million in the comparable period in 2022. The $5.0 million decrease is due to our restructuring plan which resulted in reduced salaries and benefits of $4.4 million, outside services of $0.4 million, and other general and administrative costs costs of $0.2 million. We expect our annual 2023 general and administrative expenses to decrease compared to 2022 in connection with our restructuring plan.

Depreciation. Depreciation expense of $1.1 million for the nine months ended September 30, 2023 compared to $1.5 million for the comparable period in 2022. The decrease is due to both the sale of equipment associated with the decommissioning of certain equipment resulting in fewer depreciating assets in 2023 as well as recording accelerated depreciation on certain assets in 2022, as a result of our restructuring plan that exceeded accelerated depreciation of additional assets in the current period.

Other Income, net. Other income, net. was $3.6 million for the nine-month period ended September 30, 2023 and $3.8 million for the comparable 2022 period. The balance in 2023 is primarily made up of gain from extinguishment of $2.6 million and change in fair value of note payable of $3.2 million, offset by loss of $2.2 million due to change in Warrant fair value.

Liquidity and Capital Resources

Our primary source of liquidity is our cash balance. At September 30, 2023, we had $1.0 million in cash and cash equivalents. We have primarily financed our operations through business collaborations, grant funding and equity financing. We conduct all of our operations through our subsidiary, ABT Holding Company. Consequently, our ability to fund our operations depends on ABT Holding Company’s financial condition and its ability to make dividend payments or other cash distributions to us. There are no restrictions such as government regulations or material contractual arrangements that restrict the ability of ABT Holding Company to make dividend and other payments to us.

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

As of November 10, 2023, we had $5.7 million of cash and cash equivalents and current liabilities of $27.1 million, which consists of  accounts payable of $16.9 million, of which $8.5 million is related to deferred accounts payable to supplier, accrued liabilities of  $1.5 million, lease liabilities of  $7.8 million, and accrued payroll and benefits of $0.9 million. To conserve cash, we have been managing our disbursements and working with our suppliers and service providers to address the outstanding accounts payable. To preserve liquidity in the Company, named executive officers, including severance to former executives, have agreed to defer compensation. The accumulated amount of compensation as of October 31, 2023, owed to these executives was approximately $0.3 million. In the near term, we will need to obtain significant capital through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to continue to fund our operations. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all, particularly in light of our current stock price and liquidity. If we are unable to obtain adequate financing, we likely would have to file for protection under the bankruptcy laws to continue to pursue potential transactions and conduct a wind down of our Company. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred losses since inception of our operations in 1995, have negative operating cash flows, including in each of the last three years, and had an accumulated deficit of $682.6 million at September 30, 2023. Our losses have resulted principally from costs incurred in research and development, clinical and preclinical product development, manufacturing and process development, acquisition and licensing costs, and general and administrative costs associated with our operations. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

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

Cash Flow Analysis

Net cash used in operating activities was $14.4 million for the nine months ended September 30, 2023 compared to $47.0 million for the nine months ended September 30, 2022. Net cash used in operating activities may fluctuate significantly on a quarter-to-quarter basis, as it has over the past several years, primarily due to the receipt of fees from our collaborators and payment of clinical trial costs, such as clinical manufacturing campaigns, contract research organization costs and manufacturing process development projects. These variations in activity level may also impact our accounts receivable, accounts payable, accrued expenses, prepaid expenses and deposits balances from period to period.

Net cash provided in investing activities was $0.0 million for the nine months ended September 30, 2023 compared to cash used of $2.0 million for the nine months ended September 30, 2022. The fluctuations over the periods were due to the timing of disposal to property and equipment primarily due our restructuring efforts.

Financing activities provided cash of $6.2 million and $25.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease from the comparable period is primarily related to the termination of our equity purchase agreement with Aspire Capital in July 2022. Also included in financing activities for the nine months ended September 30, 2023 and September 30, 2022 are shares retained for withholding tax payments on stock-based awards.

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

Fair Value of Note Payable

On May 17, 2023, we entered into a Forbearance, Restructuring and Settlement Agreement (the “Forbearance Agreement”) with a supplier, which amends certain supply agreements between the Company and the supplier. Pursuant to the terms of the Forbearance Agreement, on May 17, 2023, the Company issued a convertible promissory note to the supplier in the principal amount of $15.0 million (the “Note”).The Company has elected the fair value option under ASC 825-10-25 to measure the Note at fair value at inception and in subsequent periods, with changes in fair value reported in earnings. The Note is eligible for fair value option as it is a permissible instrument within the scope of ASC 825-10-15. As a result, the Note is recorded as a liability and measured at fair value using the Lattice Model valuation model. The Note is adjusted to fair value at the end of each quarter. The adjustment to fair value is recorded in Other Income in the Statement of Operations and Comprehensive Loss, except for changes in fair value caused by instrument-specific credit risk which is reported in other comprehensive income.

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

As of September 30, 2023, management has concluded that there was a material weakness as described above in “Disclosure Controls and Procedures”.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. On June 9, 2023, our landlord for the property in Stow, Ohio, Seasons Business Center Four, LLC, brought suit against the Company in the Summit County, Ohio Court of Common Pleas asserting claims for Breach of Contract (Lease), Promissory Estoppel, and Unjust Enrichment relating to the subject Lease between the parties. The amount sought is undetermined but in excess of $25,000. The Company filed its Answer and Affirmative Defenses by the August 15, 2023 deadline and intends to defend against the claims asserted.

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

At December 31, 2022, we had $9.0 million of cash and cash equivalents. As of September 30, 2023, we had accounts payable of $9.3 million and we only had cash and cash equivalents of $1.0 million. Accordingly, we will need substantially more funding to advance our product candidates through development and into commercialization, including to put in place manufacturing capacity to support such commercial activity. Our future capital requirements will depend on many factors, including:

•	our ability to raise capital to fund our operations;

•	the progress, scope, costs and results of our clinical and preclinical testing of any current or future product candidates;

•	the possibility of delays in, adverse events of and excessive costs of the development process;

•	the cost of manufacturing our product candidates;

•	the cost of prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the time and cost involved in obtaining regulatory approvals;

•	expenses related to complying with cGMP of therapeutic product candidates;

•	costs of financing or acquiring additional capital equipment and development technologies;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements;

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

Risks Related to Our Common Stock

Currently there is a limited public market for our common stock, and we cannot predict the future prices or the amount of liquidity of our common stock.

Currently, there is a limited public market for our common stock. Our common stock is quoted on the OTC Pink under the symbol “ATHX.” However, the OTC Pink is not a liquid market in contrast to the major stock exchanges. Prices for securities traded solely on the OTC Pink may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected. We cannot predict the future prices of our common stock.

Trading in our common stock on the OTC Pink has been subject to wide fluctuations.

Our common stock is currently quoted for public trading on the OTC Pink. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our common stock is currently quoted only on the OTC Pink, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Pink, which is a significantly more limited market than the New York Stock Exchange, the NYSE American, or The Nasdaq Stock Market. The quotation of our shares of common stock on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment in our shares of common stock or liquidate at a price that reflects the value of the business. As a result, holders of our shares of common stock may not find purchasers for such shares should they desire to sell them. Consequently, our shares of common stock should be purchased only by investors having no need for liquidity in their investment and who can hold such shares for an indefinite period of time.

The Company’s common stock is considered a “penny stock” and may be difficult to sell.

The Company’s common stock is considered to be a “penny stock” under rules promulgated pursuant to the Exchange Act. Reasons for categorization as a penny stock include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Holders in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The Financial Industry Regulatory Authority (“FINRA”), has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 10, 2023, our subsidiary, ABT Holding Company (“ABT Holding”), and HEALIOS K.K. (“Healios”) entered into a binding memorandum of understanding (the “October MOU”), pursuant to which, among other things, ABT Holding entered into (i) an amendment (the “Fifth Amendment to License Agreement”) to that certain license agreement, dated as of January 8, 2016, as amended (the “Existing License Agreement”), and (ii) an assignment agreement for ARDS (as defined below) clinical doses (the “Assignment Agreement”), each with Healios and dated of even date with the October MOU.

Under the Fifth Amendment to License Agreement, the Company agreed to grant Healios a non-exclusive worldwide license to develop and commercialize MultiStem with respect to treating acute respiratory distress syndrome (“ARDS”) in exchange for potential development and sales milestone payments and additional royalties totaling up to $150 million in the aggregate. The Assignment Agreement provides for ABT Holding’s assignment of certain MultiStem doses manufactured by using a 3D bioreactor process to Healios. On October 12, 2023, ABT Holding received the first milestone payment of $1.5 million, and then on November 9, 2023, the Company received the second milestone payment of $1.5 million. The Company may receive another $1.5 million which is contingent on Healios closing on financing.

Copies of the October MOU, the Fifth Amendment to License Agreement, and the Assignment Agreement are filed as exhibits to this Quarterly Report, and the description of such documents is qualified in its entirety by reference to such exhibits.

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

3.3

Bylaws of Athersys, Inc., as amended and restated as of March 13, 2019 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on May 8, 2019).

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

4.1

Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on October 12, 2023).

4.2

Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on October 30, 2023).

4.3	Form of Warrant Amendment (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on October 30, 2023).

10.1	Forbearance, Restructuring and Settlement Agreement, dated as of May 17, 2023, between Athersys, Inc., certain subsidiaries of Athersys, Inc., and Lonza (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q (Commission No. 001-33876) filed with the Commission on August 16, 2023).

10.2	Athersys, Inc. 2019 Equity and Incentive Compensation Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (Commission No. 001-33876) filed with the Commission on October 2, 2023).

10.3*	Memorandum of Understanding, dated October 10, 2023, by and between ABT Holding Company and HEALIOS K.K.

10.4*	Fifth Amendment to License Agreement, dated October 10, 2023, by and between ABT Holding Company and HEALIOS K.K.

10.5*	Assignment Agreement, dated October 10, 2023, by and between ABT Holding Company and HEALIOS K.K.

31.1*	Certification of Daniel Camardo, Chief Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Kasey Rosado, interim Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Daniel Camardo, Chief Executive Officer, and Kasey Rosado, interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Athersys’ Quarterly Report on Form 10-Q for the period ended September 30, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Unaudited Condensed Consolidated Financial Statements; and (vi) document and entity information.

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

ATHERSYS, INC.

Date: November 16, 2023	/s/ Daniel Camardo
Daniel Camardo
Chief Executive Officer and Duly Authorized Officer